Form 10-K
period 2005-12-31
CRM Holdings, Ltd.
filed 2006-03-29
CIK 1338949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32705

CRM Holdings, Ltd.
(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box HM 2062, Hamilton HM HX Bermuda (Address of principal executive offices)	Not Applicable (Zip Code)

(441) 295-2185
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of February 6, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $160,169,280 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

The number of shares of the registrant’s common shares outstanding as of March 29, 2006 was 15,457,115.

Portions of the proxy statement for the registrant’s annual meeting of shareholders to be held on May 9, 2006, to be filed subsequently with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward looking statements. These forward looking statements include, in particular, statements about our plans, strategies and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are based on our current expectations and projections about future events and are identified by terminology such as “may,” “will,” “should,” “expect,” “scheduled,” “plan,” “seek,” “intend,” “anticipate,” “believe,” “estimate,” “aim,” “potential,” or “continue” or the negative of those terms or other comparable terminology.

All forward-looking statements involve risks and uncertainties. Although we believe that our plans, intentions and expectations are reasonable, we may not achieve our plans, intentions or expectations. There are or may be important factors that could cause actual results to differ materially from the forward looking statements we make in this document. We believe that these factors include, but are not limited to, those described under “Item 1A — Risk Factors” and the following:

•	The cyclical nature of the insurance and reinsurance industry;

•	Premium rates;

•	Investment results;

•	Regulatory changes;

•	The estimation of loss reserves and loss reserve development;

•	The occurrence and effects of wars and acts of terrorism;

•	The effects of competition;

•	The possibility that the outcome of any litigation or arbitration proceeding is unfavorable;

•	Failure to retain key personnel;

•	Economic downturns; and

•	Natural disasters.

These risks and others could cause actual results for the 2005 year and beyond to differ materially from those expressed in any forward looking statements made. The Company undertakes no obligation to update publicly or revise any forward looking statements made.

ITEM I — BUSINESS

Overview

CRM Holdings, Ltd. (“the Company”) is a leading provider of fee-based management and other services for workers’ compensation self-insured groups in New York and California. We have been in the business of forming and managing self-insured groups in New York since the inception of Compensation Risk Managers, LLC (“CRM”) in 1999 and expanded this business to California in 2003. The Company completed an initial public offering (“IPO”) on December 27, 2005, listing its shares on the NASDAQ National Market under the symbol “CRMH”.

We provide the groups with a broad range of services, including general management, underwriting, risk assessment, medical bill review and case management, general recordkeeping and regulatory compliance. We provide safety and loss control services to group members to help reduce workers’ compensation risks and expenses. In New York, we provide claims management services. We also act as a broker by placing excess coverage insurance and any required surety bonds for the groups, and we provide reinsurance for a portion of this excess coverage through our subsidiary, Twin Bridges (Bermuda) Ltd. (“Twin Bridges”).

The fees we receive for our management services are based on a percentage of either the manual workers’ compensation rates set by the New York Workers’ Compensation Board or the actual premiums paid to the groups by their members. The fees for our medical bill review and case management services are computed on a fee for service basis, and we receive commission income for placing the excess coverage insurance and surety bonds.

A self-insured group is an association of employers which provides workers’ compensation insurance to its members. Statutory workers’ compensation insurance provides coverage for employees’ medical expenses and lost wages arising from work-related injuries and coverage for employers’ liability to injured employees and others arising from the circumstances that resulted in the injury.

Each group we manage is composed of employers in the same industry, all of which are located in a single state. The premiums paid by the members of the groups we manage provide funding for claims and loss adjustment expenses and the general expenses of the groups. Each member of a group is jointly and severally liable for the liabilities incurred by the group during the period of the member’s participation, even if the member subsequently leaves the group. We concentrate on industries that we believe have favorable risk profiles, and regularly screen and monitor the members of each group we manage.

We have formed and currently manage 14 self-insured groups in 12 industries. Eight of these groups are in New York and six are in California. In New York, the groups cover the following industries: healthcare, contracting, transportation, wholesale and retail, manufacturing, public entities, real estate and cemetery management. In California, the groups cover the healthcare, contracting, new vehicle franchise auto dealerships, plastic manufacturing, banking and winery industries.

We anticipate that our California business will continue its rapid rate of growth in the near term. The aggregate annualized premiums paid by their members to the groups we manage in California were $74,943,543, $24,102,728 and $2,163,674 as of December 31, 2005, 2004, and 2003, respectively. New York has presently in effect a moratorium on the formation of new groups, but we believe that we have formed groups in New York for all industries that we have targeted and that our New York business will grow as a result of an increase in the number of members in these groups and recently approved manual rate increases. The aggregate annualized premiums attributable to the groups we manage in New York were $113,990,109, $110,011,630 and $106,870,887 as of December 31, 2005, 2004, and 2003, respectively. Our management monitors the period to period changes in these amounts because we believe that it is a meaningful indicator of the change in our expected fee-based management services revenues in the future. Our management fees are based on a percentage of the premiums our groups charge their members and are recognized as income over the year for which such premiums are fixed. Increases and decreases in the aggregate amount of these annualized premiums are an indication of the increase or decrease in the amount of management fees we expect to earn in the future as our unearned management fees are recognized as income.

Self-insured groups are required to purchase excess workers’ compensation coverage to cover claims that exceed a minimum level established by state law or regulation or by administrative determination. Since December 2003, we have provided reinsurance for a portion of this excess coverage through our subsidiary, Twin Bridges.

Our net reinsurance premiums for reinsuring a portion of this excess coverage have increased significantly since Twin Bridges began business. We used approximately $47,000,000 of the net proceeds from our initial public offering to provide additional surplus to Twin Bridges. We believe that this additional surplus will allow Twin Bridges to provide reinsurance for an increased amount of the excess coverage purchased by the groups we manage. We also anticipate that Twin Bridges will grow as our fee-based management services business continues to grow. Our ability to provide reinsurance is a significant element of our plans to grow our fee-based management services business. We believe that our willingness to reinsure a portion of the excess coverage our groups obtain and thereby expose our capital to risk distinguishes us from our competitors.

During the fourth quarter of 2005, we executed a term sheet with NY Marine  & General which will allow us to reinsure a substantially increased portion of the excess coverage obtained by our groups. Under the term sheet executed with NY Marine & General, approximately 62% of the premiums paid for excess insurance by the groups we manage will be assumed by Twin Bridges compared to an actual percentage of approximately 19% under our previous agreement with NY Marine & General. See “Risk Factors — Risks Related to Our Business — We depend on our reinsurance business for a substantial portion of our revenues and profits and we could be adversely affected if we are not able to maintain or increase this business” and “Risk Factors — Risks Related to Our Business — We presently depend on our relationship with a single provider of excess workers’ compensation coverage for all of our reinsurance business and the termination of this relationship could adversely affect us.”

Pursuant to the term sheet executed during the fourth quarter of 2005, we will reinsure 70% of the excess coverage provided to our groups by NY Marine & General in exchange for 70% of the premiums paid to NY Marine & General by our groups up to $5,000,000 per occurrence. To the extent that aggregate losses exceed 70% of aggregate premiums for all programs covered by the term sheet, we will be responsible for 100% of the losses until such losses exceed 90% of aggregate premiums. In addition, the term sheet provides that NY Marine & General will offer full statutory excess coverage for losses and loss adjustment expenses in excess of the $500,000 per occurrence liability typically retained by the groups upon renewal of their policies. The next renewal date for excess coverage policies held by our groups is January 1, 2006.

The Group Self-Insurance Market

The workers’ compensation insurance market has historically fluctuated with periods of low premium rates and excess underwriting capacity resulting from increased competition, followed by periods of high premium rates and shortages of underwriting capacity resulting from decreased competition. These conditions, along with poor customer service and substandard loss control and claims management, have motivated businesses to self-insure against workers’ compensation claims. Large companies generally have the financial strength to meet the significant statutory requirements to self-insure, or to create their own captive insurance companies to insure, these claims. Small and mid-sized companies generally lack the financial and administrative resources to do this, and in recent years have resorted to pooling their resources through the formation of self-insured groups as a means to obtain workers’ compensation insurance at acceptable rates and terms. CRM was formed in response to this relatively new market to manage self-insured groups.

California has undergone a period of rapid growth in the formation of new self-insured groups. From 1999 until 2005, average workers’ compensation rates increased by nearly 50% after taking into account significant average rate decreases during the last two years. As a result of this overall increase, 26 private self-insured groups have been formed in California since 2001 when California authorized the formation of private self-insured groups. California Senate Bill 899 was passed in April of 2004 with the goal of reducing the medical and indemnity benefits paid to injured workers over time. This bill has allowed insurers to reduce rates. Even though average rates in California have decreased significantly, as compared to 2003 and 2004, California workers’ compensation rates remain substantially higher than those charged for similar risks in New York.

In contrast to the California market, self-insured groups have existed in New York since the mid-1990s and the market is substantially more mature than the California market, with approximately 64 groups in existence.

New York is in the process of reevaluating its regulations relating to the formation of new groups. This has led to a temporary moratorium on the formation of new groups. This moratorium should not affect our ability to grow in New York as we believe we have formed groups in all desired industry classes that we have targeted. We believe growth in our New York business will occur as a result of increases in the number of members in our existing groups and recently approved manual rate increases. Following three years of relatively stable rates, the New York Workers’ Compensation Board passed a rate increase in August 2005 averaging five percent across all industry groups. This increase became effective in October 2005, and manual rates across the industries in which we have formed self-insured groups increased by approximately 8% on average commencing in 2006.

We believe that self-insured groups, when managed effectively, provide lower and more stable premium rates to their members than other methods of insuring workers’ compensation liabilities for small and mid-sized businesses. For that reason, we believe that self-insured groups will continue to be an attractive workers’ compensation insurance option for small and mid-sized companies.

Competitive Strengths

We believe that we have the following competitive strengths:

•	Established Operational and Financial Track Record. We have a well-established track record in forming, managing and growing self-insured workers’ compensation groups, with over $36 million in management fees and commission income for the year ended December 31, 2005. Since we began our group management business in 1999, we have formed and currently manage 14 self-insured groups.

•	Full Range of Services for Self-Insured Groups. We provide a full range of services to the groups we manage, including general management, underwriting, risk assessment and loss control, claims management and medical bill review and case management services.

•	Managerial Experience and Expertise. Our senior management team includes Daniel G. Hickey, Jr. and Martin D. Rakoff, each of whom has more than 15 years of insurance industry experience and has extensive contacts in the insurance and reinsurance industries. We believe that the experience of our senior management team provides us with a competitive advantage over new entrants into the group management market due to the significant regulatory and marketing impediments involved in the formation and management of self-insured groups. Our managerial expertise is in the following areas:

•	Formation of groups. We have significant experience assembling the critical number of initial group members, producing required documentation and obtaining regulatory approvals. We have effective working relationships with the regulatory agencies in New York and California, and serve on a number of advisory bodies that evaluate and recommend regulatory reform.

•	Cultivation and maintenance of relationships with our general agents and brokers. Our business heavily relies on our relationships with general agents and brokers and our executives have established excellent relationships with well-screened general agents and brokers. We also work closely with our general agents and brokers in order to develop new groups, maintain our established groups and attract additional members to our groups. We offer general agents and brokers competitive commissions for coverage placed by our groups and we provide training programs to general agents and brokers in order to educate them regarding the benefits of workers compensation self-insured groups. We believe that these strong relationships enhance our ability to attract and retain members of our groups and provide us with an advantage over many of our competitors. As of December 31, 2005, approximately 74% of the aggregate annualized premiums paid or attributable to the groups we manage was derived from members introduced to our groups by approximately 20% of our general agents and brokers.

•	General management, underwriting, loss control and claims management for the groups. We have a skilled management team, that is experienced in structuring workers’ compensation insurance and reinsurance of excess coverage, a group of underwriters experienced in writing group workers’ compensation insurance, an effective risk assessment and loss control group and, in New York, a skilled and effective claims management team.

•	Relationships with providers of excess coverage. New self-insured groups often experience difficulty in obtaining excess coverage because they have few members during their start-up phase. We use our significant premium volume and established relationships with providers of excess coverage to obtain for our managed groups the full excess coverage required by statute. This provides us with a significant advantage in forming new groups and penetrating new markets.

Strategy

The key elements of our strategy are:

•	Continued Growth of Fee-Based Business. Our California groups have grown rapidly since we began doing business in California. We anticipate continued growth in California in the near term both through an increase in membership in our existing groups and through an increase in the number of groups we manage. In New York, we believe growth will result from increases in the number of members in our existing groups and recently approved manual rate increases that allow our established groups to increase the premiums they charge their members.

We have identified other states which represent possible new market opportunities for our self-insured group model, but we have not entered these states in order to focus our resources on the growth of our California business. Furthermore, in 2006, we intend to offer our medical bill review and case management services to large, self insured entities, insurance companies, self-insured groups and other parties requiring these services.

•	Growth of Reinsurance Business. We infused $47,000,000 of our net initial public offering proceeds from this offering to provide additional surplus to Twin Bridges. Our reinsurance business represents a significant opportunity to enhance our profitability. This additional surplus is enabling Twin Bridges to provide reinsurance for an increased amount of the excess coverage obtained by the groups we manage. Furthermore, as our aggregate management services fees increase, our opportunities to grow our reinsurance business should also increase.

We intend to explore increasing our fee-based management services business by developing and offering non-workers’ compensation property and casualty insurance products to carefully selected members of the groups we manage. Initially, we would offer these products as a broker through unrelated U.S. admitted insurers. We believe that our ability to offer these additional insurance products to members of our groups will enable us to compete more effectively with commercial insurers that provide property and casualty insurance products together with workers’ compensation insurance as a comprehensive package. If we develop and offer these additional insurance products, Twin Bridges may consider reinsuring a portion of the risk that is assumed by the U.S. admitted insurers.

Organization

We conduct our operations principally through the following subsidiaries domiciled in Bermuda and the United States:

•	Compensation Risk Managers, LLC, or CRM, is a limited liability company organized under the laws of New York that is based in New York. Since 1999, CRM has provided management and other services to groups in New York and since October 2003 has assisted CRM CA in providing its management services;

•	Compensation Risk Managers of California, LLC, or CRM CA, is a limited liability company organized under the laws of California that is based in California. Since October 2003, CRM CA has provided management services to groups in California;

•	Twin Bridges (Bermuda) Ltd., or Twin Bridges, is a Bermuda exempted insurance company, incorporated in 2003, which reinsures a portion of the excess coverage that NY Marine & General provides to the groups that CRM and CRM CA manage; and

•	EIMAR, L.L.C., or Eimar, is a limited liability company organized under the laws of New York that is based in New York. Since 2002, Eimar has provided medical bill review and case management services to our groups in New York and California.

The Company completed an IPO on December 27, 2005 and sold 6,000,000 shares of common stock, par value $0.01 per share at a price of $13.00. The proceeds to the Company were $68.7 million, net of underwriting and offering expenses of $9,296,231. The Company contributed $47 million of the IPO proceeds to Twin Bridges to support the growth of its reinsurance business and $6.5 million to CRM to repay the entire amount outstanding under the revolving credit facility with KeyBank, and for general working capital. As of December 31, 2005, the Company deposited the remaining net proceeds in interest bearing accounts and purchased fixed maturity securities pending approval of the Company’s investment policy.

Effective December 27, 2005, immediately prior to the closing of the IPO, the former owners of CRM, CRM CA, Eimar (collectively, the “Pre-restructuring LLCs”) and Twin Bridges contributed all of their interests in these entities to the Company in a series of transactions (the “Restructuring”). The former shareholders of Twin Bridges and members of the pre-restructuring LLCs ultimately received a total of 9,457,115 common shares and 790,000 Class B shares in exchange for, and in the same proportion as, their ownership interest in the pre-restructuring LLCs and Twin Bridges. Total share issued and outstanding as a result of the IPO and restructuring were 15,457,115 common shares and 790,000 Class B shares.

Our Business Segments

The Company has identified three reportable segments: fee-based management services, reinsurance and corporate and other. Through CRM, CRM CA and Eimar, we provide management and other services to workers’ compensation self-insured groups in New York and California. Through Twin Bridges, we reinsure a portion of the excess coverage obtained by the self-insured groups that we manage. CRM Holdings, our corporate and other segment, holds investments, which earn income and incur general corporate expenses. The revenues, net income and assets of each of our segments for the three years ended December 31, 2005, 2004, and 2003 are set forth in the notes to our consolidated financial statements included elsewhere in this Form 10-K.

Fee-Based Management Services Segment

In 1999, we began our business in New York of forming, managing and operating workers’ compensation self-insured groups and presently manage eight groups in New York. We expanded our business to California in 2003 and presently manage six groups there. In the aggregate, the members of our groups are engaged in a broad range of businesses. While we expect to form additional managed groups, particularly in California, we intend to focus on the following industries:

•	Healthcare — We manage groups in New York and California that provide workers’ compensation insurance to nursing homes, hospitals and physician groups. We believe the New York group is one of the largest workers’ compensation self-insured groups in New York.

•	Contractors — We manage groups in New York and California that provide workers’ compensation insurance to artisan contractors, including carpenters, masons, plumbers, electricians and those in other skilled trades.

•	Transportation — We manage a group in New York that provides workers’ compensation insurance to companies engaged in highway-borne transportation, including local package delivery, bulk hauling of industrial commodities, milk hauling and for-hire limousine services.

•	Wholesale/Retail — We manage a group in New York that provides workers’ compensation insurance to companies engaged in local and regional retail grocery sales and entities involved primarily in the distribution of food products.

•	Auto Dealers — We manage a group in California that provides workers’ compensation insurance to new vehicle franchise auto dealerships.

•	Banks — During 2005, we formed a group in California that provides workers’ compensation insurance to banks.

•	Wineries — During 2005, we formed a group in California that provides workers’ compensation insurance to wineries.

We have formed other self-insured groups with smaller operations in New York to provide workers’ compensation insurance to the following industries:

•	real estate management, including janitorial, building maintenance and management services;

•	cemeteries;

•	public entities, including cities, towns, villages and school districts; and

•	manufacturing companies, which includes machine shops, injection molding and metal fabrication establishments.

We have also established a small group with operations in California, which provides workers’ compensation insurance to plastics manufacturers.

We provide the groups with a broad range of services, including general management, underwriting, risk assessment, medical bill review and case management, general recordkeeping and regulatory compliance. We provide safety and loss control services to group members to help reduce workers’ compensation risks and expenses. In New York, the fees we receive from all but one of our groups are based on a percentage of the manual workers’ compensation rates set by the New York Workers’ Compensation Board that are attributable to the members of the groups we manage, and our fees include claims management services. With respect to our groups in California and one of our groups in New York, our fees are based on a percentage of the premiums paid to the groups we manage by their members. Our groups in California pay the fees for claims management services directly to a third party administrator. In addition, we receive fees on a fee-for-service basis for medical bill review and case management services. We also receive commission income from: (1) U.S. admitted insurers for placing the excess coverage which the groups are required to obtain and (2) insurers for placing the required surety bonds for the groups we manage.

A significant amount of our existing business is dependent on a relatively small number of our managed groups. The Healthcare Industry Trust of New York (“HITNY”) provided approximately 27% and 38% of our revenues from fee-based management services for the years ended December 31, 2005 and 2004, respectively. Three other groups, Elite Contractors Trust of New York, Contractors Access Program of California and Transportation Industry Workers’ Compensation Trust of New York, provided approximately 20%, 13% and 11%, respectively, of our revenues from fee-based management services for the year ended December 31, 2005. Two groups, Elite Contractors Trust of New York and Transportation Industry Workers’ Compensation Trust of New York, provided approximately 22% and 14%, respectively, of our revenues from fee-based management services for the year ended December 31, 2004.

We also intend to explore offering our comprehensive range of management services on an integrated basis to individual entities, such as hospitals, nursing homes and manufacturers, that are large enough and have sufficient financial resources to self-insure against workers’ compensation claims. These entities may not have the administrative structure to support a self-insurance program and may require a third party to administer the program for them. We believe that offering our management services to these entities requires the same underwriting and other evaluations as offering our management services to our self-insured groups. Furthermore, we do not believe that providing our management services on an integrated basis to an individual self-insured entity involves any different risks or uncertainties than are applicable to our existing management services business.

Production of Business

All of our group management business is generated by general agents and brokers, who receive a commission usually equal to a percentage of gross premiums the groups charge their members. These commissions are generally uniform based on the industry and group involved. As of December 31, 2005, we had relationships with approximately 160 general agents and brokers in New York and approximately 40 general agents and brokers in California. As of December 31, 2005, approximately 74% of the aggregate annualized premiums paid or attributable to the groups we manage were derived from members referred to our groups by approximately 20% of our general agents and brokers. We carefully screen the general agents and brokers with whom we do business. No general agent or broker produces more than 10% of the business underwritten by the groups that we manage based on our aggregate annualized premiums paid or attributable to the groups we manage. Our management and underwriting officers generally have excellent relationships with these general agents and brokers and both value and place a strong emphasis on maintaining these relationships. We offer brokers and general agents competitive commissions for coverage placed by our groups and we provide training programs to brokers and general agents in order to educate them regarding the benefits of workers’ compensation self-insured groups. We believe that these strong relationships enhance our ability to attract and retain members of our groups and provide us with an advantage over many of our competitors.

Underwriting

Our management services include a determination of the appropriate level of premium for each member of a group. Our underwriting department achieves this by adjusting base premium rates based on:

•	the historical modification factor applicable to the member;

•	the member’s loss history for the past three years; and

•	our loss control and risk assessment of the member.

By individually analyzing the appropriate premium for each member of a group, we distinguish ourselves from other self-insurance services that typically maintain common pricing among group members. Our underwriting department attempts to determine premiums that are sufficient to cover the expected losses and loss adjustment expenses and fixed costs of the groups we manage.

Risk Assessment and Loss Control Services

We have structured our risk assessment and loss control services to provide high level, customized service to the members of each group. Our services include on-site assessments of safety issues for all members, annual service plans, compliance reviews and safety score card and training programs to assess development. Our model focuses on employee training and behavior modification in an effort to minimize losses on a prospective basis. We believe that the industry practice involves inspection-based loss control on a reactive basis.

Unlike many of our competitors in the insurance industry, all risk assessment and loss control services are performed by our employees and no independent contractors are used. Nearly all of our loss control employees have met our minimum educational requirement of a bachelor’s degree or better, and each possesses one or more of three nationally recognized professional accreditations and has a minimum of five years of multi-line carrier loss control experience. We provide each group with a dedicated service consultant, which gives us greater control of the work product. We do not provide risk assessment and loss control services based on premium size, and we do not bill any members of a group separately for these services. Instead, we allocate our service resources based on need for improvement, not premium size. By targeting the accounts that need professional assistance the most, our loss control function improves the overall quality of the business by reducing the aggregate number of workers’ compensation claims made by the members of our managed groups. The loss control personnel also address workplace safety issues by identifying and correcting the behavior or condition that resulted in a claim.

Our risk assessment and loss control services are training-intensive and personal and seek to ensure accountability for workplace safety among all levels of the member’s management structure.

Claims Management and Group Reserving

Our claims management services involve the administration and management of a claim from the time it is brought to our attention until the claim is finally settled. We perform these services for our New York groups, but do not perform claims services for our California groups because California law prohibits self-insured group managers from providing claims management services. We have established procedures to record reported insurance claims, regardless of size, in a claims database upon receipt of notice of the claim. We attempt to make contact with the injured worker, treating physician and employer within 24 hours after receiving a claim. This focus on timely reporting and follow up allows us to mitigate claims and loss adjustment expenses and identify potential fraud. We periodically update our database for any developments affecting a claim.

Our claims personnel divide claims into three categories: claims involving only medical expenses, claims involving medical expenses and up to an estimated 16 weeks of disability and claims involving medical expenses and longer periods of disability. The more serious claims are allocated to more senior employees who typically have a lighter case load. These teams investigate, evaluate and monitor the claims and each claim is reviewed at least once every 30 days. We employ a number of resolution adjustors whose sole job is to resolve these claims and obtain any approval required by the workers’ compensation group board. As a potential insurance claim develops, the claims teams will draw on all available resources to manage and settle the claim.

As required by California law, our California groups retain an independent claims handling company. Five of our California groups currently retain Matrix Absence Management, Inc., or Matrix, a subsidiary of Delphi Financial Group, Inc., to perform these services under a contract negotiated between Matrix and the group. A sixth California group has retained Tristar Risk Management,or Tristar, to perform these services. However, we retain claims settlement authority, establish loss reserves and review the work performed by Matrix and Tristar on a regular basis.

We use our claims database as an electronic workflow management tool for loss adjustment, coverage issues and litigation and to provide each group and its board with claims and loss information and to establish claims reserves for each group. These reserves are reviewed each year in the course of the independent audit performed for each group. In addition, the New York groups are subject to review by the New York Workers’ Compensation Board and the groups in California are subject to review by the California Department of Industrial Relations.

Medical Bill Review and Case Management

In 2002, we expanded our fee-based management services to include medical bill review and case management services.

The services include:

•	Medical Bill Review. This service reviews medical bills, reconciles them to the appropriate state fee schedule and subsequently reduces them to the allowable amount of payment. We attempt to be competitive by providing superior turn-around time and a quality review process which produces relatively few errors.

•	Independent Medical Examinations. This service provides for the scheduling of independent medical examinations for verification of the medical diagnosis and treatment plan for injured workers. We believe that this service is very competitive because we have assembled a high-quality physician network to provide the members of our groups with objective medical opinions.

•	Medical Case Management/Utilization Review. Through this service we supplement our claims management services by hiring registered nurses to coordinate communication among claims adjusters, treating physicians and injured workers.

Currently, nearly all of the income we receive for these services is attributable to our self-insured groups. We have recently hired a vice president of sales and marketing to help to sell these medical bill review and case management services to third parties. Our business strategy includes offering these services to large self- insured entities, insurance companies, self-insured groups and others that require these services. We have recently secured two new clients and have identified and are currently negotiating arrangements with additional prospects with which we have no pre-existing relationship.

Brokerage Services for the Groups

Self-insured groups are required to purchase excess workers’ compensation coverage above certain levels established by state law or regulation or by administrative determination. We act as a broker and place this excess insurance coverage and any required surety bonds for the groups for which we earn commissions. The gross premiums for excess coverage for the groups we manage and our net reinsurance premiums for reinsuring a portion of this excess coverage have increased since Twin Bridges began business in December 2003. Gross premiums for excess coverage placed during any period is the aggregate amount of premiums for excess coverage insurance that the groups we manage will pay under the excess coverage policies written during that period. Our management regards the changes in these amounts as a meaningful indicator of our expected net reinsurance premiums and commission income in the future.

U.S. admitted insurers other than NY Marine & General pay commissions to CRM and CRM CA for any coverage placed with such U.S. admitted insurers equal to 10% of gross premiums. The coverage placed with these U.S. admitted insurers is generally for ’catastrophic coverage’ for losses and loss adjustment expenses which exceed the per occurrence limits of the coverage provided by NY Marine & General. Through November 30, 2005, NY Marine & General paid commissions to CRM and CRM CA for any excess coverage placed with NY Marine & General equal to 20% of gross premiums.

In December 2005, we executed a term sheet with NY Marine & General with respect to our reinsurance of the excess coverage which NY Marine & General provides to our groups. In connection with the term sheet, we have agreed to lower the commission paid to CRM and CRM CA for any excess coverage placed with NY Marine & General from 20% of gross premiums under our current agreement to 15%. The term sheet provides that NY Marine & General will offer full statutory excess coverage for losses and loss adjustment expenses in excess of the $500,000 per occurrence liability retained by the groups upon renewal of their policies, obviating the need for our groups to purchase catastrophic coverage from other U.S. admitted insurers. Consequently, we believe that, although we have agreed to lower the percentage of gross premiums payable by NY Marine & General to CRM and CRM CA as commissions, our commission income will increase to the extent our groups elect to obtain all of their excess coverage from NY Marine & General.

Reinsurance Segment

The groups we manage purchase excess workers’ compensation coverage from U.S. admitted insurers to cover claims that exceed a minimum level established by state law or regulation or by administrative determination. Typically, our managed groups purchase excess coverage for losses and loss adjustment expenses in excess of $500,000 per occurrence. This “excess coverage” purchased by the groups provides them with coverage for losses in excess of the $500,000 per occurrence liability typically retained by the groups up to a per occurrence limit of $500,000. Our managed groups also currently purchase what is called “catastrophic coverage” for losses and loss adjustment expenses in excess of $1,000,000 per occurrence. The catastrophic coverage purchased by our managed groups is not subject to a per occurrence limit. In addition, all but three of our groups also purchase coverage to insure against the risk that a large number of claims will occur and result in losses that are each less than $500,000 and that the aggregate result of such losses could exhaust their resources. This “frequency coverage” is triggered in the event that the aggregate amount of losses and loss adjustment expenses during the coverage period exceeds a range from 90% to approximately 160% of the premiums paid to the groups by their members except for two smaller groups, for which the coverage is triggered when the aggregate amount of losses and loss adjustment expenses during the coverage period exceeds a percentage of the group’s aggregate payroll. If the frequency coverage is triggered, the insurer pays the next $2,000,000 of losses and related loss adjustment expenses of the group during the coverage period. A lower amount of coverage is provided for one of the two smaller groups. NY Marine & General currently provides the excess coverage for 13 of our 14 groups and the frequency coverage insurance for 11 of our 14 groups. Under our current reinsurance agreement with NY Marine & General, we reinsure 50% of all of the coverage it provides and receive 50% of the premiums (or our assumed premium) paid to it by these groups. We allow NY Marine & General a ceding commission of 28% of our assumed premium to cover its acquisition, general and administrative expenses, a further 2% for stop-loss coverage and 1% to cover the U.S. federal excise tax, or a total of 31% of our assumed premium. The stop loss coverage limits our losses under this reinsurance agreement to 181.16% of our assumed premium, net of the ceding commission and the cost of the stop-loss coverage and the U.S. federal excise tax. Our net reinsurance premiums are comprised of our assumed premiums, net of the 2% fee for the stop-loss coverage. The ceding commission of 28% of our assumed premium and the 1% cost to cover the U.S. federal excise tax are recorded as part of policy acquisition costs. NY Marine  & General in turn pays a 20% commission to CRM for any excess coverage placed with NY Marine & General by CRM or CRM CA. We are required to provide NY Marine  & General with significant security to secure our reinsurance obligations, which security may consist of a bank-issued letter of credit, a reinsurance trust fund for the benefit of NY Marine & General or cash. The groups purchase the catastrophic coverage for losses above these levels from other insurers. The groups place this excess coverage on different dates during the year, generally on January 1st and April 1st.

Pursuant to our recently executed term sheet with NY Marine & General, we will reinsure 70% of the excess coverage provided to our groups by NY Marine & General in exchange for 70% of the premiums paid to NY Marine & General by our groups. We will allow NY Marine & General a ceding commission which we estimate will be 23.5% of our new assumed premiums to cover its acquisition, general and administrative expenses and additional amounts to cover U.S. federal excise tax and certain other costs which we estimate will be 2.45% of our new assumed premiums. NY Marine & General will in turn pay a commission equal to 15% of gross premiums to CRM and CRM CA for any excess coverage placed with NY Marine  & General by CRM or CRM CA. We will also share in the cost of any reinsurance purchased by NY Marine & General from other carriers with respect to such coverage. Under the term sheet, approximately 62% of the premiums paid for excess insurance by the groups we manage will be assumed by Twin Bridges compared to an actual percentage of approximately 19% under our previous agreement with NY Marine & General.

The term sheet provides that NY Marine & General will offer full statutory excess coverage for losses and loss adjustment expenses in excess of the $500,000 per occurrence liability retained by the groups. NY Marine & General will seek reinsurance from other reinsurers to cover NY Marine & General and us for 100% for losses and loss adjustment expenses in excess of $5,000,000 per occurrence up to $50,000,000 per occurrence as well as reinsurance of losses and loss adjustment expenses in excess of $3,000,000 per occurrence up to a per occurrence limit of $5,000,000, subject to an annual aggregate deductible of $4,000,000. In the event that any of the other reinsurers is unable to pay any losses or loss adjustment expenses or the reinsurance purchased is insufficient, we will be obligated to cover 70% of such amounts. The term sheet also provides that NY Marine & General will offer frequency coverage to our groups of $2 million. This coverage will provide for attachment points at various levels determined by the groups’ funded premiums. NY Marine & General will offer this expanded coverage to our groups upon renewal of their excess coverage policies. The next renewal date for excess coverage policies held by our groups is January 1, 2006.

To the extent that the aggregate loss ratio of the excess coverage of our groups by NY Marine & General exceeds 70%, we will be required to cover all losses and loss adjustment expenses of such groups in excess of the $500,000 per occurrence liability that they typically retain, net of losses and loss adjustment expenses covered by other reinsurers and certain other adjustments, that are in excess of 70% of the aggregate gross premiums received by NY Marine  & General from our groups, net of premiums paid to other reinsurers. In such an event, we will not be entitled to an increased portion of the premiums paid to NY Marine & General by such group. However, in the event that the aggregate loss ratio of the excess coverage of our groups by NY Marine & General is equal to or exceeds 90%, we will only be required to cover 70% of the losses and loss adjustment expenses of such groups, net of losses and loss adjustment expenses covered by other reinsurers and certain other adjustments, that are equal to or in excess of 90% of the aggregate gross premiums received by NY Marine & General from our groups, net of premiums paid to other reinsurers. For the purposes of the term sheet, the term “loss ratio” means the ratio of (i) the annual aggregate losses and loss adjustment expenses of all of our groups that obtain excess coverage from NY Marine & General in excess of the $500,000 per occurrence liability that they typically retain, net of losses and loss adjustment expenses covered by other reinsurers and certain other adjustments to (ii) the annual aggregate gross premiums received by NY Marine & General from our groups, net of premiums paid to other reinsurers.

In addition to termination provisions that are similar to those contained in our current reinsurance agreement with NY Marine & General, any definitive reinsurance agreement will be cancelable by either party upon 120 days prior written notice to be effective on any anniversary date of the agreement and is also cancelable upon five days’ prior written notice by NY Marine & General if:

•	Twin Bridges agrees to reinsure workers’ compensation insurance or reinsurance issued by any other insurer or reinsurer without NY Marine & General’s prior written consent unless NY Marine & General had previously declined a proposal by Twin Bridges for NY Marine & General to insure or reinsure such business; or

•	Twin Bridges suffers a reduction of net worth greater than fifty percent; or

•	Twin Bridges distributes more than ten percent of its retained earnings by way of dividends, inter-company transfers or related party loans since the date of its last audited financial statements.

In the event that Twin Bridges agrees to reinsure such insurance or reinsurance without NY Marine & General’s prior written consent and NY Marine & General chooses to cancel our new reinsurance agreement as a result, we will be obligated to pay to NY Marine & General $1,000,000 and we will continue to be obligated to share in the cost of any reinsurance purchased by NY Marine & General from other carriers with respect to such coverage for the remaining period of any reinsured excess coverage policies then in effect.

Under the term sheet, CRM Holdings will be required to guarantee Twin Bridges’ performance of its obligations under any definitive reinsurance agreement with NY Marine & General, subject to regulatory approval, if required.

Because Twin Bridges is a non-admitted insurer in the United States, Twin Bridges is dependent upon executing and renewing fronting agreements with admitted U.S. insurers. We cannot assure you that we will be able to execute a definitive agreement or, in the event that we are able to do so, renew such an agreement on favorable terms in the future. See “Risk Factors — Risks Related to Our Business — We depend on our reinsurance business for a substantial portion of our revenues and profits and we could be adversely affected if we are not able to maintain or increase this business” and “Risk Factors — Risks Related to Our Business — We presently depend on our relationship with a single provider of excess workers’ compensation coverage for all of our reinsurance business and the termination of this relationship could adversely affect us.”

If we provide our management services to individual self-insured entities, we will consider reinsuring a portion of the excess coverage these entities obtain. We would do so only after we conduct an underwriting evaluation of an entity on the same basis as we conduct underwriting evaluations for members of our self-insured groups.

Our Bermuda-based reinsurance operations are managed by Quest Management Services Limited, an independent Bermuda manager. Quest provides certain general and administrative services to Twin Bridges on an hourly time and expense fee basis.

Reserves

Twin Bridges, our reinsurance subsidiary, is required to establish reserves for losses and loss adjustment expenses under applicable insurance laws and regulations and U.S. generally accepted accounting principles. These reserves are balance sheet liabilities representing estimates of future amounts required to pay losses and loss adjustment expenses for reinsured claims that have occurred at or before the balance sheet date, reported to us or incurred but not yet reported to us. Our policy is to establish these losses and loss adjustment reserves prudently after considering all information known to us as of the date they are recorded.

Loss reserves fall into two categories: case reserves for reported losses and loss adjustment expenses associated with a specific reported insured claim, and reserves for incurred-but-not-reported, or IBNR, losses and loss adjustment expenses. We have established these two categories of loss reserves as follows:

•	Case reserves — Following the receipt and analysis of a notice of claim, Twin Bridges establishes a case reserve for the estimated amount of its ultimate settlement and its estimated loss adjustment expenses. Twin Bridges establishes case reserves based upon the amount of claims reported and may subsequently supplement or reduce the reserves as our claims department deems necessary.

•	IBNR reserves — An independent actuary estimates and establishes reserves for loss amounts incurred but not yet reported, including expected development of reported claims. These IBNR reserves include estimated loss adjustment expenses. The actuary calculates IBNR reserves by using generally accepted actuarial techniques, relying on the most recent information available, including pricing information, industry information and our historical losses and expenses and revises these reserves for losses and loss adjustment expenses as additional information becomes available and as claims are reported and paid.

The reserve for losses and loss adjustment expenses represents an estimate of the ultimate cost of all reported and unreported losses and loss adjustment expenses insured pursuant to reinsurance agreements associated with reported claims and claims incurred but not reported (“IBNR”) which are unpaid at the balance sheet date. The liability is estimated using actuarial studies of individual case-basis validations, statistical analyses and industry data. We believe that our aggregate liability for losses and loss adjustment expenses at year-end represent our best estimate, based upon available data, of the amounts necessary to settle the ultimate cost of expected losses and loss adjustment expenses. Twin Bridges has only been in existence since December 2003, has had limited loss experience and relatively small population of underlying risks, and therefore is exposed to an increased likelihood that actual results may not conform to our estimates. These estimates are also subject to the effects of trends in loss severity and frequency risks, fluctuations in inflation, prevailing economic, social and judicial trends, legislative changes and internal and third party claims handling procedures. There also may be a significant delay between the occurrence of the insured event and the time it is actually reported to us. Accordingly, the ultimate settlement of losses and related loss adjustment expenses may vary significantly from the estimates included in our financial statements.

Since we have very limited loss development experience, the independent external actuarial specialists that estimate our loss reserves and loss adjustment expenses, including reserves for unpaid losses as well as incurred but not reported (“IBNR”) reserves, relied heavily on expected losses. Expected losses for the excess layer were determined by the application of an industry excess loss factor to an average pure premium for each trust, which was then multiplied by the earned payroll for the applicable policy period. We believe that the assumptions by the independent external actuarial specialists represent a realistic and appropriate basis for currently estimating our reserves for losses and loss adjustment expenses.

Reserve estimates and reserving methodologies are reviewed regularly, taking into account all currently known information and updated assumptions relating to unknown information. Reserves for losses and loss adjustment expenses established in prior periods are adjusted as claim experience develops and new information becomes available. Any such adjustments are included in income in the period in which they are made. Any adjustments to previously established reserves may significantly impact current period net income by reducing net income if previous period reserve estimates prove to be inadequate and are required to be increased or increasing net income if prior period reserves become overstated and are required to be reduced. We also review the estimate of losses and loss adjustment expenses provided to us by any U.S. admitted insurers with which we may have a reinsurance arrangement.

While we believe that we will be able to make a reasonable estimate of our ultimate losses, we may not be able to predict our ultimate claims experience as reliably as other companies that have had reinsurance operations for a substantial period of time, and we cannot assure you that our actual losses and loss adjustment expenses will not exceed our total reserves.

Corporate and Other Segment

The Company’s corporate and other operations constitute a reportable segment and include assets, investment income, and general expenses that relate to general corporate activities and not to one of the Company’s two principal business operations.

Investments

Currently, our investment portfolio is comprised of short-term U.S. Treasury bills, cash and money market equivalents. During the first quarter of 2006, our board of directors will create a Finance and Investment Committee that will establish our investment policies, and management will implement our investment strategy with the assistance of independent investment managers. Our investment guidelines will specify minimum criteria on the overall credit quality, liquidity and risk-return characteristics of our investment portfolio and include limitations on the size of particular holdings, as well as restrictions on investments in different asset classes. The board of directors will monitor our overall investment returns and review compliance with our investment guidelines.

Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize total return through a high quality, diversified portfolio. Investment decision making will be guided primarily by the nature and timing of our expected losses and loss adjustment expenses payouts, management’s forecast of our cash flows and the possibility that we will have unexpected cash demands, for example, to satisfy claims due to catastrophic losses. We expect our investment portfolio will consist primarily of highly rated and liquid fixed income securities.

If we do not structure our investment portfolio so that it is appropriately matched with any of our insurance and reinsurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. Investment losses could significantly decrease our asset base, which will adversely affect our ability to conduct business.

Possible Insurance Products

We intend to explore increasing our fee-based management services business by developing and offering certain non-workers’ compensation property and casualty insurance products to carefully selected members of the groups we manage. Initially, we intend to place this insurance with unaffiliated U.S. admitted insurers and receive brokerage commissions from this placement. We will carefully select the members of our groups to which we offer these additional insurance products by analyzing the workers’ compensation loss experiences of these members as well as other relevant factors. We believe that our ability to offer these additional insurance products to members of our groups will enable us to compete more effectively with commercial insurers that provide property and casualty insurance products together with workers’ compensation insurance as a comprehensive package.

The experience of our management team includes significant expertise in underwriting and marketing these additional insurance products, and we believe that there is a demand for these products by members of our groups. If we develop and offer these additional insurance products, Twin Bridges may consider reinsuring a portion of the risk assumed by the U.S. admitted insurers that underwrite the products.

Our assessment of these insurance products is in the early stages, and there can be no assurance that we will successfully develop or market any of these insurance products or that Twin Bridges will be offered the opportunity to reinsure any of the risks of the U.S. admitted insurers that may provide this insurance. Nevertheless, we anticipate that we will need to devote management time and working capital resources to complete our assessment of these opportunities and to implement the strategy, if any, that we adopt. Furthermore, in the event we develop and offer these insurance products, and Twin Bridges reinsures a portion of the resulting risk, Twin Bridges will be subject to potential additional losses and loss adjustment expenses.

Competition

We and the groups we manage compete with many companies in the workers’ compensation insurance business. These competitors include:

•	the state funds in New York and California;

•	specialty, regional and major insurers in New York, such as American International Group, Inc., Chubb Group of Insurance Companies, Zurich Financial Services, Utica National Insurance Group, Greater New York Mutual Insurance Company, Travelers Insurance Group Holdings Inc., Liberty Mutual Insurance Company and Hartford Financial Services Group Inc, and in California, such as Employers Direct Insurance Company, Redwood Fire & Casualty Insurance Co., Republic Companies Group, Inc., Redlands Insurance Co., St. Paul Travelers, Zenith National Insurance Corp, National Liability and Fire Insurance Company, Preferred Employers, SeaBright Insurance Company, CompWest Insurance Company, Employers Compensation Insurance Company of California, Everest Insurance Company, American International Group, Inc., Chubb Group of Insurance Companies, ICW Group and The Hartford Financial Services Group, Inc., and

•	groups managed by other group administrators, such as First Cardinal Corporation and New York Compensation Managers, Inc. in New York and Bickmore Risk Services in California.

Many of the insurance companies listed above have more capital, name and brand recognition, marketing and management resources than we or the groups we manage have. Many of our competitors have offered, and may continue to offer, workers’ compensation insurance combined with other insurance coverage. Some of our competitors offer workers’ compensation insurance on a multi-state basis. Competition in our industry is very intense and from time to time results in a significant reduction in premiums for workers’ compensation insurance, and we may be competitively disadvantaged because key group members may be obliged or inclined to purchase packaged products or multi-state workers’ compensation coverage from our competitors in order to receive favorable rates for other types of liability coverage or because our competitors offer superior premium rates or policy terms. We cannot assure you that we will be able to implement our business strategy in a manner that will allow us to be competitive. Increased competition could reduce the ability of our groups to attract new members and retain existing members and would adversely impact the groups we manage and our business, financial condition and results of operations.

Ratings

Ratings by independent agencies are an important factor in establishing the competitive position of commercial insurance and reinsurance companies. Rating organizations continually review the financial positions of insurers. Standard & Poors, or S&P, maintains a letter scale rating system ranging from “AAA” (Extremely Strong) to “R” (under regulatory supervision). A.M. Best maintains a letter scale rating system ranging from “A++” (Superior) to “F” (in liquidation). The objective of S&P and A.M. Best’s ratings systems is to provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders. Unlike commercial insurers and reinsurers, workers’ compensation groups do not generally obtain ratings from S&P or A.M. Best. We do not believe that the small to mid-sized companies buying workers’ compensation from self-insured groups, such as the ones we manage, give any material consideration to the lack of ratings of these groups. Rather they rely on the management and boards of directors of these groups, the excess coverage obtained by the groups and the joint and several liability of the members of the groups as security for their coverage. Twin Bridges has not been affected by its lack of a rating with respect to our current reinsurance arrangement with NY Marine & General, which is currently rated “A” by A.M. Best and is the insurer that currently provides excess coverage insurance to 13 of the 14 groups we manage, since we believe that NY Marine & General relies primarily on the security provided by Twin Bridges in the form of letters of credit. For similar reasons, we believe that Twin Bridges will be unaffected by its lack of a rating with respect to our new agreement with NY Marine & General.

Employees

As of December 31, 2005, we employed approximately 157 full-time employees and 8 part-time employees. The number of employees in each of our subsidiaries as of December 31, 2005 was as follows:

CRM	116
CRM CA	19
Eimar	30

We contract with Quest Management Services, Ltd., an independent management firm based in Bermuda, to perform general and administrative functions for Twin Bridges.

We have the following number of employees performing the following functions as of November 30, 2005:

Employees

Administrative	48
Managers	15
Claims Management	43
Risk Assessment and Loss Control Services	10
Sales and Marketing	5
Underwriting	18
Medical Bill Review and Case Management	26

Total	165

We expect that we will continue to hire additional employees as we expand our business. We believe that our relations with our employees are good. None of our employees is subject to a collective bargaining agreement.

Available Information

The Company maintains a website at www.CRMHoldingsLtd.com. The Company is not including the information on its website as a part of, nor is it incorporating such information by reference into, this Form 10-K. The company makes available through its website, free of charge, all of its SEC filings, including its annual Form 10-K and any current reports on Form 8-K, as soon as is reasonable practicable after these materials have been filed with the SEC.

Regulation

General

The business of insurance and reinsurance is regulated in most states of the United States and countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Our reinsurance business is subject to direct regulation in Bermuda, although this regulation is less pervasive than regulations applicable to primary insurers. The groups we manage in New York and California are subject to extensive financial regulation under applicable statutes in those jurisdictions.

Bermuda Regulation

As a holding company, CRM Holdings is not subject to insurance regulations in Bermuda.

Twin Bridges is subject to regulation under the Insurance Act 1978 and its related regulations, or the Bermuda Insurance Act, which provides that no person may carry on any insurance business in or from or within Bermuda unless registered as an insurer under the Bermuda Insurance Act by the Bermuda Monetary Authority, which is the regulatory body responsible for the day-to-day supervision of insurers. Under the Bermuda Insurance Act, insurance business includes reinsurance business. The Bermuda Monetary Authority, in deciding whether to register a company as an insurer, has broad discretion to act as the Bermuda Monetary Authority thinks fit in the public interest. The Bermuda Monetary Authority is required by the Bermuda Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the Bermuda Monetary Authority may impose from time to time. The Bermuda Monetary Authority issues four types of general business insurance licenses (Class 1, Class 2, Class 3 and Class 4). A Class 3 license allows a company to underwrite third party risks. Twin Bridges was registered under the Bermuda Insurance Act as a Class 3 insurer in December 2003.

A Bermuda insurance advisory committee appointed by the Bermuda Minister of Finance advises the Bermuda Monetary Authority on matters connected with the discharge of the Bermuda Monetary Authority’s functions and sub-committees thereof supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures.

The Bermuda Insurance Act imposes on Bermuda insurance companies, solvency and liquidity standards and auditing and reporting requirements and grants to the Bermuda Monetary Authority powers to supervise, investigate and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

The Bermuda Monetary Authority has recently moved to a risk based approach when it comes to licensing and supervising insurance companies in Bermuda. We believe that the Bermuda Monetary Authority’s new risk based approach will not have a material impact on Twin Bridges’ operations. As part of the Bermuda Monetary Authority’s risk based system, an assessment of the inherit risks within each particular class of insurer is utilized in the first instance to determine the limitations and specific requirements which may be imposed. Thereafter the Bermuda Monetary Authority keeps its analysis of relative risk within individual institutions under review on an ongoing basis, including through scrutiny of regular audited statutory financial statements, and, as appropriate, meeting with senior management during onsite visits. The initial meetings with senior management and any proposed onsite visit will primarily focus, upon companies that are licensed as Class 3 and Class 4 insurers. The Bermuda Monetary Authority has also recently adopted guidance notes, or the Bermuda Guidance Notes, in order to ensure those operating in Bermuda have a good understanding of the nature of the requirements of, and the Bermuda Monetary Authority’s approach in implementing, the Bermuda Insurance Act.

Classification of Insurers

The Bermuda Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are four classifications of insurers carrying on general business; with Class 4 insurers subject to the strictest regulation. Twin Bridges is registered as a Class 3 insurer. We do not intend, at this time, to obtain a license for Twin Bridges to carry on long-term business. Long-term business includes life insurance and disability insurance with terms in excess of five years. General business broadly includes all types of insurance that is not long-term business.

Cancellation of Insurer’s Registration

An insurer’s registration may be canceled by the Bermuda Monetary Authority on certain grounds specified in the Bermuda Insurance Act, including failure of the insurer to comply with its obligations under the Bermuda Insurance Act or if, in the opinion of the Bermuda Monetary Authority, the insurer has not been carrying on business in accordance with sound insurance principles.

Principal Representative

An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Bermuda Insurance Act, the principal office of Twin Bridges is at our principal executive offices in Bermuda, and Twin Bridges’ principal representative is Quest Management Services Limited. Without a reason acceptable to the Bermuda Monetary Authority, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing to the Bermuda Monetary Authority is given of the intention to do so. It is the duty of the principal representative to notify the Bermuda Monetary Authority forthwith of his reaching the view that there is a likelihood of the insurer for which the principal representative acts becoming insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred, and within fourteen days of such notification, to make a report in writing to the Bermuda Monetary Authority setting out all the particulars of the case that are available to the principal representative. Examples of such a reportable “event” include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Bermuda Monetary Authority relating to a solvency margin or liquidity or other ratio.

Independent Approved Auditor

Every registered insurer must appoint an independent auditor approved by the Bermuda Monetary Authority which we refer to as an approved auditor who will annually audit and report on the statutory financial statements, solvency certificate and declaration of statutory ratios. The statutory financial statements and the statutory financial return of the insurer, in the case of Twin Bridges, will be required to be filed annually with the Bermuda Monetary Authority. The approved auditor of Twin Bridges is not required to be the same person or firm which audits the consolidated financial statement of CRM Holdings, Ltd, prepared in accordance with U.S. generally accepted accounting principles.

Loss Reserve Specialist

As a registered Class 3 insurer, Twin Bridges is required to submit annually an opinion of a qualified loss reserve specialist, who must be approved by the Bermuda Monetary Authority, with its statutory financial return and statutory financial statement in respect of its loss and loss adjustment expense provisions.

Statutory Financial Statements

Twin Bridges is required to file with the Bermuda Monetary Authority statutory financial statements no later than four months after its financial year end (unless specifically extended). The Bermuda Insurance Act prescribes rules for the preparation and form of such statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with U.S. generally accepted accounting principles and are distinct from the financial statements prepared for presentation to the insurer’s shareholders under the Companies Act, which financial statements will be prepared in accordance with U.S. generally accepted accounting principles. Twin Bridges, as a general business insurer, is required to submit the annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return are retained by the Bermuda Monetary Authority and do not form part of the public records.

Annual Statutory Financial Return

Twin Bridges is required to file with the Bermuda Monetary Authority a statutory financial return no later than four months after its financial year end (unless specifically extended). The statutory financial return for a Class 3 insurer includes, among other matters, a report of the approved auditor on the statutory financial statements of such insurer, the solvency certificates, the declaration of statutory ratios, the statutory financial statements and the opinion of the approved loss reserve specialist. The solvency certificates must be signed by the principal representative and at least two directors of the insurer who are required to certify, among other matters, whether the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration. The approved auditor is required to state whether in its opinion it was reasonable for the directors to so certify. Where an insurer’s accounts have been audited for any purpose other than compliance with the Bermuda Insurance Act, a statement to that effect must be filed with the statutory financial return.

Solvency Margin and Restrictions on Dividends and Distributions

Under the Bermuda Insurance Act, the value of the general business assets of a Class 3 insurer must exceed the amount of its general business liabilities by an amount greater than the prescribed solvency margin. Twin Bridges is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of:

(A) $1,000,000

(B) Net Premium Written (‘‘NPW”)	Prescribed Amount

Up to $6,000,000	20% of NPW
Greater than $6,000,000	The aggregate of $1,200,000 and 15% of the amount by which NPW exceeds $6,000,000 in that year; and

(C) 15% of the aggregate of the insurer’s loss expense provisions and other general business insurance reserves.

Generally, net premium written equals gross premium written after deduction of any premium ceded by the insurer for reinsurance. Twin Bridges’ capitalization of approximately $50,000,000 at December 31, 2005 exceeds the required minimum capital.

Twin Bridges is prohibited from declaring or paying any dividends during any financial year if it is in breach of its solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, Twin Bridges will be prohibited, without the approval of the Bermuda Monetary Authority, from declaring or paying any dividends during the next financial year. Twin Bridges is prohibited, without the approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for such approval shall provide such information as the Bermuda Monetary Authority may require. In addition, if Twin Bridges at any time fails to meet its solvency margin, it will be required, within 30 days after becoming aware of such failure or having reason to believe that such failure has occurred, to file with the Bermuda Monetary Authority a written report containing certain information as outlined in the Bermuda Insurance Act.

Under the Companies Act, Twin Bridges may not declare or pay a dividend, or make a distribution from contributed surplus, if there are reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

Minimum Liquidity Ratio

The Bermuda Insurance Act provides a minimum liquidity ratio for general business insurers. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on mortgage loans on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding reinsurers. There are certain categories of assets which, unless specifically permitted by the Bermuda Monetary Authority, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities and letters of credit, guarantees and other instruments (by interpretation, those not specifically defined). Twin Bridges’ liquidity at December 31, 2005, 2004, and 2003 was well in excess of the minimum standard.

Supervision, Investigation and Intervention

The Bermuda Monetary Authority may appoint an inspector with extensive powers to investigate the affairs of an insurer if the Bermuda Monetary Authority believes that an investigation is required in the interest of the insurer’s policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the Bermuda Monetary Authority, the Bermuda Monetary Authority may direct an insurer to produce documents or information relating to matters connected with the insurer’s business.

If it appears to the Bermuda Monetary Authority that there is a risk of the insurer becoming insolvent, or that it is in breach of the Bermuda Insurance Act or any conditions imposed upon its registration, the Bermuda Monetary Authority may, among other things, direct the insurer:

•	not to take on any new insurance business;

•	not to vary any insurance contract if the effect would be to increase the insurer’s liabilities;

•	not to make certain investments;

•	to realize certain investments;

•	to maintain in, or transfer to the custody of, a specified bank, certain assets;

•	not to declare or pay any dividends or other distributions or to restrict the making of such payments; and/or

•	to limit its premium income.

Disclosure of Information

In addition to powers under the Bermuda Insurance Act to investigate the affairs of an insurer, the Bermuda Monetary Authority may require the insurer (or certain other persons) to produce certain information to it. Further, the Bermuda Monetary Authority has been given powers to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda but subject to restrictions. For example, the Bermuda Monetary Authority must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the Bermuda Monetary Authority must consider whether cooperation is in the public interest. The grounds for disclosure are limited and the Bermuda Insurance Act provides sanctions for breach of the statutory duty of confidentiality.

Bermuda Guidance Notes

The Insurance Amendment Act 2004, or the Amendment Act, authorized the Bermuda Monetary Authority to issue guidance notes, which we refer to as the Bermuda Guidance Notes, on the application of the Bermuda Insurance Act in respect of the duties, requirements and standards to be complied with by persons registered under the Bermuda Insurance Act or otherwise regulated under it and the procedures and sound principles to be observed by such persons and by auditors, principal representatives and loss reserve specialists. In March 2005, the Bermuda Monetary Authority issued the Bermuda Guidance Notes through its web site at www.bma.bm, which provides guidance on, among other things, the roles of the principal representative, approved auditor, and approved actuary and corporate governance for Bermuda insurers. The Bermuda Monetary Authority has stated that the Bermuda Guidance Notes should be understood as reflecting the minimum standard that the Bermuda Monetary Authority expects insurers such as Twin Bridges and other relevant parties to observe at all times. With respect to the regulatory changes brought about by the Amendment Act and which are referenced in the Bermuda Guidance Notes, parties must take immediate steps to ensure they are in compliance with the same. In relation to other matters contained in the Bermuda Guidance Notes, the Bermuda Monetary Authority encourages insurers and other relevant parties to come into compliance as soon as possible and, in any event, no later than 31st December 2005 or a later date as may be agreed with the Bermuda Monetary Authority in a particular case.

Certain other Considerations

Although the Company is incorporated in Bermuda, we are classified by the Bermuda Monetary Authority as a non-resident of Bermuda for exchange control purposes. As a result, we may engage in transactions in currencies other than Bermuda dollars and there are no restrictions on its ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to U.S. residents who are holders of its common shares.

Under Bermuda law, exempted companies are companies formed with the ability to conduct business outside Bermuda from a principal place of business in Bermuda. As “exempted” companies, neither we, nor our subsidiary Twin Bridges may, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister of Finance, participate in certain business transactions, including:

•	the acquisition or holding of land in Bermuda (except land held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for its officers and employees and held with the consent of the Bermuda Minister of Finance, for a term not exceeding 21 years);

•	(subject to certain provisos) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000 (or whereby any such mortgage shall together with any other principal sum or sums received by any other mortgage or mortgages held by such company from the same mortgagor or mortgagors exceed the sum of $50,000);

•	to acquire any bonds, or debentures secured on any land in Bermuda, except bonds or debentures issued by the Government of Bermuda or a public authority of Bermuda; or

•	the carrying on of business of any kind or type for which it is not licensed in Bermuda, except in certain limited circumstances such as doing business with another exempted undertaking in furtherance of CRM Holdings’ or Twin Bridges’ business carried on outside Bermuda.

Twin Bridges is a licensed insurer in Bermuda, and it is expected that it will be able to carry on activities from Bermuda that are related to and in support of its insurance business in accordance with its license.

Shares may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act of 2003, and the Exchange Control Act 1972, and related regulations of Bermuda which regulate the sale of securities in Bermuda. In addition, specific permission is required from the Bermuda Monetary Authority, pursuant to the provisions of the Exchange Control Act 1972 and related regulations, for all issuances and transfers of securities of Bermuda companies, other than in cases where the Bermuda Monetary Authority has granted a general permission. The Bermuda Monetary Authority in its policy dated June 1, 2005 provides that where any equity securities, including our common shares, of a Bermuda company are listed on an appointed stock exchange, general permission is given for the issue and subsequent transfer of any securities of a company from and/or to a non-resident, for as long as any equities securities of such company remain so listed. The NASDAQ National Market is deemed to be an appointed stock exchange under Bermuda law. Notwithstanding the above general permission, the Bermuda Monetary Authority has granted CRM Holdings permission to, subject to the common shares in CRM Holdings being listed on an appointed stock exchange, issue, grant, create, sale and transfer any of CRM Holdings’ shares, stock, bonds, notes (other than promissory notes), debentures, debenture stock, units under a unit trust scheme, shares in an oil royalty, options, warrants, coupons, rights and depository receipts, or collectively the Securities, to and among persons who are either resident or non-resident of Bermuda for exchange control purposes, whether or not the Securities are listed on an appointed stock exchange. The Bermuda Monetary Authority and the Registrar of Companies accept no responsibility for the financial soundness of any proposal or for the correctness of any of the statements made or opinions expressed in this Form 10-K.

Under Bermuda law, there are no restrictions on the degree of foreign ownership, and neither we nor our subsidiary Twin Bridges is currently subject to taxes computed on profits or income or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax or to any foreign exchange controls in Bermuda. See “Material Tax Considerations — Certain Bermuda Tax Considerations.”

Under Bermuda law, non-Bermudians (other than spouses of Bermudians and permanent residents) may not engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda Department of Immigration. Such work permits may be granted or extended upon showing that, after proper public advertisement, no Bermudian, or spouse of a Bermudian or individual holding a permanent resident certificate is available who meets the minimum standards for the advertised position. None of our executive officers is a Bermudian, and all such officers will be working in Bermuda under work permits. In April 2001, the Bermuda government announced a policy that places a six-year term limit on individuals with work permits, subject to certain exceptions for key employees. We expect to employ primarily non-Bermudians.

U.S. State and Federal Regulation

Credit for Reinsurance

The self-insured groups we manage are required to purchase excess workers’ compensation coverage from a U.S. admitted insurer to cover claims that exceed a minimum level established by state law or regulation or by administrative determination. NY Marine & General and other insurers provide this coverage and we reinsure a portion of NY Marine & General’s coverage, through our subsidiary Twin Bridges.

Admitted insurers, such as NY Marine & General, ordinarily will enter into a reinsurance agreement only if it can obtain credit for the reinsurance ceded on its statutory financial statements. In general, credit for reinsurance is allowed in the following circumstances:

•	if the reinsurer is licensed in the state in which the primary insurer is domiciled or, in some instances, in certain states in which the primary insurer is licensed;

•	if the reinsurer is an “accredited” or otherwise approved reinsurer in the state in which the primary insurer is domiciled or, in some instances, in certain states in which the primary insurer is licensed;

•	in some instances, if the reinsurer (a) is domiciled in a state that is deemed to have substantially similar credit for reinsurance standards as the state in which the primary insurer is domiciled and (b) meets financial requirements; or

•	if none of the above apply, to the extent that the reinsurance obligations of the reinsurer are secured appropriately, typically through the posting of a letter of credit for the benefit of the primary insurer or the deposit of assets into a trust fund established for the benefit of the primary insurer.

Because Twin Bridges is not licensed, accredited or otherwise approved by or domiciled in any state in the United States, a U.S. admitted insurer, such as NY Marine & General, is generally only willing to cede business to us if we provide adequate security to allow it to take credit on its balance sheet for the reinsurance it purchases. We are only able to provide adequate security, typically through the posting of a letter of credit or deposit of assets into a security fund for the benefit of the U.S. admitted insurer, if we have in place a letter of credit facility or are otherwise able to provide necessary security. We currently have a facility with KeyBank National Association and informal arrangements with KeyBank and Smith Barney Citigroup, and through these arrangements we provide NY Marine & General with letters of credit as security for our aggregate liability under our reinsurance agreement with NY Marine & General. If we fail to maintain an adequate letter of credit facility on terms acceptable to us and are unable to otherwise provide the necessary security, insurance companies, such as NY Marine & General, may be unwilling to reinsure with us.

Operations of Twin Bridges

Twin Bridges is not licensed or admitted to do business in the United States. The insurance laws of each state of the United States and of many other countries regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by non-domestic insurers and reinsurers that are not admitted to do business within such jurisdictions. We do not intend to allow Twin Bridges to maintain an office or solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction without a license, unless it can do so subject to an exemption from the licensing requirement or as an approved or accredited surplus lines insurer. We intend to operate Twin Bridges in compliance with the U.S. state and federal laws, however, it is possible that a U.S. regulatory agency may raise inquiries or challenges to this subsidiary’s insurance and reinsurance activities in the future. If Twin Bridges fails to respond to such inquiries or challenges in a manner that satisfies the regulatory agency, they may take legal or administrative action against Twin Bridges. Such action may have a material adverse effect on our reputation, business and financial condition.

Gramm Leach Bliley Act

The Gramm Leach Bliley Act, or GLBA, which made fundamental changes in the regulation of the financial services industry in the United States was enacted on November 12, 1999. The GLBA permits the transformation of the already converging banking, insurance and securities industries by permitting mergers that combine commercial banks, insurers and securities firms under one holding company, a “financial holding company.” Bank holding companies and other entities that qualify and elect to be treated as financial holding companies may engage in activities, and acquire companies engaged in activities, that are “financial” in nature or “incidental” or “complementary” to such financial activities. Such financial activities include acting as principal, agent or broker in the underwriting and sale of life, property, casualty and other forms of insurance and annuities.

Until the passage of the GLBA, the Glass-Steagall Act of 1933 had limited the ability of banks to engage in securities-related businesses, and the Bank Holding Company Act of 1956, as amended had restricted banks from being affiliated with insurers. With the passage of the GLBA, among other things, bank holding companies may acquire insurers, and insurance holding companies may acquire banks. The ability of banks to affiliate with insurers may materially and adversely affect our U.S. subsidiaries’ business and financial condition by substantially increasing the number, size and financial strength of potential competitors.

New York and California Regulation

The groups we manage are subject to state law and regulation by workers’ compensation boards or similar authorities in New York and California, the states in which they operate. As part of our fee-based management services, we assist the groups we manage in complying with these laws and regulations. In addition, we become subject to these same laws and regulations arising from our activities in forming and marketing these self-insured groups.

Although such requirements vary from state to state, each self-insured group must generally meet certain minimum requirements.

For example, the members of a group must have and maintain a minimum aggregate net worth. In New York, with the exception of groups consisting of municipal corporations, each group must have and maintain a minimum combined annual payroll of group members, excluding payroll attributable to out-of-state employees of the members and uncovered employees.

Regarding the composition of each group, in New York, homogeneity in the nature of the business activities of all members of a group must exist and each group must include employers that have been in business for a period of time which is acceptable to the chair of the New York State Workers’ Compensation Board. In California, each group must be composed of employers in the same industry under the California workers’ compensation statutes and regulations.

As we form new groups, we must submit a comprehensive application to the state regulatory agencies. These applications must include, among other things, a current payroll report for each member of the group and a description of the safety program, if any, proposed for the employer group. In New York, an actuarial feasibility study directed and certified by an independent qualified actuary and a report identifying the projected rate of contribution and assessments to be paid by each member for the first year of the group’s operation, and the manner in which such contributions and assessments were calculated, are also required. In California, a feasibility study prepared by an independent risk management individual or firm is required.

In addition, in connection with the formation of a new self-insured group, each new group will be required to deposit with the applicable regulatory agency securities, surety bonds and/or irrevocable letters of credit which may be liquidated by the regulatory agency in the event that the group is unable to pay its liabilities.

After a group is formed, it is subject to a number of regulations with respect to its operations. Pursuant to these regulations, each group:

•	must receive prior approval from the applicable state regulatory agency prior to admitting a new member;

•	is required to purchase excess workers’ compensation coverage to cover loss above levels established by the applicable state regulatory agency;

•	must follow mandatory guidelines with respect to the investment of the funds collected by the group and must follow additional guidelines with respect to the use of the funds;

•	is subject to periodic audit and review of the group’s financial statements and contribution rates by the applicable regulatory agency; and

•	must maintain assets in an amount which exceeds its liabilities.

In the event that a group is unable to maintain assets in an amount which exceeds its liabilities, the group may be limited in the amount of new members that it may add, may be required to assess its members in order to remedy such deficiency, deposit additional security with the applicable regulatory agency or, in certain circumstances, be dissolved.

Each group is also subject to periodic reporting and disclosure requirements and must file with the applicable regulatory agency audited financial statements, actuarial reports and payroll reports. In California, the self-insured groups are required to periodically submit audited or reviewed financial statements of their members.

Both we and the groups we manage in New York are subject to certain disclosure requirements and other regulations with respect to the solicitation of new members and the preparation of marketing material with respect to the groups.

We are licensed by the New York Workers’ Compensation Board as a third party claims administrator in New York. Under California law, we are not permitted to manage the claims of the groups we manage in California. Therefore, our groups in California contract with an independent third party administrator to perform this task.

Some of the regulations described above are undergoing review and are subject to change in both New York and California. For information concerning possible changes in the regulations in New York and California, see “Risk Factors — The regulations applicable to workers’ compensation self-insured groups are undergoing review and are subject to change in both New York and California, and regulations applicable to insurance brokers are undergoing review, and we may be adversely affected by any changes in those laws.”

Legislative and Regulatory Proposals

From time to time, various regulatory and legislative changes have been proposed in the insurance and reinsurance industry. These proposals have included the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers. Federal legislation is also being discussed that would require all states to adopt uniform standards relating to the regulation of products, licensing, rates and market conduct. We are unable to predict whether any of these or other proposed laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.

ITEM 1A — RISK FACTORS

An investment in our common shares involves a high degree of risk. Before making an investment decision, you should carefully consider all of the risks described in this Form 10-K. If any of the risks discussed in this Form 10-K actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the price of our common shares could decline significantly and you may lose all or a part of your investment.

This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Form 10-K. See “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS”.

Risks Related to Our Business

We depend on our reinsurance business for a substantial portion of our revenues and profits and we could be adversely affected if we are not able to maintain or increase this business.

The groups we manage purchase excess workers’ compensation coverage from U.S. admitted insurers to cover claims that exceed a minimum level established by state law or regulation or by administrative determination. We reinsure a portion of the excess workers’ compensation coverage purchased by 13 of our 14 groups.

We derive a significant amount of our income from our reinsurance business and contributed approximately $47,000,000 of the net proceeds of our initial public offering to provide additional surplus to Twin Bridges in order to permit Twin Bridges to seek to assume additional portions of the excess coverage provided by the U.S. admitted insurers to our managed groups. We anticipate that revenues from our reinsurance business could account for an increasing portion of our total revenues and net income. For the year ending December 31, 2005, we reinsured 50% of the excess coverage provided to our groups by NY Marine & General which provides excess coverage to 13 of our 14 groups. We executed a term sheet with NY Marine & General which allows us to substantially increase the portion of the excess coverage we will reinsure as excess workers compensation policies for the groups we manage renew in 2006.

Our groups may determine to obtain excess coverage insurance from other U.S. admitted insurers, and these insurers or NY Marine & General, to the extent any of our groups continue to obtain excess coverage insurance from NY Marine & General, may not offer us the opportunity to reinsure a portion of the excess coverage or may only do so in lower amounts or on terms and conditions that are not acceptable to us. This may occur if these insurers are offered a better rate or more favorable terms from one of our competitors. We could lose all or a substantial portion of our reinsurance premium revenues which, for the years ended December 31, 2005 and December 31, 2004, represented approximately 19% and 16% of our overall revenues, respectively. Any of the adverse developments described above would have a material adverse effect on our business, financial condition and results of operations.

In addition, the groups we manage are and will continue to be exposed to the credit risk of the insurers that provide excess coverage. Placing excess coverage with these insurers does not and will not relieve the members of our managed groups from liability. Furthermore, if these insurers fail to maintain satisfactory ratings from relevant rating agencies, they may not be eligible to insure the excess coverage. Any failure of these insurers to pay covered losses or to maintain the required ratings could have a material adverse effect on our reputation, business, financial condition and results of operations.

We presently depend on our relationship with a single provider of excess worker’s compensation coverage for all of our reinsurance business and the termination of this relationship could adversely affect us.

NY Marine & General currently provides excess workers’ compensation coverage purchased by 13 of our 14 groups. Under our reinsurance agreement, as amended, with NY Marine & General that was in place for the excess policies renewing in 2005 and 2004 for the groups we manage, we reinsure 50% of all of the coverage New York Marine & General provides and receive 50% of the premiums, which we refer to as our assumed premium, paid to it by these groups. The agreement provides that either party may cancel the agreement upon five days’ prior written notice if the other party becomes the subject of regulatory or supervisory action or suffers a reduction of net worth greater than 50% since the date of its last audited financial statements. The agreement is also cancellable by either party upon 60 days’ prior written notice to be effective on any anniversary date of the agreement.

We executed a term sheet with NY Marine & General with respect to our reinsurance of the excess coverage which NY Marine & General provides to our groups for policies that renew on or after January 1, 2006. Pursuant to the term sheet, we will reinsure 70% of the excess coverage provided to our groups by NY Marine & General in exchange for 70% of the premiums paid to NY Marine & General by our groups. Under certain circumstances, we will be required to reinsure 100% of losses and loss adjustment expenses of our groups in excess of certain thresholds. In addition, the term sheet provides that NY Marine & General will offer full statutory excess coverage for losses and loss adjustment expenses in excess of the $500,000 per occurrence liability typically retained by the groups upon renewal of their policies, subject to the purchase of reinsurance from other insurers for losses and loss adjustment expenses above certain thresholds.

In addition to termination provisions that are similar to those contained in our current reinsurance agreement with NY Marine & General, any definitive reinsurance agreement is cancelable by either party upon 120 days prior written notice to be effective on any anniversary date of the agreement and is also cancelable upon five days’ prior written notice by NY Marine & General if:

•	Twin Bridges agrees to reinsure workers’ compensation insurance or reinsurance issued by any other insurer or reinsurer without NY Marine & General’s prior written consent unless NY Marine & General had previously declined a proposal by Twin Bridges for NY Marine & General to insure or reinsure such business; or

•	Twin Bridges suffers a reduction of net worth greater than fifty percent, or

•	Twin Bridges distributes more than ten percent of its retained earnings by way of dividends, inter-company transfers, or related party loans since the date of its last audited financial statements.

In the event that Twin Bridges agrees to reinsure such insurance or reinsurance without NY Marine & General’s prior written consent and NY Marine & General chooses to cancel our reinsurance agreement as a result, we will be obligated to pay to NY Marine & General $1,000,000 in addition to certain other costs.

Under the term sheet, CRM Holdings is required to guarantee Twin Bridges’ performance of its obligations under any definitive reinsurance agreement with NY Marine & General, subject to regulatory approval, if required. The term sheet also contains an “intermediary” provision which exposes us to the credit risk of the reinsurance broker who will handle any payments to or from Twin Bridges.

Neither we nor Twin Bridges is a licensed U.S. admitted insurer, and we are presently dependent on NY Marine & General to offer Twin Bridges the opportunity to reinsure a portion of the excess coverage it insures and we will be similarly dependent on any other U.S. admitted insurer which provides excess coverage to our groups. If we are unable to execute a definitive agreement with NY Marine & General, or such an agreement is not renewed in the future or is otherwise terminated for any reason, or is only renewable on terms that are less favorable to us, or NY Marine & General determines not to provide excess workers’ compensation coverage for our managed groups, and no suitable replacement arrangement with another admitted excess insurer is available, we would be required to cease providing reinsurance. Such a development would have a material adverse effect on our business, financial condition and results of operations. Our reinsurance business accounted for approximately 19% and 16% of our revenues and approximately 29% and 15% of our net income for the years ended December 31, 2005 and 2004, respectively. Additionally, we are required to provide NY Marine & General with significant security to secure our reinsurance obligations, which security may consist of a bank-issued letter of credit, a reinsurance trust fund for the benefit of NY Marine & General or cash. If we are unable to provide this security, we may no longer be offered the opportunity to reinsure any portion of the excess coverage that NY Marine & General provides to our managed groups.

We may be deemed to have a conflict of interest in concurrently managing groups and placing excess coverage for these groups with a U.S. admitted insurer that cedes a part of this excess coverage to Twin Bridges.

It is possible that one or more of the groups could conclude that our acting as manager of the groups and reinsurance broker for our groups, while also reinsuring any U.S. admitted insurer for a portion of the excess coverage which it may provide to our groups, presents an unacceptable conflict of interest. If this should occur, we would lose all or a substantial portion of our reinsurance business or our brokerage business, either of which would have a material adverse effect on our business, financial condition and results of operations. A group of commonly owned former members of our largest group filed suit against CRM on December 30, 2004 alleging, among other things, that CRM had engaged in self dealing and had committed a breach of fiduciary duties owed to them in connection with the placement of reinsurance for the members of the group. See ITEM 3 — LEGAL PROCEEDINGS.

We are dependent upon a number of our larger managed groups, and any failure to retain our management agreements with these groups would adversely impact our business.

A significant amount of our existing business is dependent on a relatively small number of our managed groups. HITNY provided approximately 27% and 38% of our revenues from fee-based management services for the years ended December, 2005 and the year ended December 31, 2004, respectively. Two other groups, Elite Contractors Trust of New York and Contractors Access Program of California, provided approximately 20% and 13%, respectively, of our revenues from fee-based management services for the year ended December 31, 2005. Elite Contractors Trust of New York and Transportation Industry Workers’ Compensation Trust of New York provided approximately 22% and 14%, respectively, of our revenues from fee-based management services for the year ended December 31, 2004. The loss of one or more of these groups would have a material adverse effect on our business, financial condition and results of operations.

Due to the joint and several liability of New York and California self-insured groups, the failure of any self-insured group in the state of New York or California could adversely affect our group management business.

Each member of a self-insured group has joint and several liability for the obligations of the group incurred during the period of its membership and that group may assess the members for any short-fall, even after a member leaves a group, if the loss was incurred during such member’s participation in the group. If a group is not able to pay its liabilities from its assets or these assessments, the New York State Workers’ Compensation Board may use the security posted by the group and can also assess all of the other groups in New York State to pay these liabilities. In California, each member of a self-insured group must participate as a member in the Self-Insurers’ Security Fund established by state law. Such fund may assess each of its members a pro rata share of the funding necessary as a result of the failure of a private self-insured employer or self-insured group to meet its compensation obligations when the employer’s or group’s security deposit is either inadequate or not immediately accessible for the payment of benefits. The failure of a single large self-insured group in New York or California, even if it is a group that we do not manage, could have an adverse effect on the other groups in the state and could affect the regulation of groups by the state. Any such developments may seriously hamper our ability to retain existing members, attract new members to our managed groups and form new groups, each of which could have a material adverse effect on our business, financial condition and our results of operations.

Our groups are dependent on obtaining excess coverage for the workers’ compensation coverage they provide to their members and the loss of excess coverage would adversely affect our business.

Our groups are required to purchase excess coverage from U.S. admitted insurers under state law or regulation or by administrative determination and thus are dependent on the availability of this coverage to carry on their business. The availability and cost of excess coverage for the groups are subject to market conditions, which are beyond our control. Currently, there is a high level of demand for excess coverage and we may experience difficulties in obtaining or renewing this excess coverage for the groups in future periods. Our managed groups are dependent on these insurers and may be unable to provide workers’ compensation coverage to their members if, in future periods, excess coverage becomes unavailable or only available on unacceptable terms and conditions or includes material sub-limits or exclusions. We cannot assure you that we will be able to continue to obtain adequate levels of excess coverage for the groups with U.S. admitted insurers at cost-effective rates. In such an event, our managed groups may be unable to retain existing members or attract new members, and we may not be able to form new groups, which would have a material adverse effect on our business, financial condition and results of operations.

Our geographic concentration ties our performance to the business, economic and regulatory conditions in New York and California and any changes in those conditions could adversely affect our business.

Our business is conducted entirely in New York and California. Unfavorable business, economic or regulatory conditions in either of those two states could negatively impact our business, and, consequently, we are exposed to economic and regulatory risks that are greater than the risks faced by insurance companies that conduct business over a greater geographic area. Furthermore, the California group self-insurance market is still developing and remains volatile. This concentration of our business could have a material adverse effect on our business, financial condition and results of operations. In addition, the regulations applicable to our operations in New York and California are currently undergoing regulatory review and are subject to change. Any changes in the applicable regulatory conditions in New York or California could have a material adverse effect on our business, financial condition or results of operations.

Our business is heavily dependent upon general agents and brokers with whom we do not have exclusive relationships and the loss of any of these important relationships would adversely affect our business.

All of the members of the groups we manage are introduced by general agents and brokers, and these groups derive a significant portion of their members from a limited number of these general agents and brokers. As of December 31, 2005, approximately 74% of the aggregate annualized premiums paid or attributable to the groups we manage was derived from members referred to our groups by approximately 20% of our general agents and brokers. We do not have an exclusive relationship with these general agents and brokers. They are not obligated to promote our groups and may sell products offered by our competitors. Many of our competitors have longer relationships with the general agents and brokers that we use or intend to use. We cannot assure you that we will successfully maintain these relationships, cultivate new ones or be able to meet the future requirements of these general agents and brokers and their customers. In addition, consolidation in the general agency and insurance brokerage industry may lead to the loss of one or more of these relationships. The failure to maintain satisfactory relationships with general agents and brokers from whom we obtain or expect to obtain our business or to develop new relationships would have a material adverse effect on our business, financial condition and results of operations.

Our reinsurance business and our managed groups in California have limited operating histories, and it is difficult to predict their future performance.

We began our reinsurance operations in December 2003 by reinsuring a portion of the excess workers’ compensation coverage NY Marine & General provides to groups we manage. We started providing management services to our first workers’ compensation group in California in October 2003 and we are still developing name recognition and a reputation in this market. We must hire and retain additional key employees and other staff, develop and maintain business relations, continue to establish operating procedures, acquire or lease additional facilities, implement new systems, obtain approvals from regulatory agencies or organizations to form new groups and complete other similar tasks necessary for the conduct of our group management business in California. In order to form a new group in California, the proposed group must submit to the California Department of Industrial Relations a feasibility study, a group operating plan, individual member applications, financial statements, Occupational Safety and Health Administration inspections and evaluations of past losses for each proposed member of the group. We assist the members of the proposed group in completing and submitting these documents and in processing the group’s application for approval by the Department of Industrial Relations. If we are unable to conduct these activities efficiently, it could have a material adverse effect on our business, financial condition and results of operation.

If we underestimate the liabilities from the risks we assume as a reinsurer of a portion of the excess coverage of our managed groups, our financial condition and results of operation could be adversely affected.

We establish or adjust reserves for Twin Bridges as we recognize our liabilities for unpaid losses, which represent estimates of amounts needed to pay our reported losses and unreported losses and the related loss adjustment expenses. Since the period of time that generally elapses between the underwriting and pricing of our reinsurance of the excess coverage purchased by the groups we manage and the payment of a claim pursuant to such reinsurance is even longer than that for the managed groups, our reserves are more difficult to estimate and are even less likely to be accurate. Our reserves are only an estimate, involving many uncertainties and subjective judgments, and do not represent an exact calculation of potential liability, and actual results are likely to differ from original estimates and could differ by material amounts. These uncertainties include, for example, the period of time between the occurrence of an insured loss and actual settlement and the effects of trends in loss severity and frequency risks, fluctuations in inflation, prevailing economic, social and judicial trends, legislative changes and internal and third party claims handling procedures. Furthermore, Twin Bridges has only been in existence since December 2003, has had limited loss experience and a relatively small population of underlying risks, and therefore is exposed to an increased likelihood that actual results may not conform to our estimates. Our business strategy includes providing reinsurance for an increased amount of the excess coverage obtained by the groups we manage.

Under our recently executed term sheet with NY Marine & General, we have substantially increased the amount of reinsurance that we will provide as compared to our expired agreement with NY Marine & General. Pursuant to the terms of the expired agreement, NY Marine & General provided our groups with excess coverage for losses and loss adjustment expenses in excess of the $500,000 per occurrence liability retained by the groups up to a per occurrence limit of $500,000 and we reinsured 50% of such coverage. Our groups purchased separate “catastrophic coverage” from other U.S. admitted carriers for losses and loss adjustment expenses in excess of $1,000,000. The executed term sheet provides that NY Marine & General will offer full statutory excess coverage for losses and loss adjustment expenses in excess of the $500,000 per occurrence liability retained by the groups upon renewal of their policies. NY Marine & General has obtained reinsurance from other insurers to cover NY Marine & General and us for 100% of losses and loss adjustment expenses in excess of $5,000,000 per occurrence up to $50,000,000 per occurrence as well as limited reinsurance with respect to other layers of the coverage provided to the groups. Under the term sheet, we reinsure 70% of coverage provided to our groups by NY Marine & General. In the event any of these reinsurers is unable to pay any losses or loss adjustment expenses or the reinsurance purchased is insufficient, we will be obligated to cover 70% of such amounts and we may, under certain circumstances, be obligated to cover 100% of amounts in excess of certain thresholds.

As a result of our new arrangements with NY Marine & General, we will increase substantially the amount of risk we assume under the reinsurance we provide, and the amount of our reserves for losses and loss adjustment expenses will be required to be increased. To the extent our loss reserves are insufficient to cover actual losses and loss adjustment expenses, we will have to adjust our loss reserves and may incur charges to our earnings, which could have a material adverse effect on our business, financial condition and results of operations.

If we underestimate the liabilities incurred by the managed groups, our business could be adversely affected.

Significant periods of time generally elapse between the underwriting and pricing of workers’ compensation insurance coverage and the payment of claims by our managed groups. As the groups recognize liabilities for unpaid losses, the groups establish or adjust reserves, which represent estimates of amounts the groups need to pay their reported losses and unreported losses and the related loss adjustment expenses. These reserves are only an estimate, involving many variables and subjective judgments, and do not represent an exact calculation of potential liability, and actual results are likely to differ from original estimates and could differ by material amounts. To the extent the loss reserves for any of our managed groups is insufficient to cover such group’s actual losses and loss adjustment expenses, the group will have to adjust its loss reserves and it may incur charges to its earnings, which could have a material adverse effect on its financial condition and cash flows and could require the group to assess its members. This could expose us to liability for our management of the group, have a negative impact on our future management of the group, and adversely affect our reputation as a manager.

We may have difficulty managing our growth, which could limit our ability to increase revenues and cash flow.

As we have expanded our fee-based management services business into California and began reinsuring a portion of the excess coverage obtained by the groups that we manage, we have experienced significant growth in the scope of our operations and the number of our employees. We expect this growth to continue as we grow our California fee-based management services business and hire additional administrative staff to assist us with meeting the increased compliance obligations of being a publicly-traded company. In addition, part of our strategy includes the growth of our medical bill review and case management services. This growth has and will continue to place significant demands on our management and our financial and operational resources. Continued growth will likely increase our challenges in:

•	hiring, retaining and training of new employees;

•	managing a large organization;

•	implementing appropriate operating and financial procedures and systems; and

•	acquiring or leasing additional facilities.

If we cannot scale and manage our business appropriately, we may not be able to timely execute our business strategies, and our business and results of operations could be adversely affected.

Our groups in California employ a single third party administrator, or TPA, to manage claims and the failure to maintain these services could adversely affect our business.

Under California law, we are not permitted to manage the claims of the groups we manage in California. Therefore, our groups in California contract with independent TPAs to perform this task. As manager of the groups, we retain claims settlement authority and establish loss reserves and review the work performed by the TPAs on a regular basis. If the TPAs fail to manage the claims of our California groups effectively, such failure may adversely affect the operation of these groups and, consequently, may adversely affect our ability to retain members or attract new members. Furthermore, five of our California groups are currently managed by a single TPA, Matrix Absence Management, Inc., or Matrix, a subsidiary of Delphi Financial Group, Inc. A sixth California group has retained Tristar Risk Management to perform these services. If Matrix or Tristar were to fail to continue offering administrative services on competitive terms to these groups in California, our ability to maintain and grow our fee-based management services business could be materially and adversely affected.

We and the groups we manage face intense competition from a large number of companies in the workers’ compensation insurance business and in the reinsurance business and we may be unable to compete effectively, which would have a material adverse effect on our businesses.

We and the groups we manage compete with many companies in the workers’ compensation insurance business. These competitors include:

•	the state funds in New York and California;

•	specialty, regional and major insurers in New York, such as American International Group, Inc., Chubb Group of Insurance Companies, Zurich Financial Services, Utica National Insurance Group, Greater New York Mutual Insurance Company, Travelers Insurance Group Holdings Inc., Liberty Mutual Insurance

Company and Hartford Financial Services Group Inc, and in California, such as Employers Direct Insurance Company, Redwood Fire & Casualty Insurance Co., Republic Companies Group, Inc., Redlands Insurance Co., St. Paul Travelers, Zenith National Insurance Corp, National Liability and Fire Insurance Company, Preferred Employers, SeaBright Insurance Company, CompWest Insurance Company, Employers Compensation Insurance Company of California, Everest Insurance Company, American International Group, Inc., Chubb Group of Insurance Companies, ICW Group and The Hartford Financial Services Group, Inc.; and

•	groups managed by other group administrators, such as First Cardinal Corporation and New York Compensation Managers, Inc. in New York and Bickmore Risk Services in California.

Many of the insurance companies listed above have more capital, better name and brand recognition and greater marketing and management resources than we or the groups we manage have. Competition within our industry is often intense and from time to time results in a significant reduction in premiums for workers’ compensation insurance. Many of our competitors have offered, and may continue to offer, workers’ compensation insurance combined with other lines of insurance coverage. Some of our competitors offer workers’ compensation insurance on a multi-state basis. We may be competitively disadvantaged because key members of our groups may be obliged or inclined to purchase packaged products or multi-state workers’ compensation coverage from our competitors in order to receive favorable rates for other types of liability coverage or because our competitors offer superior premium rates or policy terms. We cannot assure you that we will be able to implement our business strategy in a manner that will allow us to be competitive. Increased competition could reduce the ability of our groups to attract new members and retain existing members and would adversely impact the groups we manage. If we are unable to overcome these competitive disadvantages, it would have a material adverse effect on our business, financial condition and results of operations.

We intend to develop a program to offer fee-based services to third-party entities with which we have no pre-existing relationships. We could fail to successfully market and provide these services to third parties.

Our business strategy includes offering our medical bill review and case management services to large, self-insured entities and insurance companies, self-insured groups and other third-party entities with which we have no pre-existing relationships and which require these services. We have recently secured two new clients and have identified and are currently negotiating arrangements with additional prospects. We expect to expand our marketing of these services significantly within the next year. We will need to develop new relationships with these parties and we will incur expenses in marketing our services to these third parties. If we are unable to develop new relationships and successfully market these services, we will not be able to implement part of our business strategy and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We may pursue opportunities to offer other insurance products to the members of our managed groups; any failure to manage the risks involved could have a material adverse effect on our business.

We intend to explore the development and offering of certain non-workers’ compensation property and casualty insurance products to carefully selected members of the groups we manage. Initially we would offer these products as a broker through unrelated U.S. admitted insurers. If we develop and offer these additional insurance products, Twin Bridges may consider reinsuring a portion of the risk that is assumed by the U.S. admitted insurers. Certain risks are inherent in this strategy. These risks include:

•	greater loss exposure, especially if we fail to successfully manage or underwrite this new business;

•	the diversion of management’s attention;

•	an increase in our expenses and working capital requirements;

•	the need to hire additional marketing personnel, underwriters, claims personnel and other staff dedicated to the new lines of business;

•	the need to obtain additional regulatory approvals, if required by applicable laws; and

•	the expense of using an unrelated U.S. admitted insurer to underwrite this new business.

If we are unable to effectively manage these or other potential risks inherent in the marketing and sale of additional insurance products, it could have a material adverse effect on our business, financial condition and results of operations.

We may require additional capital in the future, which may not be available on favorable terms or at all.

As we expand our group management business, we intend to reinsure additional excess coverage which may require us to have additional capital. Further, if we offer new insurance products, we may need additional capital. The amount and timing of these capital requirements will depend on many factors, including our ability to grow our group management business, to successfully reinsure the excess coverage required by our groups and our ability to offer new insurance products. At this time, we are not able to estimate the amount of additional capital we may require in the future or predict the timing of our future capital needs. Any additional equity or debt financing, if available at all, may be available only on terms that are not favorable to us. If we are able to raise capital through equity financings, your interest in our company would be diluted, and the securities we issue may have rights, preferences and privileges that are senior to our common shares. If we raise capital through the issuance of debt, the incurrence and repayment of any debt could have a material adverse effect on our business, financial condition and results of operations.

We depend on our key executives, and may not be able to hire and retain additional key employees or successfully integrate new members of our management team and the loss of a key employee could have a material adverse effect on our business.

Our success will depend largely on our continued reliance on the experience and expertise of our senior management, which includes, among others, Daniel G. Hickey, Jr. and Martin D. Rakoff, our Co-Chief Executive Officers, each of whom has more than 15 years of insurance industry experience. We have entered into employment agreements with Messrs. Hickey and Rakoff that became effective December 27, 2005. The agreements each provide that the respective executive shall be employed for a five-year term, which will automatically renew for successive one-year terms, unless terminated earlier. If we terminate the employment of the executive without cause, as defined in the agreement, if we fail to renew such executive’s employment for a successive one-year term, or if such executive terminates his employment for good reason (as defined in the agreement), we will be obligated to make severance payments equal to three times his base salary and bonuses, among other matters. Notwithstanding these agreements, these key executives may terminate their employment with us and seek employment with others who may seek their expertise. The loss of their expertise through death, disability or termination of employment would have a material and adverse effect on our business, financial condition and results of operations. We are not the beneficiary of life or disability insurance covering any of our executives, key employees or other personnel.

Our ability to implement our business strategy will depend on our success in recruiting, retaining and successfully integrating our management team and other personnel. If we are unable to retain employees and to attract and integrate new members of our management team, key employees or other personnel, we may be unable to successfully implement our business strategy in a timely manner. If we are unable to do so or if we were to lose the services of our senior executives or key employees, it could have a material adverse effect on our business, financial condition and results of operations.

Our fee-based management services business may expose us to liability in excess of our current insurance coverage.

The management of our groups exposes us to significant risks. We may have liability for errors or omissions in the services we perform. We may also be liable to our groups, third parties and governmental authorities for, among other things, fines, penalties and regulatory actions. These liabilities may exceed our insurance coverage and financial resources. The cost of obtaining errors and omissions, general liability and professional liability insurance is rising. We cannot assure you that our insurance will be sufficient to cover the liabilities we may incur or that we will be able to maintain insurance at reasonable rates or at all. If our policies are terminated and do not contain retroactive coverage, we will not be insured for claims made after the termination of coverage even if these claims are based on events or acts that occurred during the term of the policy. In such an event, we could be exposed to liability which could have a material adverse effect on our business, financial condition and results of operations.

Our revenues may decrease if our insured groups obtain reduced rates under their management agreements with us.

In 2004, we agreed to a modification of our management agreement with HITNY which reduced the amount of revenue we derive from our management of HITNY. HITNY was and continues to be our largest group and accounted for approximately 27% and 38% of our revenues from fee-based management services for the years ended December 31, 2005 and 2004, respectively. While we do not believe any other group is similarly situated, in the event that another group grows sufficiently and seeks a rate reduction which we are compelled to accept, our financial condition and results of operations could be adversely affected.

A significant amount of our invested assets will be subject to changes in interest rates and market volatility which could adversely affect our financial condition and results of operations.

We currently invest the premiums we receive from our reinsurance in short-term U.S. Treasury bills, cash and money market equivalents. During the first quarter of 2006, our board of directors will establish a Finance and Investment Committee that will establish our investment policies, and management will implement our investment strategy with the assistance of independent investment managers. We expect that our investment portfolio will include a significant amount of interest rate-sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Because of the unpredictable nature of losses that may arise under reinsurance policies, our liquidity needs could be substantial and may increase at any time. Increases in interest rates will decrease the value of our investments in fixed-income securities. If increases in interest rates occur during periods when we sell investments to satisfy liquidity needs, we may experience investment losses. If interest rates decline, reinvested funds will earn less than expected.

Our investment results may also be adversely affected by changes in the business, financial condition or results of operations of the entities in which we invest, as well as changes in government monetary policies, general economic and overall market conditions. Furthermore, general economic conditions may be adversely affected by U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.

If we do not structure our investment portfolio so that it is appropriately matched with our insurance and reinsurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. For this or any of the other reasons discussed above, investment losses could significantly decrease our asset base, which will adversely affect our ability to conduct business.

Any of these events or changes could have a material adverse effect on our business, financial condition and results of operations.

Our profitability may be adversely impacted by inflation.

The effects of inflation could cause the amount of each claim to rise in the future. Our reserves for losses and loss adjustment expenses include assumptions about future payments for settlement of claims and claims handling costs, such as medical treatments and litigation costs. To the extent inflation causes these costs to increase above reserves established for these costs, we would be required to increase our loss reserves with a corresponding reduction in our net income in the period in which the deficiency is identified, which could have a material adverse effect on our business, financial condition and results of operations.

Our holding company structure and certain regulatory, tax and other constraints affect our ability to pay dividends, make other payments and redeploy capital among our subsidiaries.

CRM Holdings is a holding company and, as such, has no substantial operations. Dividends and other permitted distributions from our subsidiaries are expected to be our primary source of funds to meet our ongoing cash requirements and other expenses, and to pay dividends, if any, to shareholders. Bermuda law and regulations, including Bermuda insurance regulations, restrict the declaration and payment of dividends out of retained earnings, and the making of distributions out of contributed surplus, by Twin Bridges unless certain regulatory requirements are met. Pursuant to our recently executed term sheet with NY Marine & General, Twin Bridges will be restricted from distributing more than ten percent of its retained earnings by way of dividends, inter-company transfers or related party loans since the date of its last audited financial statements. The inability of Twin Bridges to pay dividends in an amount sufficient to enable us to meet our cash requirements could have a material adverse effect on our business.

U.S. withholding tax payable on dividends paid to CRM Holdings by our U.S. subsidiaries affects our ability to pay dividends and redeploy capital.

Any dividends paid from our U.S. subsidiaries to us would be subject to a U.S. federal withholding tax of 30%. We therefore do not expect to receive dividends from our U.S. subsidiaries for the foreseeable future. This will also restrict our ability to redeploy capital from our U.S. subsidiaries to our Bermuda operations. If Twin Bridges requires capital because of unanticipated losses or for other reasons, and we are unable to provide the required capital from the profits and cash flow of our U.S. operations, it could have a material adverse effect on our business, financial condition and results of operations.

We and the groups we manage are subject to extensive regulation in the United States that may adversely affect our ability to achieve our business objectives. If we and these groups do not comply with these regulations, we and they may be subject to penalties, including fines, suspensions, withdrawals of licenses and restrictions on the growth of our groups.

We and the groups we manage are subject to extensive governmental regulation and supervision. Most insurance regulations are designed to protect the interests of policyholders or members of the groups, rather than shareholders and other investors.

These regulations, generally administered by a department of insurance or the workers’ compensation or similar board in each jurisdiction in which we do business, relate to, among other things:

•	approval of premium, contribution and funding rates;

•	ratios of assets to liabilities, credit and risk reserves, net worth levels and standards of solvency;

•	formation of groups and licensing as a third-party claims administrator in New York;

•	limits on the size and nature of risks assumed and retained, including requiring the purchase of excess coverage for loss above levels established by the applicable state regulatory agency;

•	mandatory guidelines for the investment of funds;

•	reserves for unearned premium, losses and other purposes;

•	periodic audits and other regulatory reviews of the financial statements of the groups and Twin Bridges;

•	deposits for the benefit of the Chairman of the New York State Workers’ Compensation Board or Director of Industrial Relations of the State of California; and

•	annual reporting and disclosure agreements.

Insurance departments and state workers’ compensation or similar boards also conduct periodic examinations of the affairs of the insurance companies and groups they regulate and require the filing of periodic, annual and other reports relating to financial condition, approval of new members, groups and other matters. Moreover, the National Association of Insurance Commissioners, or NAIC, which is an organization of insurance regulators from the

50 states, the District of Columbia, and the four U.S. territories, and the state insurance regulators regularly reexamine existing laws and regulations, interpretations of existing laws and proposals for new laws. Such laws, regulations or interpretations by NAIC or state insurance regulators may be more restrictive or result in higher costs to us and the groups we manage.

In addition, regulatory authorities have relatively broad discretion to deny or revoke licenses or suspend underwriting of business for various reasons, including the violation of regulations. We intend to base some of our practices on our interpretations of regulations or practices that we believe are generally accepted by the insurance industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we, or the groups we manage, do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us or the groups we manage from carrying on some or all of our or their activities, including placing restrictions on how many new members may be admitted to a group each year or on the amount of growth in manual premiums a group may experience, or otherwise impose penalties. In such an event, our reputation as well as our ability to operate our business would be materially and adversely affected.

From time to time, one or more of our groups have been subject to certain operating restrictions, none of which has materially impacted our operations to date.

Further, changes in the level of regulation of the insurance or reinsurance industry or changes in the laws or regulations or their interpretations by regulatory authorities could materially and adversely affect our ability to manage our groups or operate our business.

The offshore insurance and reinsurance regulatory markets have long been the subject of scrutiny by federal and state legislative and regulatory bodies. This scrutiny has led to a number of legislative and regulatory initiatives designed to make it more difficult for offshore companies to transact business with U.S. persons. If Twin Bridges were to become subject to any United States federal or state law or regulation, Twin Bridges may be required to post deposits or maintain minimum surplus and may be prohibited from engaging in lines of business or from writing specified types of policies or contracts. Compliance with these laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

Twin Bridges is subject to extensive regulation in Bermuda that may adversely affect its ability to achieve its business objectives. If Twin Bridges fails to comply with these regulations, it may be subject to penalties, including fines, suspensions and withdrawal of its insurance license.

Twin Bridges is subject to regulation and supervision in Bermuda. Among other matters, Bermuda statutes, regulations and policies of the Bermuda Monetary Authority, require Twin Bridges to maintain minimum levels of statutory capital, statutory capital and surplus, and liquidity, to meet solvency standards, to obtain prior approval of certain issuances and transfers of shares as well as to submit to certain periodic examinations of its financial condition.

These statutes and regulations may, in effect, restrict Twin Bridges’ ability to write reinsurance, to make certain investments and to distribute funds. We cannot predict whether any change to these regulations will materially and adversely affect our business.

If Twin Bridges fails to comply with any of the above mentioned statutes and regulations, the Bermuda Monetary Authority may, among other things, direct Twin Bridges:

•	not to take on any new insurance business;

•	not to vary any insurance contract if the effect would be to increase the insurer’s liabilities;

•	not to make certain investments;

•	to realize certain investments;

•	to maintain in, or transfer to the custody of, a specified bank, certain assets;

•	not to declare or pay any dividends or other distributions or to restrict the making of such payments; and/or

•	to limit its premium income.

Neither CRM Holdings nor Twin Bridges has been subject to penalties, fines or suspensions for failure to meet any regulatory requirements that have materially impacted operations to date.

The approval of the Bermuda Monetary Authority is required for all transfers of shares in Bermuda companies prior to the completion of the transfer. We have obtained, the consent of the Bermuda Monetary Authority with respect to the transfer of Twin Bridges shares to CRM Holdings in the restructuring. Also, the Bermuda Monetary Authority in its policy dated June 1, 2005 provides that where any equity securities, including our common shares, of a Bermuda company are listed on an appointed stock exchange, general permission is given for the issue and subsequent transfer of any securities of a company from and/or to a non-resident, for as long as any equities securities of such company remain so listed. The NASDAQ National Market is deemed to be an appointed stock exchange under Bermuda law. Notwithstanding the above general permission, the Bermuda Monetary Authority has granted CRM Holdings permission to, subject to the common shares in CRM Holdings being listed on an appointed stock exchange, issue, grant, create, sell and transfer any of CRM Holdings’ shares to and among persons who are either resident or non-resident of Bermuda for exchange control purposes, whether or not such securities are listed on an appointed stock exchange.

The regulations applicable to workers’ compensation self-insured groups are undergoing review and are subject to change in both New York and California, and regulations applicable to insurance brokers are undergoing review, and we may be adversely affected by any changes in those regulations.

We and the groups we manage are subject to regulations in New York and California governing workers’ compensation self-insured groups. These regulations are undergoing review and are subject to changes in both New York and California. Much of the potential revisions in these regulations remain in the preliminary stages and have not yet been submitted for comment; however we cannot assure you that we are aware of all potential revisions that may be considered by the regulators. Nonetheless, the New York State Workers’ Compensation Board has expressed concern about rating the solvency of self-insured groups and may, in the future, institute a new system of grading self-insured groups in New York. The New York State Workers’ Compensation Board has also expressed concern over the need to ensure homogeneity among members of new self-insured groups and may, in the future, promulgate regulations to ensure that the members of all newly formed self-insured groups are insuring the same type of risks. Additionally, the California Department of Insurance has proposed new regulations concerning brokers. If adopted as currently written, the regulations would apply to all lines of insurance and all brokers and general agents and would require brokers to disclose to clients the receipt or potential receipt of any income from a third party if that income derives from the broker’s transaction with the client. Under the proposed regulations, among other provisions, a misrepresentation or unfair act occurs if the broker does not advise a client whether the broker will seek a quote from one or more carriers. Also, the broker is subject to additional disclosure obligations if the broker makes a recommendation regarding such quotes. We may be subject to these regulations with respect to the brokerage services we provide to our groups. We cannot predict the adoption or effect of any future regulations in New York or California. Any regulations that are promulgated may subject us to additional compliance requirements and may materially and adversely affect our ability to achieve some or all of our business objectives and our results of operation.

Our business could be adversely affected by Bermuda employment restrictions.

Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standard requirements for the advertised position. In 2001, the Bermuda government announced a new policy limiting the duration of work permits to six years, with certain exemptions for key employees. We may not be able to use the services of one or more of our key employees in Bermuda if we are not able to renew work permits for them, which could have a material adverse effect on our business. We have obtained non-resident work permits for our Co-Chief Executive

Officers, our General Counsel, our Chief Operating Officer and our Chief Financial Officer. We may also plan to hire at least two employees in Bermuda, who could be either Bermudian or non-Bermudian. If we are unable to renew work permits for our officers or obtain work permits for any of these employees, we may not be able to conduct our business operations fully or efficiently and our business, financial condition and results of operations would be adversely affected.

CRM Holdings could be considered a U.S. corporation for U.S. federal income tax purposes, and thus subject to U.S. tax on its worldwide income (including current income of Twin Bridges), under recently enacted U.S. legislation, if the value of Twin Bridges does not exceed 20% of the total value of CRM, CRM CA, Eimar and Twin Bridges.

The American Jobs Creation Act of 2004 provides that, if a foreign corporation acquires substantially all of the assets of a U.S. corporation, and 80% or more of the stock of the foreign corporation (excluding new stock issued in a public offering related to the acquisition) is owned by former shareholders of the U.S. corporation by reason of their ownership of the U.S. corporation, the foreign corporation will be considered a U.S. corporation for U.S. federal income tax purposes. The existing shareholders contributed all of their interests in CRM and Eimar to CRM USA Holdings in return for all of the common stock of CRM USA Holdings. The former owners then contributed all of their CRM USA Holdings shares to us in exchange for 6,372,425 of our common shares. CRM then distributed its interests in CRM CA to CRM USA Holdings. In addition, immediately prior to the closing of initial public offering, the former owners contributed all of their shares in Twin Bridges to us in exchange for 3,874,690 of our common shares. As a result of these exchanges, the former owners own 10,247,115 of our common shares.

Based on discussions with our professional advisors, we believe the existing shareholders will not obtain 80% or more of the stock of CRM Holdings (excluding the stock sold in this offering) by reason of their ownership of CRM and Eimar (i.e., we believe that Twin Bridges is worth more than 20% of the combined value of CRM, CRM CA, Eimar and Twin Bridges). We cannot assure you that the U.S. Internal Revenue Service, or the IRS, will agree with our conclusions. If the IRS successfully challenges our conclusions, CRM Holdings would be subject to United States federal income tax on its worldwide income at the rate applicable to U.S. corporations, which is currently 35%, rather than being subject to tax on only certain U.S. source income and income effectively connected with a U.S. trade or business. However, in that case, dividends paid to CRM Holdings by its U.S. subsidiaries would not be subject to any U.S. federal income tax, nor would they be subject to the 30% U.S. federal withholding tax. The tax liability that would result if CRM Holdings is treated as a U.S. corporation for U.S. federal income tax purposes could have a material adverse effect on our business, financial condition and results of operations.

We may be deemed to be engaged in a U.S. trade or business or considered to be a personal holding company subject to U.S. tax.

CRM Holdings and Twin Bridges are both Bermuda exempted companies. An exempted company is a company that states in its memorandum of association that it is an exempted company and is registered under the Bermuda Companies Act 1981 as amended, or the Companies Act, as such. An exempted company does not have to comply with the requirements of management and ownership by Bermudians applicable to local companies under the Companies Act. We intend to manage our business so that each of these companies will not be treated as engaged in a trade or business within the United States and, as a result, will not be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on certain U.S. source investment income). However, because there is considerable uncertainty as to what activities constitute being engaged in a trade or business within the United States, we cannot be certain that the IRS will not successfully contend that CRM Holdings or Twin Bridges is engaged in a trade or business within the United States. In the event that CRM Holdings or Twin Bridges is deemed to be engaged in a business within the United States, we would be subject to U.S. corporate income and branch profits taxes on the portion of our earnings effectively connected to such U.S. business, which could have a material adverse effect on our business, financial condition and results of operations.

Any of CRM Holdings’ U.S. subsidiaries might be subject to additional U.S. federal income tax on a portion of its income if it is considered a personal holding company for U.S. federal income tax purposes. This status will depend on whether more than 50% of our shares by value could be deemed to be owned (taking into account indirect and constructive ownership) by five or fewer individuals and whether 60% or more of such subsidiary’s adjusted ordinary gross income consists of “personal holding company income,” which is, in general, certain forms of passive and investment income. We believe that none of CRM Holdings’ subsidiaries should be considered a personal holding company, because the gross income of our U.S. subsidiaries is primarily fee income, not passive income. Additionally, we intend to manage our business to minimize the possibility that we will meet the 60% income threshold. We intend to monitor share ownership in CRM Holdings by monitoring the filings of our shareholders with the U.S. Securities and Exchange Commission, or the SEC, under the U.S. Securities Exchange Act of 1934, as amended, or the Exchange Act. It may not be possible, however, to ensure that stock has not been purchased by multiple members of one family or other individuals or entities whose share ownership may be attributed to others for U.S. federal income tax purposes. Because of the lack of complete information regarding our ultimate share ownership (i.e., particularly as determined by the constructive ownership rules for personal holding companies), we cannot assure you that none of CRM Holdings’ subsidiaries will be considered a personal holding company or that the amount of U.S. federal income tax that would be imposed would be immaterial. We have not sought and do not intend to seek an opinion of legal counsel as to whether any of CRM Holdings’ subsidiaries will be considered a personal holding company.

We may become subject to taxes in Bermuda after March 28, 2016.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda has given each of CRM Holdings and Twin Bridges an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to CRM Holdings or Twin Bridges or any of their operations, shares, debentures or other obligations until March 28, 2016. Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016. In the event that we become subject to any Bermuda tax after such date, it would have a material adverse effect on our financial condition and results of operations.

Risks Related to the Industry

The insurance and reinsurance business is historically cyclical, and we expect to experience periods with excess underwriting capacity and unfavorable premium rates which could materially and adversely affect our business.

Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic and other loss events, levels of capacity, general economic and social conditions and other factors. The supply of insurance and reinsurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. The supply of insurance and reinsurance may increase, either due to capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers, which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates and additional competition for business.

In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly. In the event that negative market conditions develop in the workers’ compensation industry or the insurance industry as a whole, our groups may experience difficulties in providing workers’ compensation insurance at competitive rates. Because our groups do not have capital and surplus, they do not have the ability to provide coverage over any period of time at rates that produce a loss after considering investment income and available reinsurance. As a result, our groups may lose members and experience a reduction in their premium revenues. We would then experience a reduction in our fee-based management services revenues and could be unable to reinsure a portion of the excess coverage at rates that we consider appropriate relative to the risks assumed. This could have a material adverse effect on our business, financial condition and results of operations.

Negative developments in the workers’ compensation insurance industry could have a material adverse effect on our business, financial condition and results of operations.

We principally offer management and other services for workers’ compensation self-insured groups and reinsure a portion of the excess workers’ compensation coverage for the risks assumed by these groups. Although we are exploring the possibility of offering to carefully selected members of our groups property and casualty insurance products through an unrelated U.S. admitted insurer, we currently do not do so. As a result, negative developments in the economic, competitive or regulatory conditions affecting the workers’ compensation insurance industry could have a material adverse effect on our business, financial condition and results of operations. Negative developments in the workers’ compensation insurance industry could have a greater effect on us than on more diversified insurance companies that also sell other types of insurance.

Our groups may have exposure to losses from terrorism for which they are required by law to provide coverage.

Our managed groups are required by law to provide workers’ compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on our groups would depend upon the nature, extent, location and timing of such an act. Currently, the excess coverage for our groups does not include any sub-limits or exclusions limiting their excess insurers’ obligation to cover losses caused by acts of terrorism, although we cannot assure you that sub-limits or exclusions will not be included in future years. The Terrorism Risk Insurance Act of 2002 (“TRIA 2002”) was renewed through the Terrorism Risk Insurance Extension Act of 2005 (“Extension Act”), which extends TRIA 2002 through 2007 with certain amendments. In the case of certified acts of terrorism taking place after March 31, 2006, the program trigger has been set at $50,000,000 for the industry-wide insured losses occurring in 2006 and $100,000,000 for industry-wide losses occurring in 2007. The Federal share of compensation under the Extension Act is 90% for 2006 and 85% for 2007. In addition, insurer deductibles and aggregate retentions are increased for years covered under the Extension Act. This could make membership in our managed groups less attractive, which could have a material adverse effect on our business, financial condition and results of operations.

The effects of emerging claim and coverage issues on our business are uncertain and could have a material adverse effect on our financial condition and results of operation.

As industry practices and legal, judicial, social, regulatory and other conditions change, unexpected issues related to claims and coverage may emerge. In some instances, as has been the case with asbestos-related injuries, these issues may not become apparent until some time after the insurance coverage has been provided. Such issues may adversely affect the coverage provided by our managed groups and thus our business of reinsuring a portion of the excess coverage obtained by the groups, by either expanding the scope of the coverage provided or by increasing the number or size of claims. As a result, the full extent of liability under a group’s coverage or under our reinsurance may not be known until after coverage is provided.

Recent examples of emerging claims and coverage issues include post traumatic stress disorder and whether recent legislation can effectively reduce the incidence of work-related injury medical treatments (e.g., chiropractor services).

The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict and could have a material adverse effect on our business, financial condition and results of operations.

Recent insurance industry investigations and regulatory proposals could result in increased regulation that has a material adverse effect on our business.

The insurance industry has recently become the focus of increased scrutiny by regulatory and law enforcement authorities, as well as class action attorneys and the general public, relating to allegations of improper special payments, price-fixing, bid-rigging, improper accounting practices and other alleged misconduct, including payments made by insurers to brokers and the practices surrounding the placement of insurance business. Formal and informal inquiries have been made of a large segment of the industry, and a number of companies in the insurance industry have received or may receive subpoenas, requests for information from regulatory agencies or other inquiries relating to these and similar matters. These efforts are expected to result in both enforcement actions and proposals for new state and federal regulation. It is difficult to predict the outcome of these investigations, whether they will expand into other areas not yet contemplated, whether activities and practices currently thought to be lawful will be characterized as unlawful, what form new regulations will have when finally adopted and the impact, if any, of increased regulatory and law enforcement action and litigation on our business and financial condition.

Additionally, proposed legislation or new regulatory requirements are expected to be imposed on the insurance industry and may impact our business and the manner in which we compensate our brokers, particularly if we acquire a U.S. admitted insurer. In December 2004, NAIC adopted amendments to NAIC’s Producer Licensing Model Act which were ratified by NAIC’s Broker Activities Task Force in June 2005. These amendments require a broker to disclose to the customer, prior to selling insurance to that customer, that the broker will be receiving compensation from the insurer, or other third party, for the placement of the insurance, or that the broker represents the insurer and may provide services to the customer for the insurer.

Any of the foregoing could increase our cost of doing business, result in the loss of members of our groups and otherwise adversely affect the way we conduct business, which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B —	UNRESOLVED STAFF COMMENTS

None.

ITEM 2 —	PROPERTIES

Our U.S. operations are currently headquartered in Poughkeepsie, New York at one location, which contains approximately 8,000 square feet. The initial term of the lease for these premises expires around March, 2007, with an option to extend the lease term for two additional five-year terms. The annual lease payments for these offices are approximately $210,000.

Eimar maintains office space in Poughkeepsie, New York. The offices consist of approximately 2,800 square feet and the term of the lease expires on June 1, 2006. The annual lease payments for these premises are approximately $40,000. One of the lessors under this lease is Daniel G. Hickey, Sr., who is a director and one of our shareholders and is the father of Daniel G. Hickey, Jr., who is a Co-Chief Executive Officer and the Chairman of our Board of Directors. See “Certain Relationships and Related Transactions.”

CRM currently leases office space in Hyde Park, New York, consisting of approximately 7,000 square feet with additional parking space. The lease expires on October 1, 2009. The annual lease payments for these premises are approximately $107,000.

We have executed a lease for approximately 26,400 rentable square feet with parking space located in Poughkeepsie, New York for a building that is currently under construction. The term of the lease will commence March 1, 2007 or such later date on which the construction is substantially complete and the building is available for occupancy. The lease term is fifteen years with options to renew for two additional 5 year terms. Annual lease payments are $924,000 in the first five years, $1,016,400 in years five through ten, $1,118,040 in years ten through fifteen, $1,257,696 in the first renewal term and $1,415,040 in the second. The lease also provides for an option to purchase the building. The option is exercisable 120 days prior to the anticipated occupancy of the building under the lease. The option price is approximately $3,500,000 plus all documented out-of-pocket construction costs after May 1, 2005. If we fail to exercise this initial option, we have an additional option to purchase the building during the first two years of our lease for the fair market value of the property, which will not be less than $3,500,000 plus the costs incurred by the landlord in developing and constructing the building.

CRM CA has executed leases for office space in Roseville and Irvine, California. The annual lease payments for these office spaces are approximately $87,000 in the aggregate.

We believe that the premises under construction in Poughkeepsie facilities and our space in California are sufficient for our foreseeable needs.

ITEM 3 —	LEGAL PROCEEDINGS

In April, 2005, Cornerstone Program Management & Insurance Services, Inc., or Cornerstone, one of its affiliates and their principals sued CRM, CRM CA and Contractors Access Group of California, Inc., or CAP in the Superior Court of California, Orange County, Case No. 05CC04720. In May 2005, the plaintiffs dropped Cornerstone’s affiliate as a plaintiff and CAP as a defendant. The amended complaint alleges that in November 2004, CRM wrongfully caused Cornerstone to be terminated as general agent for a workers’ compensation self-insured group for California contractors, and wrongfully assumed Cornerstone’s responsibilities under that program. Cornerstone also alleges that CRM had falsely accused Cornerstone and its principals of wrongfully diverting money and of other wrongful conduct. The amended complaint alleges six claims. The general agent’s complaint does not seek a specific amount of damages. CRM intends to defend the litigation vigorously and has asserted counterclaims against Cornerstone and others for breach of contract, fraud and intentional interference with economic advantage and alleging that Cornerstone had wrongfully used confidential information it had received from CRM to establish a workers’ compensation self-insurance program for California automobile dealers. Trial has been scheduled for June 2006. The matter is being defended by CRM’s general liability and directors’ and officers’ liability carriers.

CRM loaned Cornerstone and its principals $468,783, to be used by them as working capital, of which $371,759 remains outstanding. The borrowers failed to make timely installment payments due under the working capital loan commencing March 15, 2005 and CRM has declared the loan in default and immediately due and payable in full and brought an action against the borrowers for collection. On July 15, 2005, CRM sued to recover the debt in the federal court in the Central District of California. CRM is currently awaiting the defendants’ answer to its amended complaint.

On December 29, 2004 H.F.C.A. Associates Corp. and 17 related companies, all of which were members or former members of the Healthcare Industry Trust of New York or HITNY, sued HITNY and CRM in the Supreme Court of the State of New York, Ulster County, Case No. 4133/04, alleging, among other things, that the defendants had improperly terminated their membership in HITNY and failed to process claims on their behalf. The plaintiffs also alleged that CRM had engaged in self dealing and had committed a breach of fiduciary duties owed to them in connection with the placement of reinsurance for the members of HITNY. The complaint asks for damages of $1 million against both defendants, and a judgment that the plaintiffs did not owe HITNY the outstanding premium for which they had been invoiced.

HITNY answered the complaint, denying the plaintiffs’ material allegations. HITNY alleged that the plaintiffs’ membership had been properly terminated and asserted a counterclaim against the plaintiffs in the amount of $107,000 for unpaid premium. HITNY also asserted a claim against CRM alleging generally that if the plaintiffs suffered any damages they were caused by CRM’s actions or wrongdoing.

CRM answered the complaint, denying the plaintiffs’ material allegations, including the allegations of self dealing and breach of fiduciary duty, and asserting a claim based on breach of contract and contribution against HITNY for whatever damages the plaintiffs may recover from CRM.

This litigation is in its early stages; preliminary discovery has commenced.

Other than the foregoing, we are not a party to any material litigation.

ITEM 4 —	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 22, 2005, the sole shareholder of the Company, Reid Finance Limited, an affiliate of Appleby Spurling Hunter, approved and adopted amended and restated bye laws of the Company. This approval was prior to the Company’s repurchase of all shares from Reid Finance Limited, see Stock Repurchase in ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. This approval was also prior to completion of the initial public offering.

On December 27, 2005, the shareholders signed a unanimous written consent approving the Company’s 2005 Long-Term Incentive Plan. This resolution was signed prior to the completion of the initial public offering. All nine existing shareholders signed the consent. No meeting was held in connection with the submission of this matter to shareholders.

PART II

ITEM 5 —	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shareholders

The Company’s common shares are traded on the NASDAQ National Market System under the ticker symbol “CRMH”.

Prior to its initial public offering (“IPO”), the Company was incorporated in Bermuda on September 7, 2005 and issued 1,200,000 common shares for $12,000 to Reid Finance Limited, an affiliate of Appleby Spurling Hunter. Effective December 27, 2005, immediately prior to the closing of the IPO, the former owners of CRM, CRM CA, Eimar (the “pre-restructuring LLCs”) and Twin Bridges contributed all of their interests in these entities to the Company in a series of transactions. The former shareholders of Twin Bridges and members of the pre-restructuring LLCs ultimately received a total of 9,457,115 common shares and 790,000 Class B shares in exchange for, and in the same proportion as, their ownership interest in the pre-restructuring LLCs and Twin Bridges. We have authorized share capital of $500,000,000 divided into 50,000,000,000 shares of par value $0.01 per share. Our board of directors has designated 15,457,115 as common shares and 790,000 as class B shares.

The underwriters, Sandler O’Neill & Partners, L.P. and KeyBanc Capital Markets, a division of McDonald Investments Inc., declined to exercise their 30-day option to purchase up to 947,952 additional common shares from the selling shareholders at the public offering price. The option expired on January 19, 2006.

As of March 1, 2006, there were 16,247,115 common shares issued and outstanding held by 2,374 shareholders of record.

Use of Proceeds

On December 20, 2005, the Securities and Exchange Commission declared the Company’s registration statement on Form S-1 (Commission File No. 333-128424) effective. A total of 9,797,952 shares were registered in the offering. The offering priced at $13.00 per share for an offering price of $115,050,000 in the aggregate less underwriting discounts and commissions of $0.845 per share, totaling $7,478,250. The offering commenced December 20, 2005.

The Company sold 6,000,000 shares and the selling shareholders sold 2,850,000 common shares, par value $0.01 per share at a price of $13.00. The aggregate offering price of the amount of shares sold by the Company was $78 million and the aggregate offering price of the amount of shares sold by the selling shareholders was $37 million. The proceeds to the Company were $78 million less expenses of $9.3 million comprised of underwriting expenses of $5.1 million and offering expenses of $4.2 million. The Company contributed $47 million of the IPO proceeds to Twin Bridges to support the growth of its reinsurance business and $6.5 million to CRM to repay the entire amount outstanding under the revolving credit facility with KeyBank, and for general working capital. As of December 31, 2005, the Company deposited the remaining net proceeds in interest bearing accounts and purchased fixed-maturity securities pending approval of the Company’s investment policy. The IPO closed on December 27, 2005.

Share Repurchase

On December 27, 2005, all of the shares held by Reid Finance Limited were repurchased by the Company for $12,000 in connection with the restructuring. These 1,200,000 shares were retired, and are no longer outstanding.

Common Shares

In general, subject to the adjustments regarding voting set forth in “Voting Adjustments” below, holders of our common shares have one vote for each common share held by them and are entitled to vote, on a non-cumulative basis, at all meetings of shareholders. Holders of our common shares are entitled to receive dividends as and if lawfully declared from time to time by our board of directors. Holders of our common shares have no preemptive, redemption, conversion or sinking fund rights. In the event of our liquidation, dissolution or winding-up, the holders of our common shares are entitled to share equally and ratably in our assets, if any remain after the payment of all our debts and liabilities and the liquidation preference of any outstanding preferred shares.

Class B Shares

Holders of our class B shares have the same rights as the holders of our common shares, except that they have no general right to vote on any matters put before our shareholders. The holders of class B shares may exchange their class B shares into common shares at any time, provided that certain voting percentage limits are not breached and that adverse tax consequences do not result from such exchange to us, any subsidiary or any U.S. person as to which the common shares held by such shareholder constitute controlled shares (as defined below).

Price Range of Common and Class B Stock

The high, low, and close prices for our common shares as quoted on the NASDAQ from the period of our first day of trading on NASDAQ, December 21, 2005 through December 30, 2005 are $13.74, $12.95, and $13.01.

Voting Adjustments

Our bye-laws generally provide that shareholders have one vote for each share held by them and are entitled to vote, on a non-cumulative basis, at all meetings of shareholders. However, pursuant to a mechanism specified in our bye-laws, the voting rights exercisable by a shareholder will be limited so that certain persons or groups are not deemed to hold more than 9.9% of the total voting power conferred by our shares. In addition, our board of directors retains certain discretion to make adjustments to the aggregate number of votes attaching to the shares of any shareholder that they consider fair and reasonable in all the circumstances to ensure that no person will hold more than 9.9% of the total voting power represented by our then outstanding shares. Our bye-laws provide generally that any shareholder owning, directly, indirectly or, in the case of any U.S. person, by attribution, more than 9.9% of our common shares will have the voting rights attached to such common shares reduced so that it may not exercise more than 9.9% of the total voting rights. The reduction in votes is generally to be applied proportionately among all shareholders who are members of the first shareholder’s control group. A control group means, with respect to any person, all shares directly owned by such person and all shares directly owned by each other shareholder any of whose shares are included in the controlled shares of such person. Controlled shares means all common shares that a person is deemed to own directly, indirectly (within the meaning of Section 958(a) of the Code) or, in the case of a U.S. person, constructively (within the meaning of Section 958(b) of the Code). A similar limitation is to be applied to shares held directly by members of a related group. A related group means a group of shareholders that are investment vehicles and are under common control and management. Any reduction in votes will generally be reallocated proportionately among members of the shareholder’s control group or related group, as the case may be. The amount of any reduction of votes that occurs by operation of the above limitations will generally be reallocated proportionately among all other of our shareholders who were not members of these groups so long as such reallocation does not cause any person to hold more than 9.9% of the total voting power of our shares.

For purposes of applying these provisions, shareholders will be entitled to direct that our board (i) treat them (and certain affiliates) as U.S. persons, and/or (ii) treat them (and certain related shareholders) as one person for purposes of determining a shareholder’s control group.

Although the limitation on voting rights applies to our existing shareholders who received common shares pursuant to the restructuring that occurred immediately prior to the closing of the initial public offering, the attribution rules with respect to a control group do not apply to Messrs. Daniel G. Hickey, Sr. and Daniel G. Hickey, Jr. Accordingly, the voting rights of each of Messrs. Hickey, Sr. and Hickey, Jr. will be limited to 9.9% on an individual basis and not on a joint and aggregate basis.

The amount of any reduction of votes that occurs by operation of the above limitations will generally be allocated proportionately among all other shareholders of the Company. Consequently, under these provisions, certain shareholders may have their voting rights limited to less than one vote per share, while other shareholders may have voting rights in excess of one vote per share. Moreover, these provisions could have the effect of reducing the voting power of certain shareholders who would not otherwise be subject to the limitation by virtue of their direct share ownership.

In addition, our board may adjust a shareholder’s voting rights to the extent that the board reasonably determines in good faith that it is necessary to do so to avoid adverse tax consequences or materially adverse legal or regulatory treatment to us, any subsidiary or any shareholder or its affiliates. This adjustment may result in a shareholder having voting rights in excess of one vote per share. Therefore, a shareholder’s voting rights might increase above 5% of the aggregate voting power of the outstanding common shares, thereby possibly resulting in the shareholder becoming a reporting person subject to Schedule 13D or 13G filing requirements under the Exchange Act. In addition, the reallocation of your votes could result in your becoming subject to filing requirements under Section 16 of the Exchange Act. Our bye-laws also provide that shareholders will be notified of their voting interests prior to any vote to be taken by the shareholders.

We also have the authority under our bye-laws to request information from any shareholder for the purpose of determining whether a shareholder’s voting rights are to be reallocated pursuant to the bye-laws. If, after a reasonable cure period, a shareholder fails to respond to our request for information or submits incomplete or inaccurate information in response to a request by us, we in our reasonable discretion, may reduce or eliminate the shareholder’s voting rights.

Dividend Policy

Our board of directors currently does not intend to declare dividends or make any other distributions to our shareholders. Any determination to pay dividends in the future will be at the board’s discretion and will depend upon our results of operations, financial condition and prospects as well as other factors deemed relevant by our board of directors. Under the Companies Act, we may declare or pay a dividend out of retained earnings, or make a distribution out of contributed surplus, only if we have reasonable grounds for believing that we are and, after the payment of such dividends, will be able to pay our liabilities as they become due and if the realizable value of our assets would thereby not be less than the aggregate of our liabilities and issued share capital and share premium accounts. As a holding company, we depend on future dividends and other permitted payments from our subsidiaries to pay dividends to our shareholders. Our subsidiaries’ ability to pay dividends to us, as well as our ability to pay dividends to our shareholders, is subject to regulatory, contractual, rating agency, tax and other constraints. Pursuant to our recently executed term sheet with NY Marine & General, Twin Bridges will be restricted from distributing more than ten percent of its retained earnings by way of dividends, inter-company transfers or related party loans since the date of its last audited financial statements.

ITEM 6 —	SELECTED FINANCIAL DATA

The selected consolidated or combined income statement information for the years ended December 31, 2005, 2004, and 2003 and the consolidated or combined balance sheet information as of December 31, 2005 and 2004 are derived from our audited financial statements included elsewhere in this document, which have been prepared in accordance with GAAP and have been audited by Johnson Lambert  & Co., our registered public accounting firm. The selected combined income statement information for the year 2002 and selected combined balance sheet information as of December 31, 2003 are derived from our audited combined financial statements not included in this Form 10-K. The selected unaudited combined income statement information for the year 2001 and the selected unaudited combined balance sheet information as of December 31, 2002, 2001 are derived from our unaudited combined financial statements not included in this Form 10-K.

	Years Ended December 31,
Selected Consolidated and Combined Income					Unaudited
Statement Information	2005	2004	2003	2002	2001
	(In thousands except for per share data)

Revenues
Fee-based management services	$36,495	$27,656	$20,821	$17,614	$7,967
Net reinsurance premiums earned	8,362	5,110	253	—	—
Investment income	210	54	16	37	13

Total revenues	45,067	32,820	21,090	17,651	7,980

Expenses
Losses and loss adjustment expenses	3,584	2,528	168	—	—
Fees paid to general agents and brokers	11,490	9,507	7,830	7,651	3,615
Selling, general and administrative expenses	20,076	13,441	9,240	6,471	3,140
Policy acquisition costs and other expenses	2,579	1,538	121	33	21

Total expenses	37,729	27,014	17,359	14,155	6,776

Income before taxes	7,338	5,806	3,731	3,496	1,204
Provision for income taxes	63	—	—	—	—

Net income	7,275	5,806	3,731	3,496	1,204

Basic and fully diluted earnings per share(1)	$0.70	$0.57	$0.36	$0.34	$0.12
Pro forma cash dividends declared per common share(1)	$0.76	$0.36	$0.66	$0.34	$0.03
Weighted average common shares outstanding(1)	10,428	10,247	10,247	10,247	10,247
Weighted average fully diluted shares outstanding(1)	10,431	10,247	10,247	10,247	10,247

(1)	For the period prior to the IPO, the 10,247,115 shares of common and Class B shares of the Company issued to the former owners of the pre-restructuring entities and Twin Bridges are assumed to be outstanding for all period presented.

	As of December 31,
Selected Consolidated and Combined Balance				Unaudited	Unaudited
Sheet Information	2005	2004	2003	2002	2001
	(In thousands except for per share data)

Assets
Cash and cash equivalents	$67,923	$1,584	$767	$4,644	$2,342
Cash and cash equivalents, restricted	885	4,391	1,000	—	—
Investments	8,185	—	—	—	—
Premiums receivable	2,649	3,758	2,140	—	—
Accounts receivable	2,067	41	90	705	388
Deferred policy acquisition costs	442	1,413	824	—	—
Property and equipment, net	971	913	792	796	209
Loans receivable	412	432	173	73	—
Deferred income taxes	5	—	—	—	—
Prepaid expenses and other assets	377	192	96	586	63

Total assets	$83,916	$12,724	$5,882	$6,804	$3,002

Liabilities and shareholders’ and members equity (deficit)
Reserves for losses and loss adjustment expenses	$6,280	$2,696	$168	$—	$—
Unearned reinsurance premiums	1,494	4,780	2,785	—	—
Unearned management fees	388	671	614	1,789	341
Unearned commission income	931	2,334	2,247	2,163	1,145
Borrowings under credit facilities	82	158	285	1,104	169
Fees payable to general agents and brokers	586	565	578	537	375
Accrued IPO costs	2,411	—	—	—	—
Other accrued expenses	2,814	632	369	317	75

Total liabilities	14,986	11,836	7,046	5,910	2,105

Members’ deficit in pre-restructuring LLCs	—	(947)	(2,113)	894	897
Common stock and paid-in capital of Twin Bridges	—	1,000	1,000	—	—
Common stock, $0.01 par value per share, 50,000,000,000 shares authorized, 15,457,115 common shares issued and outstanding	155	—	—	—	—
Class B shares, 790,000 shares issued and outstanding	8	—	—	—	—
Additional paid-in capital	67,209	—	—	—	—
Retained earnings(deficit)	2,717	835	(51)	—	—
Unearned compensation, restricted stock	(1,152)	—	—	—	—
Accumulated other comprehensive loss	(6)	—	—	—	—

Total shareholders’ and members’ equity (deficit)	68,930	888	(1,164)	894	897

Total liabilities and shareholders’ and members’ equity	$83,916	$12,724	$5,882	$6,804	$3,002

Columns may not total due to rounding.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included in Item 8 of this Form 10-K. We caution you that our results of operation for prior periods are not indicative of the actual results that may be achieved in future periods. In addition, some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. Many factors may cause our actual results to differ materially from those anticipated or implied by these forward-looking statements including, but not limited to, those discussed in “Risk Factors.” You should read the information under “Risk Factors” as presented in Item 1A for information about material risks and uncertainties that affect us, our business and our common shares and “Cautionary Note Regarding Forward-Looking Statements” which precedes Item in this Form 10-K.

Overview

Our Business and Reportable Segments

We are a leading provider of fee-based management and other services for workers’ compensation self-insured groups in New York and California. We also provide reinsurance of a portion of the excess workers’ compensation coverage for these groups, subject to certain limits, through our subsidiary Twin Bridges. We have three reportable segments: fee-based management services, reinsurance and corporate and other.

•	Fee-based Management Services. We provide fee-based management services for workers’ compensation self-insured groups in New York and California. We began conducting our business of providing management and other services to self-insured workers’ compensation groups in New York through CRM in 1999 and expanded this business to California through CRM CA in October 2003. We form the groups and provide them with a broad range of services, including general management, underwriting, risk assessment, medical bill review and case management, general recordkeeping and regulatory compliance. We also provide safety and loss control services to group members to help reduce workers’ compensation risks and expenses. In New York, we provide claims management services. In addition, we act as a broker and place excess insurance coverage and any required surety bonds for the groups. Each group we manage is composed of participants from the same industry, all of which are located in a single state. We currently manage 14 self-insured groups in 12 industries, with eight groups in New York and six in California. Investment management services are provided for our larger groups by one or more independent investment management firms. Our fee-based management services accounted for approximately 81% of our total revenues and approximately 76% of our income before taxes for the year ended December 31, 2005 and approximately 84% of our total revenues and approximately 85% of our income before taxes for the year ended December 31, 2004.

•	Reinsurance. The groups we manage purchase excess workers’ compensation coverage from U.S. admitted insurers to cover claims that exceed a minimum level established by state law or regulation or by administrative determination. We began reinsuring a portion of this coverage through our subsidiary Twin Bridges in December 2003. We write our reinsurance on a quota share basis also known as proportional or pro rata. Under quota share reinsurance, we share the premiums as well as the losses and expenses in an agreed proportion with the U.S. admitted insurer, subject to certain limits. Our reinsurance segment accounted for approximately 19% of our total revenues and approximately 28% of our income before taxes for the year ended December 31, 2005 and approximately 16% of our total revenues and approximately 15% of our net income for the year ended December 31, 2004.

•	Corporate and Other. The Company’s corporate and other obligations constitute a reportable segment and includes investment income, general expenses and assets that relate to general corporate activities and not to one of the Company’s two principal business operations.

The determination of these three segments was based on our methodology for monitoring the performance of our group management business and reinsurance business. We evaluate each segment based on management fees and commission income or reinsurance premiums earned, as applicable, including items of revenue and expense that are associated with, and directly related to, each segment.

Our Restructuring

CRM Holdings Ltd., a Bermuda exempted holding company incorporated in September 2005, acquired CRM, CRM CA, Eimar and Twin Bridges, as described in “Business — Organization,” through a share exchange which occurred immediately prior to the closing of our initial public offering.

Prior to the consummation of the restructuring, certain individuals, including members of our management team, namely Daniel G. Hickey, Jr., Martin D. Rakoff and Louis J. Viglotti were the beneficial owners of CRM, CRM CA, Eimar and Twin Bridges. We sometimes refer to these individuals as the “former owners.”

Immediately prior to the closing of the initial public offering, the former owners contributed all of their interests in CRM and Eimar to CRM USA Holdings, which is our wholly owned subsidiary and holds all of the outstanding interests in our U.S. subsidiaries. In exchange, the former owners received shares issued by CRM USA Holdings. The former owners then contributed their CRM USA Holdings shares to us in exchange for 6,372,425 of our common shares. CRM then distributed its interests in CRM CA to CRM USA Holdings. CRM, CRM CA and Eimar elected to be taxed as corporations. In addition, immediately prior to the closing of this offering, the former owners contributed all of their shares in Twin Bridges to us in exchange for 3,874,690 of our common shares. We refer to these transactions as the “restructuring.” The former owners ultimately received a total of 10,247,115 of our common shares in exchange for and in the same proportion as, their interests in CRM (including its subsidiary, CRM CA), Eimar and Twin Bridges.

For the year ended December 31, 2005, CRM and Eimar distributed to its former owners an aggregate of $7,943,103 in respect of the previously undistributed tax basis profits of CRM, Eimar and Twin Bridges from their inception through October 31, 2005. These amounts were paid from the working capital of CRM and Eimar. We refer to these distributions in this Form 10-K as the “Distributions.” We also indemnified the former owners for an amount intended to approximate the amount of U.S. federal income taxes, if any, that would be payable by them with respect to the combined net income, if any, for U.S. federal income tax purposes of CRM, Eimar and Twin Bridges for the period from November 1, 2005 through the consummation of the restructuring, computed, with respect to CRM and Eimar, on a cash basis as if such period were a taxable period. We believe that any such indemnification will not exceed $92,000, an amount which has been recorded in the financial statements for the year ended December 31, 2005 as a charge to current operations.

Our Consolidated Financial Information

Our consolidated financial statements include the results of CRM Holdings, Ltd., and our subsidiaries CRM USA Holdings, Inc. CRM, CRM CA, Eimar and Twin Bridges.

For the periods prior to the restructuring and IPO, the accompanying financial statements include the combined financial statements of the pre-restructuring LLCs and Twin Bridges. The combined financial statements for the periods prior to the restructuring are referred to as “consolidated” in these financial statements.

For periods including and subsequent to the restructuring and IPO, the accompanying financial statements include, on a consolidated basis, the accounts of CRM Holdings, Ltd. and subsidiaries.

Revenue

Our revenues consist primarily of the following:

Fee-based Management Services Revenue.  In New York, the fees we receive from all but one of our groups are based on a percentage of the manual workers’ compensation rates set by the New York State Workers’ Compensation Board that are attributable to the members of the groups we manage, and our fees include claims management services. With respect to our groups in California and one of our groups in New York, our fees are based on a percentage of the premiums paid to the groups we manage by their members. Our groups in California pay the fees for claims management services directly to a third party administrator. In addition, our fees for medical bill review and case management services are based on the specific services rendered. We also receive commission income from: (1) U.S. admitted insurers for placing the excess coverage which the groups are required to obtain and (2) insurers for placing the required surety bonds for the groups we manage.

A significant amount of our existing business is dependent on a relatively small number of our managed groups. The Healthcare Insurance Trust of New York, or HITNY, provided approximately 27% and 38% of our revenues from fee-based management services for the years ended December 31, 2005 and 2004, respectively. Three other groups, Elite Contractors Trust of New York, Contractors Access Program of California and Transportation Industry Workers’ Compensation Trust of New York, provided approximately 20%, 13% and 11%, respectively, of our revenues from fee-based management services for the year ended December 31, 2005. Two groups, Elite Contractors Trust of New York and Transportation Industry Workers’ Compensation Trust of New York, provided approximately 22% and 14%, respectively, of our revenues from fee-based management services for the year ended December 31, 2004.

U.S. admitted insurers other than NY Marine & General pay commissions to CRM and CRM CA for any coverage placed with such U.S. admitted insurers equal to 10% of gross premiums. The coverage placed with these U.S. admitted insurers is generally for “catastrophic coverage” for losses and loss adjustment expenses which exceed the per occurrence limits of the coverage currently provided by NY Marine & General. Currently, NY Marine & General pays commissions to CRM and CRM CA for any excess coverage placed with NY Marine & General equal to 20% of gross premiums. Commission income for the placement of excess coverage represented placements with 7 U.S. admitted insurers for each of the years ended December 31, 2004, 2003 and 2002. Commission income from NY Marine & General represented 55%, 50% and 4% of such revenues for the years ended December 31, 2005, 2004 and 2003, respectively.

In December, 2005, we executed a term sheet with NY Marine & General with respect to our reinsurance of the excess coverage which NY Marine & General provides to our groups. In connection with the term sheet, we have agreed to lower the commission paid to CRM and CRM CA for any excess coverage placed with NY Marine & General from 20% of gross premiums under our current agreement to 15%. Under the terms of the term sheet, NY Marine & General will offer coverage to our groups for all losses and loss adjustment expenses in excess of the $500,000 per occurrence liability typically retained by the groups upon the renewal of their excess coverage policies, eliminating the need for our groups to purchase catastrophic coverage from other U.S. admitted insurers. Consequently, we believe that, although we have agreed to lower the percentage of gross premiums payable by NY Marine & General to CRM and CRM CA as commissions, our commission income will increase to the extent our groups elect to obtain all of their excess coverage from NY Marine & General. No business was transacted under the new term sheet with New York Marine & General until January 1, 2006.

Reinsurance Premiums.  We reinsure a portion of the excess coverage obtained by the self-insured groups that we manage. NY Marine & General provides the excess coverage for 13 of our 14 groups. Under the reinsurance agreement that expired on November 30, 2005, we reinsured 50% of the risks NY Marine & General underwrote and received 50% of the premiums, which we refer to as our assumed premium, paid to NY Marine and General by these groups. We allowed a ceding commission of 28% of our assumed premium to cover acquisition, general and administrative expenses, a further 2% for stop-loss coverage and 1% to cover the U.S. federal excise tax, or a total of 31% of our assumed premium. The stop loss coverage limits our losses under our reinsurance agreement to 181.16% of our assumed premium, net of the ceding commission and the cost of the stop-loss coverage and the U.S. federal excise tax. Our net reinsurance premiums are comprised of our assumed premium, net of the 2% fee for the stop-loss coverage. The ceding commission of 28% of our assumed premium, and the 1% cost to cover the U.S. federal excise tax, are recorded as part of policy acquisition costs. NY Marine & General in turn pays a commission equal to 20% of gross premiums to CRM and CRM CA for any excess coverage placed with NY Marine & General by CRM or CRM CA.

Pursuant to the executed term sheet for all policies written subsequent to November 30, 2005, we will reinsure 70% of the excess coverage provided to our groups by NY Marine & General in exchange for 70% of the premiums paid to NY Marine & General by our groups. We will allow NY Marine & General a ceding commission which we estimate will be 23.5% of our new assumed premiums to cover its acquisition, general and administrative expenses and additional amounts to cover U.S. federal excise tax and certain other costs which we estimate will be 2.45% of our new assumed premiums. NY Marine & General will in turn pay a commission equal to 15% of gross premiums to CRM and CRM CA for any excess coverage placed with NY Marine & General by CRM or CRM CA. We will also share in the cost of any reinsurance purchased by NY Marine & General from other carriers with respect to such coverage. No business was transacted under the new term sheet with NY Marine & General until January 1, 2006.

To the extent that the aggregate loss ratio of the excess coverage of our groups by NY Marine & General exceeds 70%, we will be required to cover all losses and loss adjustment expenses of such groups in excess of the $500,000 per occurrence liability that they typically retain, net of losses and loss adjustment expenses covered by other reinsurers and certain other adjustments, that are in excess of 70% of the aggregate gross premiums received by NY Marine  & General from our groups, net of premiums paid to other reinsurers. In such an event, we will not be entitled to an increased portion of the premiums paid to NY Marine & General by such group. However, in the event that the aggregate loss ratio of the excess coverage of our groups by NY Marine & General is equal to or exceeds 90%, we will only be required to cover 70% of the losses and loss adjustment expenses of such groups, net of losses and loss adjustment expenses covered by other reinsurers and certain other adjustments, that are equal to or in excess of 90% of the aggregate gross premiums received by NY Marine & General from our groups, net of premiums paid to other reinsurers. For the purposes of the term sheet, the term “loss ratio” means the ratio of (i) the annual aggregate losses and loss adjustment expenses of all of our groups that obtain excess coverage from NY Marine & General in excess of the $500,000 per occurrence liability that they typically retain, net of losses and loss adjustment expenses covered by other reinsurers and certain other adjustments to (ii) the annual aggregate gross premiums received by NY Marine & General from our groups, net of premiums paid to other reinsurers. Under the new arrangement, approximately 62% of the premiums paid for excess insurance by the groups we manage will be assumed by Twin Bridges, compared to approximately 19% under the expired agreement.

Under the term sheet, CRM Holdings will be required to guarantee Twin Bridges’ performance of its obligations under any definitive reinsurance agreement with NY Marine & General, subject to regulatory approval, if required. See “Business — Our Reinsurance Business.”

Investment Income Relating to Our Reinsurance Business.  To date, our entire investment portfolio is comprised of short-term U.S. treasury bills, cash and money market equivalents. During the first quarter of 2006, our board of directors will create a Finance and Investment Committee that will establish our investment policies, and management will implement our investment strategy with the assistance of independent investment managers. Our investment income relating to our reinsurance business will depend on the average invested assets in our investment portfolio and the yield that we earn on those invested assets. Our investment yield depends on market interest rates and the credit quality and maturity period of our invested assets. In addition, we expect to realize capital gains or losses on sales of investments as a result of changing market conditions, including changes in market interest rates and changes in the credit quality of our invested assets. See “Risk Factors — Risks Related to Our Business — A significant amount of our invested assets will be subject to changes in interest rates and market volatility which could adversely affect our financial condition and results of operations.”

Expenses

Fee-based Management Services.  The expenses of our fee-based management services segment primarily consist of fees paid to general agents and brokers for placing business with the self-insured groups that we manage, and selling, general and administrative expenses.

Reinsurance.  The expenses of our reinsurance segment primarily consist of loss and loss adjustment expenses, policy acquisition costs and professional fees.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses reflect our best estimate of ultimate losses and loss adjustment expenses that we expect to incur on each reinsurance contract written using various actuarial analyses. Consistent with Bermuda statutory requirements, we do not discount our estimates to present value. Actual losses and loss adjustment expenses will depend on actual costs to settle reinsurance claims. Our ability to accurately estimate ultimate losses and loss adjustment expenses at the time of pricing each reinsurance contract will be a critical factor in determining our profitability. See “Risk Factors — Risks Related to Our Business — If we underestimate the liabilities from the risks we assume as a reinsurer of a portion of the excess coverage of our managed groups, our financial condition and results of operations could be adversely affected.”

Fees Paid to General Agents and Brokers.  Fees paid to general agents and brokers consist primarily of commissions paid to general agents and brokers for introducing members to the self insured groups we manage.

Policy Acquisition Costs.  Policy acquisition costs consist principally of ceding commissions paid to NY Marine & General and the U.S. federal excise tax. These costs are based on a fixed percentage of the premiums written on reinsurance contracts.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of personnel expenses, professional fees and other operating costs. We anticipate that in the future, selling, general and administrative expenses will increase in relation to our growth. In addition, our regulatory and compliance costs have increased significantly since we became a publicly traded company. All non-direct operating expenses are included in our fee-based management services segment because our reinsurance segment to date has been small relative to our fee-based management services segment and our reinsurance segment has no direct employees. In the future, we intend to develop a methodology to allocate non-direct items of expenses between our segments.

Income Taxes.  Prior to the consummation of the restructuring, CRM, CRM CA and Eimar were separate, stand-alone limited liability companies beneficially owned by the former owners. The members of a limited liability company are taxed on their proportionate share of the limited liability company’s taxable income. Therefore, no provision or liability for federal and state income taxes had been included in the financial statements. Subsequent to the restructuring, CRM, CRM CA and Eimar are subject to U.S. federal and state income taxes, which will reduce our net income.

The Company and Twin Bridges have each received an undertaking from the Bermuda government exempting each company from all tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax until March 28, 2016.

Business Trends and Conditions

The workers’ compensation insurance market has historically fluctuated with periods of low premium rates and excess underwriting capacity resulting from increased competition, followed by periods of high premium rates and shortages of underwriting capacity resulting from decreased competition. These conditions, along with poor customer service and substandard loss control and claims management, have motivated businesses to self-insure against workers’ compensation claims. Large companies generally have the financial strength to meet the significant statutory requirements to self-insure, or to create their own captive insurance companies to insure these claims. Small and mid-sized companies generally lack the financial and administrative resources to do this, and in recent years have resorted to pooling their resources through the formation of self insurance groups as a means to obtain workers’ compensation insurance at acceptable rates and terms. CRM was formed in response to this relatively new market to manage self-insured groups.

California has undergone a period of rapid growth in the formation of new self-insured groups. From 1999 until 2005, average workers’ compensation rates increased by nearly 50% after taking into account significant average rate decreases during the last two years. As a result of this overall increase, approximately 26 private self-insured groups have been formed in California since 2001 when California authorized the formation of private self-insured groups. California Bill 899 was passed in April 2004 with the goal of reducing over time the medical and indemnity benefits paid to injured workers. This legislation has allowed insurers to reduce rates. Even though average rates in California have decreased significantly during the last two years, California workers’ compensation insurance rates remain substantially higher than those charged for similar risks in New York.

In contrast to the California market, self-insured groups have existed in New York since the mid-1990s and the market is substantially more mature, with approximately 64 groups in existence. New York is in the process of reevaluating its regulations relating to the formation of new groups. This has led to a temporary moratorium on the formation of new groups. This moratorium should not affect our ability to grow in New York as we believe we have formed groups in all desired industry classes that we have targeted. We believe growth in our New York business will occur as a result of increases in the number of members in our existing groups and recently approved manual rate increases. Following three years of relatively stable rates, the New York Workers’ Compensation Board passed a rate increase in July 2005 averaging five percent across all industry groups. This increase became effective in October 2005, and manual rates across the industries in which we have formed self-insured groups will increase by approximately 8% on average commencing in 2006.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Our consolidated financial statements contain certain amounts that are inherently subjective in nature and require management to make certain judgments and assumptions in the application of accounting policies used to determine those amounts reported in the consolidated financial statements. The use of different assumptions could produce materially different estimates of the reported amounts. In addition, if factors such as those described in “Risk Factors” cause actual events to differ materially from management’s assumptions used in applying the relevant accounting policy, there could be a material adverse effect on our financial condition and results of operations.

We believe that the following are the critical accounting policies used in the preparation of our combined financial statements.

Consolidation Accounting

Our historical consolidated and combined financial information and statements include the accounts of the Company, CRM USA Holdings, Inc., CRM, CRM CA, Eimar and Twin Bridges. Combined financial statements are presented for pre-restructuring results while consolidated financial statements are presented for post-restructuring results. All such financial statements are referred to as consolidated herein. Prior to the restructuring, these entities, in substance, had common ownership and common management. These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. For Twin Bridges, this presentation differs from the basis of accounting followed in reporting to insurance regulatory authorities. All significant inter-company transactions and balances have been eliminated in the consolidated financial statements.

Revenue Recognition

Fee-based Management Services.  Our fee-based management services revenues include management fees received from our groups for management and other services. In New York, the fees we receive from all but one of our groups are based on a percentage of the aggregate manual workers’ compensation rates set by the New York State Workers’ Compensation Board that are attributable to the members of the groups we manage. With respect to our groups in California and one of our groups in New York, our fees are based upon a percentage of the premiums paid to the groups we manage by their members. The portion of our fees that is equal to the related fees we pay to general agents and brokers is recorded as revenue when payable by the groups, which is the same time that fees paid to general agents and brokers are recorded. The balance of our management fees is earned ratably over the period to which such fees apply. The portion of the balance of management fees that relate to the remaining period at the balance sheet date is recorded as unearned management fee revenues. Revenue from medical bill review and case management services also is included in fee based management services revenues, and is recorded as revenue as the services are rendered.

In determining revenue recognition policy, we have been guided by the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Concepts No. 5 and SAB 101 and we rely on the fact that the management fee is contractually determined, that the fee is realizable, and that the contract term is firm. All management services are provided within each respective policy period. As a result, no reserves for further obligations are recorded. Contractually, upon the termination of a management services agreement, all obligations of the parties to each other are ended.

We also receive commission income for excess coverage and surety bonds we place for these groups. Such commission income is earned ratably over the terms of the underlying excess coverage and surety bonds. The portion of commission income that relates to the remaining term of the underlying excess coverage or surety bond at the balance sheet date is recorded as unearned commission income.

Reinsurance Revenue.  Pursuant to SFAS No. 113, Accounting and Reporting for Reinsurance of Short Duration and Long-Duration Contracts, we have evaluated our current reinsurance agreement with NY Marine & General and have determined that it is a short duration prospective contract. Accordingly, reinsurance premiums are earned ratably over the term of the excess coverage that we have reinsured through our agreement with NY Marine & General. The portion of the reinsurance premiums that relate to the remaining term of the underlying excess coverage policy that we have reinsured at the balance sheet date is recorded as unearned reinsurance premiums. These reinsurance premiums are subject to adjustment based upon modification to the premiums charged on the underlying workers’ compensation coverage. Such adjustments are included in current operations when estimable. Our net reinsurance premiums are our assumed premium, net of the 2% fee we pay for stop-loss coverage. We believe our agreement with NY Marine & General pursuant to our recently executed letter of intent with NY Marine & General or any other reinsurance arrangement that we may enter into with a U.S. admitted insurer will also be deemed to be a short duration prospective contract under SFAS 113.

The premiums paid by our groups under their excess coverage policies are subject to periodic audit by the excess coverage carrier. As membership in our groups grow, we estimate the additional premiums generated by the excess coverage policies based on premiums charged to new members of the groups, net of premiums lost due to member cancellations. We recognize both commission income and net reinsurance premiums based upon these estimates. Upon completion of the excess coverage carrier’s premium audits, we adjust our estimated commission income and net reinsurance premium on the basis of the audits.

Policy Acquisition Costs

Policy acquisition costs are comprised of ceding commissions and U.S. federal excise tax costs incurred pursuant to our reinsurance agreement with NY Marine & General. These costs are deferred and amortized as the related reinsurance premiums are earned or recorded. We consider estimated investment income in determining the recoverability of these costs.

Reserve for Losses and Loss Adjustment Expenses

The reserve for losses and loss adjustment expenses represents an estimate of the ultimate cost of all reported and unreported losses and loss adjustment expenses insured pursuant to reinsurance agreements associated with reported claims and claims IBNR which are unpaid at the balance sheet date. The liability is estimated using actuarial studies of individual case-basis validations, statistical analyses and industry data. We believe that our aggregate liability for losses and loss adjustment expenses at year-end represent our best estimate, based upon available data, of the amounts necessary to settle the ultimate cost of expected losses and loss adjustment expenses. Twin Bridges has only been in existence since December 2003, has had limited loss experience and a relatively small population of underlying risks, and therefore is exposed to an increased likelihood that actual results may not conform to our estimates. These estimates are also subject to the effects of trends in loss severity and frequency risks, fluctuations in inflation, prevailing economic, social and judicial trends, legislative changes and internal and third party claims handling procedures. There also may be a significant delay between the occurrence of the insured event and the time it is actually reported to us. Accordingly, the ultimate settlement of losses and related loss adjustment expenses may vary significantly from the estimates included in our financial statements.

Since we have very limited loss development experience, the independent external actuarial specialists that estimate our loss reserves and loss adjustment expenses, including reserves for unpaid losses as well as incurred but not reported (“IBNR”) reserves, relied heavily on expected losses. Expected losses for the excess layer were determined by the application of an industry excess loss factor to an average pure premium for each trust, which was then multiplied by the earned payroll for the applicable policy period. We believe that the assumptions by the independent external actuarial specialists represent a realistic and appropriate basis for currently estimating our reserves for losses and loss adjustment expenses.

Reserve estimates and reserving methodologies are reviewed regularly, taking into account all currently known information and updated assumptions related to unknown information. Reserves for losses and loss adjustment expenses established in prior periods are adjusted as claim experience develops and new information becomes available. Any such adjustments are included in income in the period in which they are made. Any adjustments to previously established reserves may significantly impact current period net income by reducing net income if previous period reserve estimates prove to be inadequate and are required to be increased or increasing net income if prior period reserves become overstated and are required to be reduced. We also review the estimate of losses and loss adjustment expenses provided to us by NY Marine & General.

Reconciliation of Loss and Loss Adjustment Expense Reserves.   The table below shows the reconciliation of reserves for the years ended December 31, 2005, 2004 and 2003, reflecting changes in losses incurred and paid losses for such periods.

	December 31,
	2005	2004	2003
	(Dollar amounts in thousands)

Balance at January 1	$2,696	$168	$—
Incurred related to:
Current period	3,584	2,528	168
Prior periods	—	—	—

Total incurred	3,584	2,528	168

Paid related to:
Current period	—	—	—
Prior periods	—	—	—

Total paid	—	—	—

Net increase	3,584	2,528	168

Balance at December 31	$6,280	$2,696	$168

Our claims reserving practices are intended to establish reserves that in the aggregate are adequate to pay all losses and loss adjustment expenses at their ultimate settlement value. Our reserves are not discounted.

Analysis of Reserves.  At December 31, 2005, and 2004, there are no outstanding case loss reserves. The entire amount of reserves for losses and loss adjustment expenses of $6,280 and $2,696 million, respectively, is comprised of IBNR.

While we believe that we will be able to make a reasonable estimate of our ultimate losses and loss adjustment expenses, we may not be able to predict our ultimate claims experience as reliably as other companies that have had reinsurance operations for a substantial period of time, and we cannot assure you that our actual losses and loss adjustment expenses will not differ materially from our total recorded reserves.

Loss Development.  Shown below is the loss development table for business written each year from 2003 through 2005. The first line of the table shows, for the years indicated, our net reserve liability, which is IBNR losses as originally estimated. The next section of the table shows, by year, the cumulative amounts of losses and loss adjustment expenses paid as of the end of each succeeding year. The next section of the table sets forth the re-estimates in later years of incurred losses.

The cumulative redundancy (deficiency) represents, as of December 31, 2005, the difference between the re-estimated liability and the reserves as originally estimated. A redundancy means the original estimates were higher than the original estimate, while a deficiency means that the current estimates were higher that the original estimate.

The bottom part of the table shows the impact of reinsurance reconciling the net reserves shown in the upper portion of the table to gross reserves.

	Years Ended December 31,
	2003	2004	2005
	(Dollar amounts in thousands)

Original Net Liability	$168	$2,696	$6,280
Cumulative payments as of:
One year later	0	0
Two years later	0
Net liability re-estimated as of:
One year later	168	2,696
Two years later	168
Cumulative Net Redundancy (Deficiency)	0	0	0
Net reserves	$168	$2,696	$6,280
Ceded reserves	0	0	0
Gross reserves	$168	$2,696	$6,280
Net re-estimated	$168	$2,696	$6,280
Ceded re-estimated	0	0	0
Gross re-estimated	$168	$2,696	$6,280
Cumulative Gross Redundancy (Deficiency)	$0	$0	$0

Through December 31, 2005, there have been no changes in subsequent years from prior years’ loss estimates. As actual history develops, there may be adjustments to these estimates in the future.

Loans receivable

A significant portion of our loans receivable comprise amounts due from a general agent and its principals which were advanced as a working capital loan in connection with a self-insured group managed by CRM. CRM is currently engaged in litigation with this agent as described in “Business — Legal Proceedings.” The general agent and its principals failed to make timely installment payments due under the working capital loan commencing March 15, 2005, and CRM has declared the loan in default and immediately due and payable in full and brought an action against the borrowers for collection. Although we believe that the loan receivable balance will be collectible, and accordingly, we have not established any reserves with respect to the loan receivable, we cannot predict the outcome of the litigation. If the loan receivable balance is not collected, the write-off of this receivable could have a material adverse impact on our results of operations, and will be recorded when determinable.

Investments

Currently, our investment portfolio is comprised of short-term U.S. Treasury bills, cash and money market equivalents. During the first quarter of 2006, our board of directors will create a Finance and Investment Committee that will establish our investment policies, and management will implement our investment strategy with the assistance of independent investment managers. We expect that if our investment portfolio were to include other investments, such as publicly traded fixed maturity, short-term investments and equity securities, we would classify such securities as “available-for-sale” and, accordingly, they will be recorded at estimated fair value and the difference between cost or amortized cost and fair value, net of the effect of taxes, will be included as a separate component of accumulated other comprehensive income in the combined balance sheet.

Stock-based compensation

We account for our stock-based compensation in accordance with the revised statement SFAS No. 123(R), Share-Based Payment an amendment to SFAS No. 123, Accounting for Stock-Based Compensation, which requires that the cost of share-based payment transactions be recognized in the financial statements. Accordingly, our net income is reduced by the stock compensation expense required to be recognized by SFAS No. 123(R).

Recent accounting pronouncements

In November 2005, the FASB issued FASB Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, which nullifies certain requirements of Emerging Issues Task Force (EITF) 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments and amends SFAS 115 Accounting for Certain Investments in Debt and Equity Securities and Accounting Principles Board Option (APB) 18, The Equity Method of Accounting for Investments in Common Stocks. The guidance in FSP 115-1 addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The requirements under FSP 115-1 are effective for reporting periods beginning after December 15, 2005. The Company believes that the adoption of FSP 115-1 will not have a material effect on the Company’s financial position or results of operations.

In May 2005, the FAS issued SFAS No. 154, Accounting Changes and Error Corrections, that changes the requirements for the accounting and reporting of a change in accounting principle made in fiscal years beginning after December  15, 2005. This statement applies to all voluntary changes in accounting principles. The statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be maid to the opening balance of retained earnings for that period rather than reported in the income statement. The Company does not expect the adoption of SFAS 154 to have any impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS 123(R) is a revision of SFAS 123 and supersedes APB 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires the Company to expense the fair value of employee stock options and other forms of stock-based compensation. As discussed above in Stock based Compensation and in Note 12 in the Consolidated Financial Statements, the Company currently accounts for stock-based compensation in accordance with the fair value method prescribed by SFAS 123(R).

Consolidated Results of Operations

The following is a discussion of our consolidated and combined results of operations for the three years ended December 31, 2005, 2004 and 2003.

Year Ended December 31, 2005 Compared to the Year Ended Dec, 2004

Total Revenues.  Total revenues increased 37%, or $12,247,014, to $45,067,100 for the year ended December 31, 2005 from $32,820,086 for the year ended December 31, 2004. Of this increase, 72% was attributable to growth in our fee-based management services segment, particularly in California, and 28% of this increase was attributable to the increase in our reinsurance segment. Of the revenues from our fee-based management services segment for year ended December 31, 2005, 74% and 26% were attributable to revenues from our groups in New York and in California, respectively, compared to 93% and 7%, respectively, of these revenues for the year ended December 31, 2004. Of the revenues from our reinsurance segment for the year ended December 31, 2005, 67% and 33% were attributable to our groups in New York and in California, respectively, compared to 87% and 13%, respectively, of these revenues for the year ended December 31, 2004.

Revenues from Fee-based Management Services.  Revenues from fee-based management services for the year ended December 31, 2005 increased 32%, or $8,839,381, to $36,495,107 from $27,655,726 for the comparable period in 2004. Of this increase, 62% was attributable to the growth in our self-insured groups covering the contracting industry. Of this growth in revenues 85% is attributable to our groups in California as our relatively new market presence gained momentum. Revenues from fee-based management services attributable to our groups in New York increased by 5% to $27,002,594 for the year ended December 31, 2005 from $25,662,420 for the comparable period in 2004. Revenues attributable to our New York groups were adversely affected by lower fees received from the Healthcare Industry Trust of New York, or HITNY, our largest group, as a result of a modification to our agreement with HITNY. This modification changed the basis on which HITNY’s rates are calculated to negotiated rates from New York manual premium rates. The increase to New York manual premium rates passed by the New York Workers’ Compensation Board in July 2005 are effective for new and renewal business after October 1, 2005 and should positively impact management fee revenue that we receive from most of the New York groups we manage. Over the next year, we expect moderate growth in New York and relatively more rapid growth in California. The table below provides information about our revenues from our fee-based management services segment attributable to the groups we manage in New York and California:

	Year Ended December 31,
	2005		2004
	NY	CA	NY	CA

Total revenues from fee-based management services	$27,002,594	$9,492,513	$25,662,420	$1,993,306

Revenues from Reinsurance.  Net reinsurance premiums increased 64%, or $3,252,189, to $8,362,072 for the year ended December 31, 2005 from $5,109,883 for the year ended December 31 2004. This increase was attributable to the increase in the number of the self-insured groups that we manage for which Twin Bridges reinsures a portion of the excess coverage these groups obtain. During the year ended December 31, 2005, Twin Bridges reinsured a portion of the excess coverage obtained by 13 of the 14 groups that we managed at that time. During the year ended December 31, 2004, Twin Bridges reinsured a portion of the excess coverage obtained by only 9 of the 12 groups we then managed. As reinsurance policies were renewed during the second half of 2004 and into 2005, groups that we managed which previously had obtained excess coverage from other insurers began to obtain their excess coverage from NY Marine & General. In turn, NY Marine & General ceded a portion of this coverage to Twin Bridges. Management expects that as we form new groups in California, these groups will obtain excess coverage from NY Marine & General or another U.S. admitted insurer and the insurer will cede a portion of this coverage to Twin Bridges; however, we can provide no assurance that the groups we manage will continue to obtain excess coverage from NY Marine & General or any other U.S. admitted insurer or that Twin Bridges will continue to have the opportunity to reinsure a portion of this coverage. See “Risk Factors — Risks Related to Our Business — We depend on our reinsurance business for a substantial portion of our revenues and profits and we could be adversely affected if we are not able to maintain or increase this business” and “Risk Factors — Risks Related to Our Business — We presently depend on our relationship with a single provider of excess workers’ compensation coverage for all of our reinsurance business and the termination of this relationship could adversely affect us.” Geographically, 64% of the growth in net reinsurance premiums in 2005 was attributable to the groups we manage in California. Over the next year, we expect rapid growth in our reinsurance business in California. The table below provides information about our revenues from our reinsurance segment attributable to the groups we manage in New York and California:

	Year Ended December 31,
	2005		2004
	NY	CA	NY	CA

Total net reinsurance premiums	$5,617,799	$2,744,273	$4,458,183	$651,700

Investment Income.  Investment income for the year ended December 31, 2005 increased to $209,921 from $54,477 for the year ended December 31, 2004. This increase was due to an increased level of investments held by our reinsurance segment.

Total Expenses.  Total expenses increased 40%, or $10,715,455, to $37,729,711 for the year ended December 31, 2005 from $27,014,256 for the year ended December 31, 2004. Of the total expenses for the year ended December 31, 2005, $30,966,441, or 82%, was attributable to our fee-based management services segment, $6,452,381, or 17% was attributable to our reinsurance segment and $310,889 or 1% was attributable to our corporate and other segment.

Losses and loss adjustment expenses.  Losses and loss adjustment expenses increased 42%, or $1,055,661, to $3,583,744 for the year ended December 31, 2005 from $2,528,083 for the year ended December 31, 2004. This increase was much less than the 64% increase in net reinsurance premiums during the same period because of the refinement of estimated loss reserves. For the years ended December 31, 2005 and 2004, we estimated losses and loss adjustment expenses to be 43% and 49% of net reinsurance premiums. These loss reserve estimates are reviewed regularly pursuant to an actuarial analysis and are adjusted as experience develops or new information becomes known; such adjustments are included in income in the period in which they are made. No reserve development was recorded in 2005 or 2004.

Fees paid to general agents and brokers.  Fees paid to general agents and brokers increased 21%, or $1,982,678, to $11,490,224 for the year ended December 31, 2005 from $9,507,546 for the year ended December 31, 2004. Of this increase, 91% or $1,804,482 is attributable to the growth of our California groups and 9%, or $178,196 is attributable to our groups in New York.

Policy Acquisition Costs.  Policy acquisition costs increased 64%, or $961,721, to $2,472,786 for the year ended December 31, 2005 from $1,511,065 for the year ended December 31, 2004. These costs are a fixed percentage (approximately 29%) of our assumed reinsurance premiums and grew in proportion to the 64% increase in net reinsurance premiums discussed above.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 49% or $6,635,426 for the year ended December 31, 2005 to $20,076,235 from $13,440,809 for the year ended December 31, 2004. $3,105,460, or 47%, of this increase is attributable to increased payrolls and related employee expenses for our fee-based management services segment. The total number of employees in our fee-based management services segment increased from 133 as of December 31, 2004 to 165 as of December 31, 2005. During this period, we added 16 employees in New York for CRM, 10 employees in California for CRM CA and 8 employees in New York for Eimar. We will need to add additional employees to complete our anticipated staffing needs to operate as a public company. As a public company, we expect to incur significant additional costs for directors’ fees, legal and accounting fees and other professional services. In addition, as our fee-based management services business continues to grow, we will need to hire additional staff. Approximately $2,974,443, or 45%, of the increase in selling, general and administrative expenses for the year ended December 31, 2005 is attributable to increases in other components of selling, general and administrative expenses, including professional fees, advertising and marketing expenses, claims review expenses, office administration, dues and fees, and occupancy costs. These expenses rose significantly as we expanded in California. The majority of our non-direct operating expenses are included in our fee-based management services segment because our reinsurance segment to date has been small relative to our fee-based management services segment. Office and administrative expenses of our reinsurance segment amounted to $395,851 for the year ended December 31, 2205, compared to $206,238 for the year ended December 31, 2004. We contract with Quest Management Services Limited, an independent management firm based in Bermuda, to perform general and administrative functions for Twin Bridges.

Provision for Income Taxes.  Provision for income taxes of $62,800 for the year ended December 31, 2005 represented the income tax on taxable income of CRM, CRM CA and Eimar only for the period from December 27, 2005 to December 31, 2005. Both the Company and Twin Bridges are domiciled in Bermuda and are not subject to U.S. taxation. Prior to this period, these companies were organized as limited liability companies where the former owners were taxed individually on their proportionate share of the separate stand alone LLCs’ taxable income.

Net Income.  Net income increased 25%, or $1,468,759 to $7,274,589 for the year ended December 31, 2005 from $5,805,830 for the year ended December 31, 2004. Net income as a percentage of revenues was 16% for the year ended December 31, 2005 compared to 18% for the year ended December 31, 2004.

Income before taxes from Fee-based Management Services.  Income before taxes from our fee-based management services segment for the year ended December 31, 2005 increased 13%, or $640,653 to $5,560,316, or 15% of our fee-based management services revenues for the year then ended, from $4,919,663, or 18% of our fee-based management services revenues, for the year ended December 31, 2004.

Income before taxes from Reinsurance.  Income before taxes from our reinsurance segment for the year ended December 31, 2005 increased 134%, or $1,189,099, to $2,075,266, or 24% of our reinsurance segment revenues for the year then ended, from $886,167, or 17% of our reinsurance segment revenues, for the year ended December 31, 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Total Revenues.  Total revenues increased 56%, or $11,730,002, to $32,820,086 for the year ended December 31, 2004 from $21,090,084 for the year ended December 31, 2003. Of this increase, 58% was attributable to growth in our fee-based management services segment, particularly in California, and 42% of this increase was attributable to the increase in our reinsurance segment. Of the revenues from our fee-based management services segment for the year ended December 31, 2004, 93% and 7% were attributable to revenues in New York and in California, respectively, compared to nearly 100% and less than 1%, respectively, of these revenues for the year ended December 31, 2003. Of the revenues from our reinsurance segment for the year ended December 31, 2004, 87% and 13% were attributable to our groups in New York and in California, respectively, compared to 100% and 0%, respectively, of these revenues for the year ended December 31, 2003.

Revenues from Fee-based Management Services.  Revenues from fee-based management services for the year ended December 31, 2004 increased 33%, or $6,834,598, to $27,655,726 from $20,821,128 for the year ended December 31, 2003. Approximately 64% of this growth was attributable to our self-insured groups in the following industries: healthcare, contracting, transportation and auto dealerships. Geographically, revenues from groups in New York grew 24%, or $4,914,988, to $25,662,420 for the year ended December 31, 2004 from $20,747,432 for the year ended December 31, 2003, while revenues from groups in California grew by $1,919,611 to $1,993,307 for the year ended December 31, 2004 from $73,696 for the year ended December 31, 2003 primarily because we formed three new groups in California. California commenced operations in October 2003 and recorded only minimal revenues for that year.

The table below provides information about our revenues from fee-based management services to each of the groups we manage in New York and California:

	Years Ended December 31,
	2004		2003
	NY	CA	NY	CA

Total revenues from fee-based management services	$25,662,420	$1,993,306	$20,747,432	$73,696

Revenues from Reinsurance.  Our reinsurance segment commenced operations in December 2003 and we had recorded minimal revenue for that year. Net reinsurance premiums increased to $5,109,883 for the year ended December 31, 2004 from $253,167 for the year ended December 31, 2003. As reinsurance policies were renewed during December 2003 and into 2004, five of the New York groups that we manage which previously had obtained excess coverage from other insurers began to obtain their excess coverage from NY Marine & General. We also formed two groups in California which purchased their excess coverage from NY Marine & General. In turn, Twin Bridges reinsured a 50% portion of these excess coverages. The table below provides information about our net reinsurance premiums attributable to the groups we manage in New York and California:

	Years Ended December 31,
	2004		2003
	NY	CA	NY	CA

Total net reinsurance premiums	$4,458,183	$651,700	$253,167	—

Investment Income.  Investment income increased to $54,477 for the year ended December 31, 2004 from $15,789 for the year ended December 31, 2003 as a result of an increased level of investments held by our reinsurance segment.

Total Expenses.  Total expenses increased 56%, or $9,655,238, to $27,014,256 for the year ended December 31, 2004 from $17,359,018 for the year ended December 31, 2003. Of the total expenses for the year ended

December 31, 2004, 84%, or $22,768,870, was attributable to our fee-based management services segment and 16%, or $4,245,386, was attributable to our reinsurance segment.

Losses and loss adjustment expenses.  Losses and loss adjustment expenses increased to $2,528,083 for the year ended December 31, 2004 from $167,917 for the comparable period in 2003 and grew as our reinsurance segment grew. Management estimated losses and loss adjustment expenses for the year ended December 31, 2004 to be 49% of net reinsurance premiums.

Fees paid to general agents and brokers.  Fees paid to general agents and brokers increased 21%, or $1,677,861, to $9,507,546 for the year ended December 31, 2004 from $7,829,685 for the year ended December 31, 2003. The increase was attributable to our managed groups in New York and was consistent with the 24% increase in fee-based management services revenues from these groups.

Policy Acquisition Costs.  Policy acquisition costs increased to $1,511,065 for the year ended December 31, 2004 from $74,865 for the comparable period in 2003. These costs are a fixed percentage (approximately 29%) of our assumed reinsurance premiums and grew in proportion to the increase in net reinsurance premiums discussed above.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 45%, or $4,200,247, to $13,440,809 for the year ended December 31, 2004 from $9,240,562 for the year ended December 31, 2003. Approximately $2,266,131, or 54%, of this increase was attributable to increased payrolls and related employee expenses for our fee-based management services segment. The total number of employees in our fee-based management services segment increased from 80 at January 1, 2003 to 110 at January 1, 2004 and to 133 at December 31, 2004. During 2004, we added 9 employees in New York for CRM, 4 employees in California for CRM CA and 10 employees in New York for Eimar. Approximately $1,934,116, or 46%, of the increase in selling, general and administrative expenses for the year ended December 31, 2004 is attributable to increases in other components of selling, general and administrative expenses, predominately advertising, marketing, claims review expenses and occupancy costs. During 2004 we began implementing a new marketing campaign. Also, claims review expenses relating to our medical bill review and case management services grew significantly as the corresponding fee-based revenues from these services grew. Occupancy costs grew as we opened offices in California and leased additional space in New York. All non-direct operating expenses are included in our fee-based management services segment because our reinsurance segment to date has been small relative to our fee-based services segment and our reinsurance segment has no direct employees. Direct selling, general and administrative expenses of our reinsurance segment amounted to $206,238 for the year ended December 31, 2004 compared with $61,749 for the year ended December 31, 2003. We contract with Quest Management Services Limited, an independent management firm based in Bermuda, to perform general and administrative functions for Twin Bridges.

Provision for Income Taxes.  Our provision for income taxes for the years ended 2004 and 2003 were both zero. Prior to the restructuring, the pre-restructuring LLCs were organized as limited liability companies where the members were taxed on their proportionate share of the LLCs’ taxable income. Both the Company and Twin Bridges are domiciled in Bermuda and are not subject to U.S. taxation.

Net Income.  Net income increased 56%, or $2,074,764, to $5,805,830 for the year ended December 31, 2004 from $3,731,066 in the year ended December 31, 2003. Net income was 18% of total revenues in both periods.

Income before taxes from Fee-based Management Services.  Income before taxes from our fee-based management services segment for the year ended December 31, 2004 increased 30%, or $1,137,321, to $4,919,663, or 18% of our fee-based management services revenues for that year, from $3,782,342, or 18% of our fee-based management services revenues, for the year ended December 31, 2003.

Income before taxes from Reinsurance.  Income before taxes from our reinsurance segment for the year ended December 31, 2004 increased to $886,167, or 17% of our reinsurance segment revenues for the year then ended, from a net loss of $51,276, or (20%) of our reinsurance segment revenues, for the year ended December 31, 2003. Our reinsurance business commenced in December, 2003.

Liquidity and Capital Resources

We are organized as a Bermuda exempted holding company, and as such, have no direct operations. Our assets consist of investments in our subsidiaries through which we conduct substantially all of our management and other services for the self-insured groups that we manage and our reinsurance operations. We have subsidiary operations in Bermuda and the United States. Funds to meet any obligations we may have will come primarily from dividends, interest and other statutorily permissible payments from our subsidiaries. The ability of our subsidiaries to make these payments will be limited by the applicable laws and regulations of the domiciles in which the subsidiaries operate. In addition, we are subject to a U.S. federal withholding tax of 30% on any dividends paid to us from our U.S. subsidiaries. Accordingly, we do not expect to receive dividends from our U.S. subsidiaries for the foreseeable future. In addition, Bermuda law and regulations will restrict the payment of dividends from retained earnings, or distributions out of contributed surplus, by Twin Bridges unless certain regulatory requirements are met. Pursuant to our recently executed term sheet with NY Marine & General, Twin Bridges will be restricted from distributing more than ten percent of its retained earnings by way of dividends, inter-company transfers or related party loans since the date of its last audited financial statements. See “Risk Factors — Our holding company structure and certain regulatory, tax and other constraints affect our ability to pay dividends, make other payments and redeploy capital among our subsidiaries.”

Cash Flows

Net cash provided by operating activities amounted to $11,624,938 for the year ended December 31, 2005, compared to $5,267,153 for the year ended December 31, 2004. For the year ended December 31, 2005, major components of cash provided by operating activities were net income of $7,274,589, the decreases in restricted cash and cash equivalents of $3,506,011 and premiums receivable of $1,109,684, and the increases in reserves for losses and loss adjustment expenses of $3,583,744, and other accrued expenses of $2,181,704 offset by the increases in accounts receivable of $2,025,727, and decreases in unearned reinsurance premiums of $3,286,039 and unearned commission income of $1,402,609.

Net cash provided by operating activities was $5,267,153 for the year ended December 31, 2004 and $3,006,623 for the year ended December 31, 2003. Major components of cash provided by operating activities for the year ended December 31, 2004 were net income of $5,805,830, the increase in unearned reinsurance premiums of $1,995,116 and the increase in reserves for losses and loss adjustment expenses of $2,528,083 offset by the increase of $3,390,738 in restricted cash and cash equivalents. Major components of cash provided by operating activities for the year ended December 31, 2003 were net income of $3,731,066 and the increase in reserves for losses and loss adjustment expenses of $167,917 offset by the increase of $1,000,000 in restricted cash and cash equivalents.

Net cash used in investing activities amounted to $8,382,051 for the year ended December 31, 2005 as compared to $569,177 for the year ended December 31, 2004 and $275,109 for the year ended December 31, 2003. For the year ended December 31, 2005, investing activities were primarily purchases of fixed maturity securities of $10,610,522, somewhat offset by sales and maturities of fixed maturity securities of $2,493,749. For the year ended December 31, 2004, capital expenditures totaled $310,238 and net advances of loans receivable totaled $258,939. In 2003, capital expenditures totaled $175,442 and net advances of loans receivable totaled $99,667.

Net cash provided by financing activities for the year ended December 31, 2005 totaled $63,095,832 as compared to net cash used by financing activities of $3,880,590 for the year ended December 31, 2004 and $6,608,892 for the year ended December 31, 2003. Major components of cash provided by financing activities for the year ended December 31, 2005 were net proceeds from issuance of common stock of $68,703,769 offset by distributions to the members of the pre-restructuring LLCs of $7,943,103. Major components of cash used in financing activities for the year ended December 31, 2004 were distributions to the members of pre-restructuring LLCs of $3,753,866 and reductions of net borrowings under credit facilities of $126,724. In 2003, Twin Bridges was capitalized with proceeds of capital stock of $120,000 and additional paid-in capital of $880,000. This additional paid-in capital was offset by repayment of net borrowings under credit facilities of $819,786 and distributions to the members of pre-restructuring LLCs of $6,789,106.

Liquidity and Capital Requirements

Our principal cash requirements are expected to be the expenses to develop and implement our business strategy, as well as capital expenditures, losses and loss adjustment expenses, fees paid to general agents and brokers, the servicing of future borrowing arrangements, taxes and other operating expenses. In addition, we will be required to increase the amount of security we provide to NY Marine & General as we increase the amount of excess coverage we reinsure. This security may be in the form of letters of credit or a pledge of cash and investments. The potential for a large claim under one of our reinsurance contracts means that we may need to make substantial and unpredictable payments within relatively short periods of time. While our board of directors currently does not intend to declare dividends or make any other distributions to the shareholders of CRM Holdings, our cash requirements will also include the payment of any future dividends to our shareholders if and when our board of directors determines to change our dividend policy.

We have an option to purchase a building, which is currently under construction, with parking space and office space on approximately three acres in Poughkeepsie, New York. The option is exercisable 120 days prior to the anticipated occupancy of the building under our lease. The term of the lease will commence March 1, 2007 or such later date on which the construction is substantially complete and the building is available for occupancy. The option price is approximately $3,500,000 plus all documented out-of-pocket construction costs after May 1, 2005. If we fail to exercise this initial option, we have an additional option to purchase the building during the first two years of our lease for the fair market value of the property, which will not be less than $3,500,000 plus the costs incurred by the landlord in developing and constructing the building. If we do exercise the option, we intend to finance the acquisition of the property with proceeds from a commercial mortgage.

Other than the possible exercise of the option to purchase the property in Poughkeepsie, capital expenditures for the next 12 months are expected to be approximately $400,000 for furniture, equipment and technology systems.

Sources of Cash

We expect our future sources of funds will consist of fees and commissions earned from our fee-based management services business, premiums written in connection with our reinsurance business, investment income and proceeds from sales and redemptions of investment assets. CRM has entered into a revolving credit facility with KeyBank under which CRM is entitled to borrow up to $5,000,000 until June 30, 2006. Borrowings under the facility may be used for general business purposes. Loans under the facility, which expires on June 30, 2006, are due on demand. Interest on the loans outstanding under the facility is payable monthly at a rate per annum equal to KeyBank’s prime rate from time to time. All of CRM’s obligations under the facility are secured by a lien on substantially all of CRM’s assets and is guaranteed by CRM CA, Eimar and Compensation Risk Managers Agency Captive, LLC, or Agency Captive, a licensed insurance broker that is owned by the former owners. The facility limits CRM’s ability to purchase or sell assets otherwise than in the ordinary course of business, prohibits CRM from permitting any liens on its assets, subject to customary exceptions, prohibits CRM from incurring debt for borrowed money, including leases, except for trade debt incurred in the normal course of business and indebtedness or leases for term loans, leases, vehicles or equipment of up to $400,000, limits mergers and consolidations of CRM  and prohibits investments and loans by CRM. The facility also requires CRM to maintain a minimum level of members’ equity, which requirement was waived at December 31, 2005. As of December 31, 2005 there is no balance outstanding under the credit facility.

We believe that our cash from operations and, if needed, borrowings under our credit facility will be sufficient to meet our working capital and other operating requirements over the next 12 months.

Adequacy of Capital

While insurance regulations differ by location, each jurisdiction requires that minimum levels of capital be maintained in order to write new insurance business. Factors that affect capital requirements generally include premium volume, the extent and nature of loss and loss expense reserves, the type and form of insurance and reinsurance business underwritten and the availability of reinsurance protection on terms that are acceptable to us.

We used $47,000,000 of our net proceeds from the initial public offering to provide additional surplus to Twin Bridges.

In Bermuda and the United States, insurers and reinsurers are required to maintain certain minimum levels of capital and risk-based capital, the calculation of which includes numerous factors specified by the respective insurance regulatory authorities and the related insurance regulations.

We may need to raise additional funds to expand our business and manage our growth. The amount and timing of these capital requirements will depend on many factors. At this time, we are not able to quantify the amount of additional capital we will require in the future or predict the timing of our future capital needs. If we cannot maintain or obtain adequate capital to manage our business strategy and expected growth targets, our business, results of operations and financial condition may be adversely affected.

Posting of Security by Twin Bridges

Under a current agreement with NY Marine & General, Twin Bridges is required to post security, for any unpaid liabilities under the contract. Twin Bridges has entered into a letter of credit loan facility (the “Unsecured Letter of Credit Facility”) with KeyBank under which Twin Bridges is entitled to draw letters of credit. As of December 31, 2005 and 2004, the unsecured letter of credit facility allowed for up to $6,500,000 and $3,000,000, respectively. Twin Bridges pays a fee of 1.5% of the principal amount of each letter of credit drawn. The Unsecured Letter of Credit Facility terminates on June 30, 2006. The loan agreement contains covenants similar to the covenants in CRM’s revolving credit facility with KeyBank described elsewhere in this Form 10-K. The borrowings outstanding under it have been guaranteed by CRM, CRM CA, Eimar and Agency Captive.

In addition, Twin Bridges entered into a second letter of credit loan facility (the “Secured Letter of Credit Facility”) with KeyBank under which Twin Bridges is entitled to draw letters of credit in the principal amount of up to $7,500,000, for which Twin Bridges pays a fee of 0.75% of the principal amount of each letter of credit drawn. Any letter of credit issued under the Secured Letter of Credit Facility is secured by investments, cash and cash equivalents held in a carrying value in equal amount. The Secured Letter of Credit Facility will expire on June 30, 2006. Twin Bridges also has informal arrangements with KeyBank and Smith Barney Citigroup pursuant to which Twin Bridges may obtain cash collaterized letters of credit.

At December 31, 2005 and 2004, letters of credit in the principal amount of $5,549,688 and $1,752,609, respectively, were outstanding under the Unsecured Letter of Credit Facility and letters of credit in the amount of $9,070,094 and $4,390,738, respectively, were outstanding under the Secured Letter of Credit Facility and an informal arrangement with Smith Barney Citigroup. Until October 2005, the Unsecured Letter of Credit Facility and the Secured Letter of Credit Facility were guaranteed personally by the former owners. Under our new agreement with NY Marine and General, we will be required to increase the amount of security we provide to as we increase the amount of excess coverage we reinsure. In addition, we believe that any reinsurance arrangement we may enter into with other U.S. admitted insurers will likely also contain similar security requirements.

Contractual Obligations

The following table summarizes information about our contractual obligations as of December 31, 2004.

Payment Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual Obligations
Long-Term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	$15,864,000	$436,000	$1,830,000	$1,848,000	$11,750,000
Purchase Obligations	—	—	—	—	—

Other Long-Term Liabilities Reflected on our Balance Sheet under GAAP	—	—	—	—	—

Total	$15,864,000	$436,000	$1,830,000	$1,840,000	$11,750,000

Off-Balance Sheet Transactions

We have no off-balance sheet arrangements or transactions with unconsolidated, special purpose entities.

ITEM 7A —	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk can be described as the risk of change in fair value of a financial instrument due to changes in interest rates, creditworthiness, foreign exchange rates or other factors. We will seek to mitigate that risk by a number of actions, as described below.

Disclosure About Market Risk

Our exposure to market risk is confined to our cash, cash equivalents and restricted investments. We currently invest in highly-rated financial instruments, primarily money market funds and United States treasury bills and maintain an effective portfolio duration of less than four months. We do not currently hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.

Credit Risk

As we broaden our array of invested assets, we expect our portfolio will primarily include fixed income securities and short-term investments, which will be subject to credit risk. This risk is defined as default or the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. Our risk management strategy and investment policy will be to earn competitive relative returns while investing in a diversified portfolio of securities of high credit quality issuers, and to limit the amount of credit exposure to any one issuer.

Effects of Inflation

We do not believe that inflation has had a material affect on our combined results of operations. The effects of inflation could cause the severity of claims to increase in the future. Our estimates for losses and loss adjustment expenses include assumptions, including those relating to inflation, about future payments for settlement of claims and claims handling expenses. To the extent inflation causes these costs to increase above our estimated reserves that are established for these claims, we will be required to increase reserves for losses and loss adjustment expenses with a corresponding reduction in our earnings in the period in which the deficiency is identified. The actual effects of inflation on our results cannot be accurately determined until claims are ultimately settled.

CRM Holdings, Ltd.

December 31, 2005

ITEM 8 —	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
CRM Holdings, Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheets of CRM Holdings, Ltd. and subsidiaries (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of income and comprehensive income, changes in shareholders’ and members’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Company’s financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States.

Reston, Virginia
March 23, 2006

CRM Holdings, Ltd.

Consolidated Balance Sheets

	December 31
	2005	2004

ASSETS
Cash and cash equivalents	$67,922,802	$1,584,083
Cash and cash equivalents, restricted	884,727	4,390,738
Investments:
Fixed-maturity securities, available-for-sale	8,185,367	—
Premiums receivable	2,648,455	3,758,139
Accounts receivable	2,066,897	41,170
Deferred policy acquisition costs	441,770	1,413,500
Property and equipment, net	971,037	912,956
Loans receivable	412,335	431,606
Deferred income taxes	5,200	—
Prepaid expenses and other assets	377,350	192,119

Total assets	$83,915,940	$12,724,311

LIABILITIES AND SHAREHOLDERS’ AND MEMBERS’ EQUITY
Reserve for losses and loss adjustment expenses	$6,279,744	$2,696,000
Unearned reinsurance premiums	1,493,911	4,779,950
Unearned management fees	387,974	670,631
Unearned commission income	931,331	2,333,940
Borrowings under credit facilities	82,512	158,307
Fees payable to general agents and brokers	585,788	565,571
Accrued IPO costs	2,410,961	—
Other accrued expenses	2,813,589	631,885

Total liabilities	14,985,810	11,836,284

Members’ deficit in pre-restructuring LLCs	—	(946,864)
Comon stock and paid-in capital of Twin Bridges	—	1,000,000
Common Stock
Authorized 50,000,000,000 shares; $.01 par value;
15,457,115 common shares issued and outstanding;	154,571	—
790,000 Class B shares issued and outstanding	7,900	—
Additional paid-in capital	67,208,603	—
Retained earnings	2,716,735	834,891
Unearned compensation, restricted stock	(1,151,527)	—
Accumulated other comprehensive loss	(6,152)	—

Total shareholders’ and members’ equity	68,930,130	888,027

Total liabilities and shareholders’ and members’ equity	$83,915,940	$12,724,311

See Notes to Consolidated Financial Statements.

CRM Holdings, Ltd.

Consolidated Statements of Income
And Comprehensive Income

	Year Ended December 31
	2005	2004	2003

Revenues
Fee-based management services:
Management fees	$30,540,308	$23,510,174	$17,889,315
Commission income	5,954,799	4,145,552	2,931,813

	36,495,107	27,655,726	20,821,128
Net reinsurance premiums earned	8,362,072	5,109,883	253,167
Investment income	209,921	54,477	15,789

Total revenues	45,067,100	32,820,086	21,090,084

Expenses
Losses and loss adjustment expenses	3,583,744	2,528,083	167,917
Fees paid to general agents and brokers	11,490,224	9,507,546	7,829,685
Policy acquisition costs	2,472,786	1,511,065	74,865
Selling, general and administrative expenses	20,076,235	13,440,809	9,240,562
Interest expense	106,722	26,753	45,989

Total expenses	37,729,711	27,014,256	17,359,018

Income before taxes	7,337,389	5,805,830	3,731,066
Provision for income taxes	62,800	—	—

Net Income	$7,274,589	$5,805,830	$3,731,066

Basic and fully diluted earnings per share	$0.70	$0.57	$0.36
Weighted average shares outstanding:
Basic	10,427,937	10,247,115	10,247,115
Fully diluted	10,430,637	10,247,115	10,247,115
Comprehensive Income
Net Income	$7,274,589	$5,805,830	$3,731,066

Other comprehensive income (loss):
Gross unrealized investment holding gains arising during the period	19,859	—	—
Less reclassification adjustment for gains included in net income	26,011	—	—

Total other comprehensive loss	(6,152)	—	—

Total comprehensive income	$7,268,437	$5,805,830	$3,731,066

See Notes to Consolidated Financial Statements.

CRM Holdings, Ltd.

Consolidated Statements of Changes in
Shareholders’ and Members’ Equity

	Years Ended December 31
	Members’	Common
	Equity	Stock and					Unearned	Accumul-
	(Deficit) in	Paid-in					Compen-	ated Other
	Pre-	Capital of			Additional		sation,	Compre-
	restructuring	Twin	Common	Class B	Paid-in	Retained	Restricted	hensive
	LLCs	Bridges	Stock	Shares	Capital	Earnings	Stock	Loss	Total

Balances at December 31, 2002	$894,103	$—	$—	$—	$—	$—	$—	$—	$894,103
Issuance of common stock	—	1,000,000	—	—		—	—	—	1,000,000
Net income (loss)	3,782,342	—	—	—	—	(51,276)	—	—	3,731,066
Distributions to members of pre-restructuring LLCs	(6,789,106)	—	—	—	—	—	—	—	(6,789,106)

Balances at December 31, 2003	(2,112,661)	1,000,000	—	—	—	(51,276)	—	—	(1,163,937)

Net income	4,919,663	—	—	—	—	886,167	—	—	5,805,830
Distributions to members of pre-restructuring LLCs	(3,753,866)	—	—	—	—	—	—	—	(3,753,866)

Balances at December 31, 2004	(946,864)	1,000,000	—	—	—	834,891	—	—	888,027

Net income	5,392,745	—	—	—	—	1,881,844	—	—	7,274,589
Unrealized holding losses arising during the period	—	—	—	—	—	—	—	(6,152)	(6,152)
Distributions to members of pre-restructuring LLCs	(7,943,103)	—	—	—	—	—	—	—	(7,943,103)
Stock based compensation	—	—	—	—	1,164,527	—	(1,164,527)	—	—
Amortization of unearned compensation	—	—	—	—	—	—	13,000	—	13,000
Reclassification of members’ deficit and common stock and paid-in capital of pre- restructuring entities	$3,497,222	(1,000,000)	—	—	$(2,497,222)	—	—	—	—
Issuance of common stock in connection with formation of the Company	—	—	12,000	—	—	—	—	—	12,000
Repurchase and retirement of common shares	—	—	(12,000)	—	—	—	—	—	(12,000)
Issuance of common stock in initial public offering, net of offering costs	—	—	154,571	7,900	68,541,298	—	—	—	68,703,769

Balances at December 31, 2005	$—	$—	$154,571	$7,900	$67,208,603	$2,716,735	$(1,151,527)	$(6,152)	$68,930,130

See Notes to Consolidated Financial Statements.

CRM Holdings, Ltd.

Consolidated Statements of Cash Flows

	Years Ended December 31
	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,274,589	$5,805,830	$3,731,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	226,468	189,474	179,336
Amortization of unearned compensation, restricted stock	13,000	—	—
Amortization of discounts on fixed maturities	(48,735)	—	—
Net realized gains on sale of investments	(26,011)	—	—
Deferred income tax benefit	(5,200)	—	—
Changes in:
Cash and cash equivalents, restricted	3,506,011	(3,390,738)	(1,000,000)
Premiums receivable	1,109,684	(1,618,519)	(2,139,620)
Accounts receivable	(2,025,727)	48,824	(89,994)
Deferred policy acquisition costs	971,730	(589,985)	(823,515)
Prepaid expenses and other assets	(185,231)	(94,458)	1,193,649
Reserve for losses and loss adjustment expenses	3,583,744	2,528,083	167,917
Unearned reinsurance premiums	(3,286,039)	1,995,116	2,784,834
Unearned management fees	(282,657)	56,332	(1,174,676)
Unearned commission income	(1,402,609)	87,112	84,211
Fees payable to general agents and brokers	20,217	(12,778)	41,093
Other accrued expenses	2,181,704	262,860	52,322

Net cash provided by operating activities	11,624,938	5,267,153	3,006,623

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed maturity securities available-for-sale	(10,610,522)	—	—
Proceeds from sales and maturities of fixed maturities available-for-sale	2,493,749	—	—
Property and equipment, net	(284,549)	(310,238)	(175,442)
Loans receivable, net	19,271	(258,939)	(99,667)

Net cash used in investing activities	(8,382,051)	(569,177)	(275,109)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	68,703,769	—	—
Net proceeds from issuance of pre-restructuring entity’s common stock	—	—	1,000,000
Increase in accrued IPO costs	2,410,961	—	—
Net borrowings under credit facilities	(75,795)	(126,724)	(819,786)
Distributions paid to LLC Members	(7,943,103)	(3,753,866)	(6,789,106)

Net cash provided (used) in financing activities	63,095,832	(3,880,590)	(6,608,892)

Net increase (decrease) in cash	66,338,719	817,386	(3,877,378)
Cash and cash equivalents
Beginning	1,584,083	766,697	4,644,075

Ending	$67,922,802	$1,584,083	$766,697

Supplemental Cash Flow Disclosures
Income taxes paid	$—	$—	$—

Interest paid	$106,722	$26,351	$45,438

See Notes to Consolidated Financial Statements.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies

Nature of Business

CRM Holdings, Ltd. (“CRM Holdings” or the “Company”) is a Bermuda holding company and 100% owner of CRM USA Holdings, Inc. (“CRM USA Holdings”), a United States holding company and Twin Bridges (Bermuda) Ltd. (“Twin Bridges”) a Bermuda company. The Company’s legal domicile is Bermuda, the jurisdiction in which it is incorporated. CRM USA Holdings has three principal operating subsidiaries, Compensation Risk Managers, LLC (“CRM”), Compensation Risk Managers of California, LLC (“CRM CA”) and Eimar, LLC (“Eimar”).

CRM and CRM CA provide management and other services to self insurance workers’ compensation groups (“self-insured groups”) in the states of New York and California, respectively. Eimar provides medical bill review and case management services to the aforementioned self-insured groups and other clients. Twin Bridges is registered in Bermuda as a Class 3 insurer and is authorized to carry on business in the capacity of a reinsurer. Twin Bridges has entered into a reinsurance arrangement with New York Marine & General Insurance Company (“NY Marine & General”) whereby Twin Bridges reinsures a portion of the excess workers compensation and employers’ liability insurance coverage provided by NY Marine & General to self-insured groups managed by CRM and CRM CA.

Restructuring and Initial Public Offering

The Company completed an initial public offering (“IPO”) on December  27, 2005, listing its shares on the NASDAQ National Market under the symbol “CRMH”. The Company sold 6,000,000 shares of common stock, par value $.01 per share at a price of $13.00. The proceeds to the Company were $68.7 million, net of underwriting and offering expenses of $9,296,231. The Company contributed $47 million of the IPO proceeds to Twin Bridges to support the growth of its reinsurance business and $6.5 million to CRM to repay the entire amount outstanding under the revolving credit facility with KeyBank National Association (“KeyBank”), and for general working capital. As of December 31, 2005, the Company deposited the remaining net proceeds in interest bearing accounts and fixed-maturity securities pending approval of the Company’s investment policy.

Effective December 27, 2005, immediately prior to the closing of the IPO, the former owners of CRM, CRM CA, Eimar (collectively, the “Pre-restructuring LLCs”) and Twin Bridges contributed all of their interests in these entities to the Company in a series of transactions (the “Restructuring”). The former shareholders of Twin Bridges and members of the pre-restructuring LLCs ultimately received a total of 9,457,115 common shares and 790,000 Class B shares in exchange for, and in the same proportion as, their ownership interests in the pre-restructuring LLCs and Twin Bridges. Total shares issued and outstanding as a result of the IPO and the restructuring were 15,457,115 common shares and 790,000 Class B shares.

Prior to the restructuring, the pre-restructuring LLCs and Twin Bridges, in substance, had identical beneficial ownership and common management, as more fully described in Note 8. The restructuring was accounted for at the historical costs of the pre-restructuring LLCs and Twin Bridges as the combined historical financial statements most accurately capture the substance of the historical economic relationship of the LLCs.

For the periods prior to the restructuring and IPO, the accompanying financial statements include the combined financial statements of the pre-restructuring LLCs and Twin Bridges. The combined financial statements for the periods prior to the restructuring are referred to as “consolidated” in these financial statements.

For periods including and subsequent to the restructuring and IPO, the accompanying financial statements include, on a consolidated basis, the accounts of CRM Holdings, Ltd. and subsidiaries.

Basis of Accounting and Principles of Consolidation

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant inter-company transactions and balances have been eliminated upon consolidation.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Those estimates are inherently subject to change, and actual results may ultimately differ materially from those estimates.

Fee-Based Management Services

Revenues from fee-based management services include management fees received from self-insured groups, which are based on a percentage of the premiums of the self insured groups. The portion of such fees that relate to fees paid to general agents and brokers is recorded as revenue when payable by the group, which is the same time that the obligation for fees paid to general agents and brokers are recorded. The balance of such fees is earned ratably over the period to which they apply. The portion of management fees that relate to the future periods at the balance sheet date is recorded as unearned management fees.

The Company also receives commissions for excess insurance coverage and surety bonds it places for these groups. Such commission income is earned ratably over the terms of the underlying insurance coverage and surety bonds. The portion of commission income that relates to the remaining term of the underlying insurance coverage at the balance sheet date is recorded as unearned commission income. Commission income for the placement of excess coverage represented placements with 7 U.S. admitted insurers for each of the years December 31, 2005, 2004 and 2003. Commission income from NY Marine & General represented 55%, 50% and 4% of such revenues for the years ended December 31, 2005, 2004 and 2003, respectively.

In determining revenue recognition policy, the Company has been guided by FASB Statement of Financial Accounting Concepts No. 5 and Staff Accounting Bulletin No. 101 and relies on the fact that the management fee is contractually determined, that the fee is realizable and that the contract term is firm. All management services are provided within each respective policy period. As result, no reserves for further obligations are recorded. Contractually, upon the termination of a management services agreement, all obligations of the parties to each other are ended.

During the years ended December 31, 2005, 2004 and 2003, the Company provided management and other related services to 14, 12 and 9 self-insured groups, respectively. During the years ended December 31, 2005, 2004 and 2003, 74%, 93% and 100% of fee-based management services revenues were from self-insured groups located in New York. The balance of such revenues earned in the year ended December 31, 2005 and 2004 was from groups located in California.

One self-insured group accounted for 27%, 38% and 47% of the Company’s fee-based management services revenues for the years ended December 31, 2005, 2004 and 2003, respectively. For the year ended December 31, 2005, the three largest self-insured groups, two of which are located in New York and one in California, accounted for 60% of total fee-based management services revenue. For the year ended December 31, 2004, the three largest self-insured groups, all located in New York, accounted for 74% of total fee-based management services revenue. For the year ended December 31, 2003, the four largest self-insured groups, all located in New York, accounted for 94% of total fee-based management services revenue.

Reinsurance Premiums

Management has evaluated its reinsurance arrangement with NY Marine & General and determined that insurance risk is transferred to Twin Bridges pursuant to this reinsurance agreement. Under Statement of Financial Accounting Standards (“SFAS”) No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, this reinsurance agreement has been determined to be a short duration prospective contract and, accordingly, reinsurance premiums are earned ratably over the term of the underlying excess coverage policy. The portion of the reinsurance premiums that relate to the remaining term of the reinsurance policy at the balance

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

sheet date is recorded as unearned reinsurance premiums. Such reinsurance premiums are subject to adjustment based upon modification to the premiums charged on the underlying excess coverage policy. Such adjustments are reflected in current operations when estimable.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents. At times, management maintains cash balances in excess of insured limits and believes they do not represent a significant credit risk to the Company. Certain cash and cash equivalent balances have been pledged as security under certain credit facilities, as more fully described in Note 6 and Note 9.

Investments

The Company considers all fixed-maturity securities to be available-for-sale. The investments are reported at their estimated fair value based on quoted market prices or dealer quotes. Related unrealized gains and losses are reported as accumulated other comprehensive income, in shareholders’ equity. Realized gains and losses are determined on the basis of specific identification. Investment income is recognized when earned and includes interest together with amortization of premiums and discounts on fixed maturities. As of December 31, 2005, all investments held have been pledged as security under certain credit facilities, as more fully described in Note 6 and Note 9.

Premiums Receivable

Premiums receivable pursuant to reinsurance agreements are carried at face value less any allowance for doubtful accounts. At December 31, 2005, and 2004, no allowance was deemed necessary. No receivable balances were written off during the years ended December 31, 2005, 2004 and 2003.

At the end of the reinsurance policy term, payroll-based premium audits are performed by NY Marine and General to determine earned premiums for the policy year. Earned but unbilled premiums include estimated future audit premiums, and are based on our historical experience and measured growth of the underlying groups managed by CRM and CRM CA. These estimates are subject to changes in payrolls of the groups due to growth, economic conditions and seasonality. Although considerable variability is inherent in such estimates, management believes that the accrual for earned but unbilled premiums is reasonable. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Any such adjustments are included in current operations.

Included in premiums receivable is $1,459,083 and $0 of earned but unbilled premiums as of December 31, 2005 and 2004, respectively.

Accounts Receivable

Accounts receivable consist primarily of billed and unbilled management fees and other services receivable from the self insured groups managed by CRM and CRM CA, and billed and unbilled commissions on excess insurance policies placed on behalf of these groups. Accounts receivable are carried at face value less any allowance for doubtful accounts. At December 31, 2005, and 2004, no allowance was deemed necessary. No receivable balances were written off during the years ended December 31, 2005, 2004 and 2003. Included in accounts receivable is $1,434,000 and $0 of earned but unbilled fees and commissions as of December 31, 2005 and 2004, respectively.

Policy Acquisition Costs

Policy acquisition costs are comprised of ceding commissions and U.S. federal excise tax costs incurred pursuant to the Company’s reinsurance agreement with NY Marine & General. These costs are deferred and

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

amortized as the related reinsurance premiums are earned or recorded. The Company believes that these costs are fully recoverable at December 31, 2005 and 2004.

Property and Equipment

Automobiles, computer equipment, furniture and fixtures are stated at cost, less accumulated depreciation, and are depreciated using the straight-line method over the estimated useful lives of the assets, generally five to seven years. Leasehold improvements are stated at cost less accumulated amortization, and are amortized using the straight line method over their estimated useful lives or lease terms, whichever is shorter.

Reserve for Losses and Loss Adjustment Expenses

The reserve for losses and loss adjustment expenses represents the ultimate cost of all reported and unreported losses and loss adjustment expenses assumed under reinsurance agreements, associated with reported claims and claims incurred but not reported which are unpaid at the balance sheet date. This liability is estimated using actuarial studies of individual case-basis valuations, statistical analyses and industry data. Management believes that the aggregate liability for losses and loss adjustment expenses at year-end represents its best estimate, based on available data, of the amounts necessary to settle the ultimate cost of expected losses and loss adjustment expenses. Twin Bridges has only been in existence since December 2003 and thus has limited loss experience. Due to the relatively small number of underlying risks, Twin Bridges is exposed to an increased likelihood that actual results may not conform to the Company’s estimates. These estimates are also subject to the effects of trends in loss severity and frequency and other trends such as fluctuations in inflation, prevailing economic, social and judicial trends, legislative changes and internal and third party claims handling procedures. There also may be a significant delay between the occurrence of the insured event and the time it is actually reported to us. Accordingly, the ultimate settlement of losses and related loss adjustment expenses may vary significantly from the estimates included in the Company’s financial statements. These estimates are reviewed regularly and are adjusted as experience develops or new information becomes known. Any such adjustments are included in income in the period in which they are made.

Advertising Costs

Advertising costs, including selling and marketing expenses, are expensed as incurred. Advertising costs totaling $939,641, $459,980 and $247,451 were included in selling, general and administrative expenses for the years ended December 31, 2005, 2004 and 2003, respectively.

Income Taxes

For the periods presented in these financial statements prior to the date of the restructuring, the pre-restructuring LLCs were organized as limited liability companies where the members were taxed on their proportionate share of the LLCs’ taxable income. Subsequent to the restructuring, CRM, CRM CA and Eimar elected to be taxed as U.S. corporations. Therefore, for CRM, CRM CA and Eimar, income taxes have been provided in these financial statements only for the period from December 27, 2005 to December 31, 2005, and not prior. CRM Holdings and Twin Bridges are Bermuda companies and as such have no income tax liabilities. Management believes that CRM Holdings and Twin Bridges are not involved in the active conduct of a trade or business in the U.S. for U.S. tax purposes and as such has not provided for any federal or state and local income taxes for these entities.

Twin Bridges has received an undertaking from the Bermuda Minister of Finance assuring it that if any legislation is enacted in Bermuda that would impose income or capital taxes, then the imposition of any such tax will not be applicable to Twin Bridges or any of its operations, shares, debentures or other obligations until March 28, 2016.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

Segment Reporting

The Company manages its operations through three reportable segments, fee-based management services, reinsurance, and corporate and other. Certain information about segment operations is addressed in Note 17.

Earnings Per Share

Basic earnings per share are calculated using the weighted average number of common and Class B shares outstanding and excludes any dilutive effects of warrants, options and convertible securities. For periods prior to the IPO, the 10,247,115 shares of Common and Class B shares of the Company issued to the former owners of the pre-restructuring LLCs and Twin Bridges are assumed to be outstanding for all periods presented. Diluted earnings per share are calculated assuming conversion of dilutive convertible securities and the exercise of all dilutive stock options and warrants using the treasury stock method. As of December 31, 2005, there are 89,579 restricted shares and no warrants, options or convertible securities outstanding. The following table shows the computation of the Company’s earnings per share:

	For the Year Ended December 31, 2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic net income per share	$7,274,589	10,427,937	$0.70
Effect of dilutive securities:
Unvested restricted shares	—	2,700	—

Fully diluted earnings per share	$7,274,589	10,430,637	$0.70

Fully diluted EPS is the same as basic EPS for the years ended December 31, 2004 and 2003 because the Company had no common share equivalents granted during those periods.

Offering Costs

Direct offering costs incurred in connection with the Company’s IPO, including certain amounts payable for underwriting, legal, audit and printing services, were deducted from the gross proceeds of the offering.

Recent Accounting Pronouncements

In November 2005, the FASB issued FASB Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, which nullifies certain requirements of Emerging Issues Task Force (EITF) 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments and amends SFAS 115 Accounting for Certain Investments in Debt and Equity Securities and Accounting Principles Board Option (APB) 18, The Equity Method of Accounting for Investments in Common Stocks. The guidance in FSP 115-1 addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The requirements under FSP 115-1 are effective for reporting periods beginning after December 15, 2005. The Company believes that the adoption of FSP 115-1 will not have a material effect on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, that changes the requirements for the accounting and reporting of a change in accounting principle made in fiscal years beginning after December 15, 2005. This statement applies to all voluntary changes in accounting principles. The statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

the opening balance of retained earnings for that period rather than reported in the income statement. The Company does not expect the adoption of SFAS 154 to have any impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS 123(R) is a revision of SFAS No. 123 and supersedes APB 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires the Company to expense the fair value of employee stock options and other forms of stock-based compensation. As discussed above in Stock based Compensation and in Note 12, the Company currently accounts for stock-based compensation in accordance with the fair value method prescribed by SFAS 123(R).

Reclassification

Certain 2004 and 2003 amounts have been reclassified to conform to the basis of presentation used in 2005.

Note 2.	Investments and Related Income

The historical cost and estimated fair market value of fixed maturities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Year Ended December 31, 2005	Cost	Gains	Losses	Fair Value

U.S. Treasury Bills	$8,191,519	$—	$6,152	$8,185,367

Total investments	$8,191,519	$—	$6,152	$8,185,367

All fixed maturity investments as of December 31, 2005 had been held for less than one year and had remaining maturities of less than one year.

The sources of investment income were as follows:

For the Years Ended December 31,	2005	2004	2003

Interest income on cash and cash equivalents	$122,105	$54,477	$15,789
Realized gains on fixed maturities	26,011	—	—
Interest income on fixed maturities	61,805	—	—

Total investment income	$209,921	$54,477	$15,789

There were no realized losses for the years ended December 31, 2005, 2004 and 2003.

Due to fluctuations in interest rates, it is likely that over the length of time a fixed maturity is held there will be periods when the investment’s fair value will be less than its amortized cost, resulting in unrealized losses. To the extent the Company has the intent and ability to hold the investment for a longer period, the security’s fair value and amortized cost will tend to converge over time, reducing the size of any unrealized gains or losses. Other-than-temporary impairment results in a permanent reduction of the amortized cost and as a result would be reflected as a realized loss. In evaluating potential impairment, Management considers, among other criteria, the current fair value compared to amortized cost, the length of time the security’s fair value has been below amortized cost, specific credit issues related to the issuer and current economic conditions. During 2005, 2004 and 2003, the Company did not record any other-than-temporary impairment.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

Note 3.  Deferred Policy Acquisition Costs

Changes in deferred policy acquisition costs are as follows:

As of December 31,	2005	2004	2003

Balance at beginning of period	$1,413,500	$823,515	$—

Policy acquisition costs deferred:
Ceding commissions	1,450,295	2,030,000	868,000
Other	50,761	71,050	30,380

	1,501,056	2,101,050	898,380
Amortization of policy acquisition costs	(2,472,786)	(1,511,065)	(74,865)

Net change	(971,730)	589,985	823,515

Balance at end of period	$441,770	$1,413,500	$823,515

Note 4.	Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and summarized as follows:

As of December 31,	2005	2004

Furniture & fixtures	$599,411	$504,158
Computer equipment	621,883	481,716
Automobiles	101,338	84,924
Leasehold improvements	299,038	281,593

	1,621,670	1,352,391
Less accumulated depreciation and amortization	(650,633)	(439,435)

	$971,037	$912,956

Note 5.	Loans Receivable

The Company has extended credit through loan arrangements as follows:

As at December 31,	2005	2004

Working capital loan to a general agent and its principals in connection with a self-insured group managed by CRM CA, which consisted of monthly advances from November, 2003 through June, 2004 totalling $468,783, at which time monthly payments of $14,261, including principal and interest at 6% over 36 months, commenced	$371,759	$396,379
Employee loans for non-officers of varying amounts, with repayment terms extending to 2008 and bearing interest up to 6%	40,576	35,227

	$412,335	$431,606

Interest on loans receivable is recorded on the accrual basis except for loans in default. No interest is accrued on loans in default.

The general agent and its principals failed to make timely installment payments due under the working capital loan commencing March 15, 2005 and the Company has declared the loan in default and immediately due and payable in full, and brought an action against the borrowers for collection. Management has assessed the likelihood

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

of collecting the working capital loan and believes all amounts will ultimately be collected. Accordingly, no provision for uncollectible amounts has been recorded. See Note 14.

Note 6.	Credit Facilities

As of December 31, 2005 and 2004, CRM has entered into revolving credit facility with KeyBank that allowed for total borrowings of up to $5 million and $3 million, respectively. The revolving credit facility expires on June 30, 2006. Loans under the facility are due on demand and interest is payable monthly at KeyBank’s prime rate. The facility is secured by a lien on substantially all of CRM’s assets, and is guaranteed by CRM CA, Eimar and Compensation Risk Managers Agency Captive, LLC (“Agency Captive”), a licensed insurance broker that shared common ownership with the pre-restructuring LLCs. The facility limits CRM’s ability to purchase or sell assets otherwise than in the ordinary course of business, prohibits CRM from incurring debt or permitting any liens on its assets, subject to customary exceptions, except for trade debt incurred in the normal course of business and indebtedness or leases for term loans, leases, vehicles or equipment of up to $400,000, limits mergers and consolidations of CRM and prohibits investments and loans by CRM. During 2005 and 2004, CRM borrowed up to $5 million and $500,000, respectively, against this facility. The outstanding balance was paid in full in December, 2005 with a portion of the proceeds from the IPO.

The weighted average interest rates on borrowings under these lines of credit were 6.6%, 4.4% and 7.2% for the years ended December 31, 2005, 2004 and 2003, respectively.

Under Twin Bridges’ contract with NY Marine & General, Twin Bridges is required to post security, for any unpaid liabilities under the contract. Twin Bridges has entered into a letter of credit loan facility (the “Unsecured Letter of Credit Facility”) with KeyBank under which Twin Bridges is entitled to draw letters of credit. As of December 31, 2005 and 2004, the unsecured letter of credit facility allowed for up to $6.5 million and $3 million, respectively. Twin Bridges pays a fee of 1.5% of the principal amount of each letter of credit drawn. The letter of credit loan facility terminates on June 30, 2006. The loan agreement contains covenants similar to the covenants in CRM’s revolving credit facility with KeyBank described above. The borrowings outstanding under it have been guaranteed by CRM, CRM CA, Eimar and Agency Captive.

In addition, Twin Bridges entered into a second letter of credit loan facility with KeyBank (the “Secured Letter of Credit Facility”) under which Twin Bridges is entitled to draw letters of credit in the principal amount of up to $7.5 million, for which Twin Bridges pays a fee of 0.75% of the principal amount of each letter of credit drawn. Any letter of credit issued under the Secured Letter of Credit Facility is secured by investments, cash and cash equivalents held in a carrying value of equal amount. The Secured Letter of Credit Facility will expire on June 30, 2006. Twin Bridges also has informal arrangements with Smith Barney Citigroup pursuant to which Twin Bridges may obtain cash collateralized letters of credit. See Note 9 for the balance of letters of credit issued pursuant to these facilities.

The Company also had various other secured borrowings consisting of capital leases for equipment and automobiles with varying maturity dates through 2007.

Amounts outstanding under the revolving credit facility and other secured borrowings, and the weighted average interest rates were as follows:

As of December 31,	2005	2004

Revolving credit facility	$—	$—
Other secured borrowings	82,512	158,307

	$82,512	$158,307

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

Note 7.	Income Taxes

The significant components of the consolidated provision for income taxes for the years ended December 31, 2005, 2004 and 2003 were as follows:

Years Ended December 31,	2005	2004	2003

Current income tax provision
Federal	$59,500	$—	$—
State and local	8,500	—	—

	68,000	—	—

Deferred tax benefit
Federal	(4,550)	—	—
State and local	(650)	—	—

	(5,200)	—	—

Total income tax provision	$62,800	$—	$—

Income tax liability was incurred for the U.S. operations only from December 27, 2005, to December 31, 2005. As described in Note 1, CRM Holdings and Twin Bridges are Bermuda companies and thus did not incur income taxes for the periods reported in these financial statements.

The tax effects of temporary differences in the accounts of CRM, CRM CA and Eimar that gave rise to deferred income tax assets were derived from employee stock compensation. The income tax provision differs from the amount computed by applying the U.S. Federal income tax rate of 35% to income before taxes as a result of the following:

Years Ended December 31,	2005	2004	2003

Theoretical Federal income tax at statutory rate of 35%	$2,568,100	$2,032,000	$1,306,000
Tax-free Bermuda-domiciled income	(622,000)	(310,000)	18,000
Income attributable to pre-restructuring LLCs taxed in the hands of its members prior to the IPO date	(1,887,500)	(1,722,000)	(1,324,000)
State income taxes net of federal benefit	8,000	—	—
Other	(3,800)

Provision for income taxes	$62,800	$—	$—

Note 8.	Shareholders’ and Members’ Equity

For periods subsequent to the restructuring and IPO, holders of common shares are entitled to one vote per share, subject to a mechanism in the Company’s bye-laws whereby the maximum voting rights of any one shareholder or group of shareholders is limited to 9.9%. Application of this mechanism is subject to the discretion of the board of directors.

Holders of Class B shares have the same rights and privileges as our common shares, except they have no general right to vote. The Class B shares are exchangeable into common shares at any time, provided that certain voting percentage limits are not breached or adverse tax consequences to the Company do not result.

CRM Holdings was incorporated in Bermuda on September 7, 2005, and issued 1,200,000 common shares for $12,000 to Reid Finance Limited, an affiliate of Appleby Spurling Hunter. All the shares held by Reid Finance

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

Limited were purchased by CRM Holdings in connection with the restructuring of the Company for $12,000. These 1,200,000 shares were retired, and are no longer outstanding.

Effective December 27, 2005, immediately prior to the closing of the IPO, the former owners of the pre-restructuring LLCs and Twin Bridges contributed all of their interests in these entities to the Company in a series of transactions. The former shareholders of Twin Bridges and members of the pre-restructuring LLCs ultimately received a total of 9,457,115 common shares and 790,000 Class B shares in exchange for, and in the same proportion as, their ownership interests in the pre-restructuring LLCs and Twin Bridges. Total shares issued and outstanding as a result of the IPO and the restructuring were 15,457,115 common shares and 790,000 Class B shares.

Prior to the restructuring and IPO, the pre-restructuring LLCs were limited liability companies which do not have outstanding shares. Rather, ownership was evident through membership agreements.

Prior to the restructuring and IPO, Twin Bridges had issued 120,000 common shares for $120,000 and also received $880,000 as contributed surplus and not in respect of subscription for shares. The authorized share capital of Twin Bridges was 120,000 common shares with a par value of $1 per share, of which 120,000 shares were issued and outstanding as of December 31, 2004.

Prior to the restructuring and IPO, the underlying shareholders and ownership interest of Twin Bridges were substantially equivalent to the members and ownership interest of the pre-restructuring LLCs.

Note 9.	Reinsurance Activity

Pursuant to the reinsurance agreement with NY Marine & General, Twin Bridges reinsures 50% of liabilities arising from policies issued by NY Marine & General to self-insured groups managed by CRM and CRM CA. Under the reinsurance agreement, Twin Bridges reinsures 50% of the coverage NY Marine & General provides and receives 50% of the premiums paid to NY Marine & General by these groups. Twin Bridges allows NY Marine & General a ceding commission of 28% of the premium assumed by Twin Bridges to cover acquisition, general and administrative expenses, a further 2% for stop-loss coverage, and 1% to cover U.S. federal excise tax, for a total of 31% of the premium assumed by Twin Bridges. The stop loss reinsurance limits Twin Bridges’ losses under the reinsurance agreement to 181.16% of the premium assumed, net of the ceding commission, the cost of the stop-loss coverage, and the U.S. federal excise tax. NY Marine & General in turn pays a 20% commission to CRM for the excess workers compensation coverage placed with NY Marine & General by CRM or CRM CA, as described in Note 1.

Effective December 1, 2005, Twin Bridges executed a term sheet with NY Marine & General to renew its reinsurance agreement. The first renewal date for excess policies covered by this treaty is January 1, 2006. No activity pursuant to this new agreement has occurred through December 31, 2005. Under the new agreement, which has not been executed as of December 31, 2005, Twin Bridges will reinsure 70% of the excess coverage provided to the groups by NY Marine & General in exchange for 70% of the premiums paid by the groups. Twin Bridges will allow NY Marine & General a ceding commission of 23.5% of the new assumed premiums to cover its acquisition, general and administrative expenses and an additional 2.45% to cover taxes, board fees and other such costs. NY Marine & General will in turn pay a commission of 15% of gross premiums to CRM and CRM CA. Twin Bridges will also share in the cost of any reinsurance purchased by NY Marine & General from other carriers with respect to such coverage.

The new agreement provides that NY Marine & General will offer full statutory excess coverage for losses and loss adjustment expenses in excess of $500,000 per occurrence retained by the groups. NY Marine & General will seek reinsurance from other insurers to cover 100% of losses and loss adjustment expenses in excess of $5,000,000 per occurrence up to $50 million per occurrence, as well as reinsurance of losses and loss adjustment expenses in excess of $3 million per occurrence up to a per occurrence limit of $5 million, subject to an annual aggregate deductible of $4 million. In the event that any of the other reinsurers is unable to pay any losses or loss

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

adjustment expenses or the reinsurance purchased is insufficient, we will be obligated to cover 70% of such amounts.

The agreement also provides that NY Marine & General will offer frequency coverage to our groups of $2 million. This coverage will provide for attachment points at various levels determined by the groups’ funded premiums. NY Marine & General will offer this expanded coverage to our groups upon renewal of their excess coverage policies.

To the extent that total aggregate losses for all groups insured by NY Marine and General exceed the total premium calculated for the coverage layer of $5 million per occurrence in excess of the $500,000 retention limit of all groups by more than 70%, then Twin Bridges is responsible for 100% of the losses of the layer until they aggregate 90% of the total premiums, even though Twin Bridges will earn only 70% of the premiums of this corridor. After 90% aggregate losses, Twin Bridges will continue to participate in 70% of the losses up to the $5 million per occurrence limit.

In addition to termination provisions that are similar to those contained in our expiring agreement with NY Marine & General, any definitive reinsurance agreement will be cancelable by either party upon 120 days prior written notice after one year and is also cancelable upon five days’ prior written notice by NY Marine  & General if:

•	Twin Bridges consummates a workers’ compensation insurance or reinsurance agreement with any other insurer or reinsurer without NY Marine & General’s prior written consent unless NY Marine & General had previously declined such business; or

•	Twin Bridges suffers a reduction of net worth greater than fifty percent; or

•	Twin Bridges distributes more than ten percent of its retained earnings by way of dividends, inter-company transfers or related party loans since the date of its last audited financial statements.

In the event that Twin Bridges consummates a competing insurance or reinsurance agreement without NY Marine & General’s prior written consent and NY Marine & General chooses to cancel the new agreement, Twin Bridges will be obligated to pay NY Marine & General $1,000,000 and will continue to be obligated to share in the cost of any reinsurance purchased by NY Marine & General from other carriers with respect to such coverage for the remaining period of any reinsured excess coverage policies then in effect.

Under the term sheet, CRM Holdings will be required to guarantee Twin Bridges’ performance of its obligations under any definitive reinsurance agreement with NY Marine & General, subject to regulatory approval, if required.

A summary of reinsurance premiums assumed consisted of the following:

Year Ended December 31,	2005	2004	2003

Premiums assumed	$5,076,033	$7,105,000	$3,038,000
Change in unearned reinsurance premiums	3,286,039	(1,995,117)	(2,784,833)

Net reinsurance premiums earned	$8,362,072	$5,109,883	$253,167

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

No claims within the reinsured layer have been reported through December 31, 2005. Accordingly, no case reserves have been recorded. Changes in Twin Bridges’ liability for incurred but not reported losses and loss adjustment expenses (“LAE”) were as follows:

As of December 31,	2005	2004	2003

Liability at beginning of period	$2,696,000	$167,917	$—

Incurred losses and LAE relating to:
Current year	3,583,744	2,528,083	167,917
Prior years	—	—	—

Total incurred losses and LAE	3,583,744	2,528,083	167,917

Paid losses and LAE relating to:
Current year	—	—	—
Prior years	—	—	—

Total paid losses and LAE	—	—	—

Liability at end of period	$6,279,744	$2,696,000	$167,917

The reinsurance agreements require Twin Bridges to provide certain collateral to secure its obligations to NY Marine & General. Letters of credit totaling $14,619,782 and $6,143,347 as of December 31, 2005 and 2004, respectively, were issued under the letter of credit facilities described in Note 6. Of these letters of credit, $9,070,094 and $4,390,738 were secured by investments and cash and cash equivalents as of December 31, 2005, and cash and cash equivalents as of December 31, 2004, pursuant to the Secured Letter of Credit Facility and informal arrangements with KeyBank and Smith Barney Citigroup. The balance of the letters of credit outstanding on those dates was issued pursuant to the Unsecured Letter of Credit Facility.

Note 10.	Lease Commitments

The Company leases vehicles, office space and office equipment under various operating lease agreements. Total minimum future lease payments under these leases are as follows:

As of December 31,

2006	$435,579
2007	895,560
2008	934,231
2009	924,000
2010	924,000
Thereafter	11,750,200

Total	$15,863,570

Rent expense was approximately $469,000, $313,000 and $216,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The company has entered into a lease agreement for new office facilities in Poughkeepsie, New York, that will house the operations of CRM. The initial lease term is fifteen years, with two renewal terms of five years each. The commencement date is estimated to be March 1, 2007. The lease may be terminated prior to occupancy if the landlord has not secured required zoning and regulatory approvals. Management believes that all approvals will be secured and as such has included the rental payments in the Lease Commitments schedule above for a fifteen year period beginning March 1, 2007.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

Note 11.	Retirement Plan

In 2001, the Company established a 401(k) profit sharing plan for employees meeting certain age and service requirements as defined by the plan. Eligible employees may contribute up to statutory limits. The Company makes matching contributions of 50% of an employee’s annual contribution until the employee has contributed 3% of annual compensation. The Company may also make a discretionary annual profit sharing contribution to the plan. Employer matching contributions to the plan were approximately $45,663, $31,300 and $27,300 for the years ended December 31, 2005, 2004 and 2003, respectively. No discretionary contributions were made for any of those years.

Note 12.	Long-Term Incentive Plan

In November, 2005 the Company’s board of directors adopted the 2005 Long-Term Incentive Plan. The plan provides for the grant of incentive stock options, nonqualified stock options, restricted shares, stock appreciation rights, performance awards, restricted share units, phantom shares and other share based awards to our employees, consultants and directors. A total of 1.5 million shares are authorized for issuance under the plan, of which no more than 1 million may be issued upon exercise of incentive stock options. The plan is administered by the compensation committee of the board of directors. The Company accounts for stock-based compensation in accordance with the fair value method prescribed by SFAS No. 123(R), Share-Based Payment.

During the year ended December 31, 2005, the Company issued 89,579 shares of restricted stock with a fair value of $13.00 per share. Restricted stock issued under the plan has terms set by the compensation committee. These shares contain certain restrictions relating to, among other things, vesting and forfeiture in the event of termination of employment. At the time of grant, the fair value of the shares awarded is recorded as unearned stock grant compensation and is presented as a separate component of shareholders’ equity. The unearned compensation is charged to income over the vesting period, generally three years. Total compensation cost recognized in income for stock based compensation awards was $13,000 for the year ended December 31, 2005. As of December 31, 2005, no other awards have been granted under the Long-Term Incentive Plan.

Note 13.	Related Parties

The Company conducts business with an insurance broker whose owners include one of the Company’s directors and a member/owner of the pre-restructuring entities. The Company pays the broker fees for business placed with several of the self insurance groups managed by the Company. In addition, the Company leases office space and purchases various liability, property and casualty insurance coverage from the broker. The following table represents amounts paid to the broker for services rendered:

For the Year Ended December 31,	2005	2004	2003

Fees paid to general agents and brokers	$234,334	$229,124	$257,355
Other operating expenses	48,448	39,969	44,986

	$282,782	$269,093	$302,341

Compensation Risk Managers Agency Captive, LLC, (“Agency Captive”), is a licensed insurance broker that shares common ownership with the members of the pre-restructuring LLCs. Agency Captive was originally formed to underwrite a business unrelated to the self-insured groups managed by CRM or CRM CA. As of December 31, 2005, Agency Captive held the brokerage license that CRM and CRM CA use to place the excess coverage with U.S. admitted insurers and surety bonds on behalf of the self-insured groups they manage. Agency Captive received the brokerage commissions which were then fully remitted to CRM or CRM CA, as applicable. The brokerage license was owned by Daniel G. Hickey Jr., the Company’s Co-Chief Executive Officer and Chairman of the Board. On January 9, 2006 the license transferred to CRM following which brokerage commissions will be paid directly to CRM.

Included in selling, general and administrative expenses are guaranteed payments and bonuses to the members of the pre-restructuring LLCs totaling $2,511,186, $2,271,786 and $1,775,792 for the years ended December 31, 2005, 2004 and 2003, respectively.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

Included in selling, general and administrative expenses for the year ended December 31, 2005, is $92,000 in respect of indemnification of U.S. Federal income tax liabilities to the former members of the pre-restructuring LLCs for the estimated income tax liability that is passed through to the members for the period November 1, 2005 to the date of the IPO, December 27, 2005.

Note 14.	Contingencies

In April 2005, a former general agent for one of the self-insured groups in California managed by CRM commenced litigation against CRM and CRM CA alleging that CRM wrongfully caused the general agent to be terminated as the general agent for the group and wrongfully assumed the general agent’s responsibilities to the group. The general agent also alleges that CRM had falsely accused the general agent and its principals of wrongfully diverting money and of other wrongful conduct. The general agent’s complaint does not seek a specific amount of damages. CRM intends to defend the litigation vigorously and has asserted counterclaims against the general agent for breach of contract, fraud and intentional interference with economic advantage, and alleging that the general agent had wrongfully used confidential information it had received from CRM to establish a competing workers’ compensation self-insurance program for California automobile dealers. CRM has been collecting from the self-insured group fees that would have been paid to the general agent subsequent to its termination as the general agent. These fees totaled $435,678 as of December 31, 2005 and are being held by CRM pending the resolution of the disputes with the general agent. This amount is included in cash and cash equivalents, and a corresponding liability is included in accrued expenses, as of December 31, 2005 and this cash may be available to reduce the loan to the general agent described in Note 5. A trial on this matter is scheduled for June, 2006.

On December 29, 2004 H.F.C.A. Associates Corp. and 17 related companies, all of which were members or former members of the Healthcare Industry Trust of New York (“HITNY”), a self-insured group managed by CRM, sued HITNY and CRM in the Supreme Court of the State of New York, Ulster County, alleging, among other things, that the defendants had improperly terminated their membership in HITNY and failed to process claims on their behalf. The plaintiffs also alleged that CRM had engaged in self dealing and had committed a breach of fiduciary duties owed to them in connection with the placement of reinsurance for the members of HITNY. The complaint asks for damages of $1 million against both defendants and a judgment that the plaintiffs did not owe HITNY the outstanding premium for which they had been invoiced. HITNY answered the complaint, denying the plaintiffs’ material allegations. HITNY alleged that the plaintiffs’ membership had been properly terminated and asserted a counterclaim against the plaintiffs in the amount of $107,000 for unpaid premium. HITNY also asserted a claim against CRM alleging generally that if the plaintiffs suffered any damages they were caused by CRM’s actions or wrongdoing. CRM answered the complaint, denying the plaintiff’s material allegations, including the allegations of self dealing and breach of fiduciary duty, and asserting a claim based on breach of contract and contribution against HITNY for whatever damages the plaintiffs may recover from CRM. The litigation is in its early stages.

No amount has been accrued in these consolidated financial statements for either claim as the outcomes are uncertain and a liability cannot be determined.

Note 15.	Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, requires companies to disclose the fair value information about their financial instruments. SFAS No. 107 excludes certain insurance related financial assets and liabilities and all non-financial instruments from its disclosure requirements.

Because of the short-term nature of cash and cash equivalents, premiums and other accounts receivable, and employee loans receivable, their carrying value approximates their estimated fair value. Any borrowings under credit facilities bear variable interest rates, thus their carrying value approximates their fair value. Due to the nature of the litigation with regard to the working capital loan receivable described in Note 5, it is not practicable to estimate its fair value. Since fixed maturity securities are recorded in the financial statements at their estimated fair

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

market values as securities available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, their carrying value is their estimated fair market value.

Note 16.	Statutory Requirements

Under the Insurance Act 1978 of Bermuda and related regulations (the “Act”), Twin Bridges is required to prepare Statutory Financial Statements and to file a Statutory Financial Return. The Act also required Twin Bridges to meet certain minimum capital and surplus requirements.

Statutory capital and surplus as reported under the Act is different from shareholder’s equity as determined in conformity with accounting principles generally accepted in the United States of America (“GAAP”) due to certain items that are capitalized under GAAP but expensed under the Act.

At December 31, 2005 and 2004, the reconciling items are as follows:

As of December 31,	2005	2004

Shareholders’ equity, per GAAP	$50,904,005	$1,834,891
Reconciling items:
Prepaid expenses	—	(4,885)
Deferred policy acquisition costs	(441,770)	—

Statutory capital and surplus, per the Act	$50,462,235	$1,830,006

Required minimum statutory capital and surplus, per the Act	$1,015,207	$1,821,450

The Twin Bridges is also required to maintain a minimum liquidity ratio, whereby the value of its relevant assets must be not less than 75% of its relevant liabilities. Twin Bridges met this test at December 31, 2005 and 2004.

Twin Bridges is prohibited from declaring or paying any dividends during any financial year if it is in breach of its solvency margin or minimum liquidity ration or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, Twin Bridges will be prohibited, without the approval of regulators, from declaring or paying any dividends during the next financial year. Twin Bridges is prohibited, without prior approval from the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements Additionally, under the Act, Twin Bridges may not declare or pay a dividend, or make a distribution from contributed surplus, if there are reasonable grounds for believing that it is or would be unable to pay its liabilities as they become due, or the realizable value of its assets would be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

Note 17.	Segment Information

The Company has three reportable segments, Fee-Based Management Services, Reinsurance and Corporate and Other. The determination for two operating segments, Fee Based Management Services and Reinsurance was based on the Company’s methodology for monitoring the performance of the self-insured group business and reinsurance operations. The Company evaluates each segment based on fees and commission income or reinsurance premiums earned, as applicable, including items of revenue and expense that are associated with, and directly related to, each segment. There are no revenue generating transactions between the segments. The Company has not developed a methodology to allocate non-direct items of expense between the segments. The Corporate and Other segment reflects primarily expenses and cash and cash equivalents that are not allocable to the two operating segments. Accounting policies of the segments are the same as those described in Note 1.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the Company’s revenues, expenses, income before taxes and total assets by business segment and combined:

Year Ended December 31,	2005	2004	2003

Fee-Based Management Services Segment
Revenues:
Management fees	$30,540,308	$23,510,174	$17,889,315
Commissions	5,954,799	4,145,552	2,931,813
Investment income	31,650	32,807	15,701

Total revenues	36,526,757	27,688,533	20,836,829

Expenses
Interest expense	106,722	26,753	45,989
Depreciation and amortization	226,468	189,474	179,336
Operating expenses	30,633,251	22,552,643	16,829,162

Total expenses	30,966,441	22,768,870	17,054,487

Income before taxes	$5,560,316	$4,919,663	$3,782,342

Total Assets	$5,113,557	$3,126,938	$1,919,123

Reinsurance Segment
Revenues:
Net reinsurance premiums	$8,362,072	$5,109,883	$253,167
Investment income	165,575	21,670	88

Total revenues	8,527,647	5,131,553	253,255
Expenses
Underwriting expenses	6,452,381	4,245,386	304,531

Income before taxes	$2,075,266	$886,167	$(51,276)

Total Assets	$59,359,687	$9,597,373	$3,963,223

Corporate and Other Segment
Revenues:
Investment income	$12,696	$—	$—
Expenses
Operating expenses	310,889	—	—

Income before taxes	$(298,193)	$—	$—

Total Assets	$19,442,696	$—	$—

Combined
Total Revenues	$45,067,100	$32,820,086	$21,090,084
Total expenses	37,729,711	27,014,256	17,359,018

Income before taxes	$7,337,389	$5,805,830	$3,731,066

Total Assets	$83,915,940	$12,724,311	$5,882,346

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

Note 18	Quarterly Financial Data (unaudited)

Summarized below are the unaudited quarterly financial data for 2005 and 2004. For periods prior to the IPO, retroactive effect of our restructuring has been given to the calculation of common and Class B shares outstanding.

	Quarter Ended
2005	March 31	June 30	September 30	December 31

Revenues
Fee-based management services	$7,659,690	$8,834,753	$9,704,986	$10,295,678
Net reinsurance premiums	1,617,000	1,428,146	2,250,091	3,066,835
Investment income	20,719	32,744	62,008	94,450

Total revenues	9,297,409	10,295,643	12,017,085	13,456,963

Expenses
Losses and loss adjustment expenses	653,168	651,894	964,325	1,314,357
Fees paid to general agents and brokers	3,079,136	2,548,575	2,815,803	3,046,710
Policy acquisition costs	478,171	422,325	665,383	906,907
Selling, general and administrative expenses	4,132,662	4,751,047	5,086,609	6,105,917
Interest expense	3,136	25,644	13,425	64,517

Total expenses	8,346,273	8,399,485	9,545,545	11,438,408

Income before taxes	951,137	1,896,157	2,471,540	2,018,555
Provision for income taxes	—	—	—	62,800

Net income	$951,137	$1,896,157	$2,471,540	$1,955,755

Basic and fully diluted earnings per share	$0.09	$0.19	$0.24	$0.18
Weighted average shares outstanding:
Basic	10,247,115	10,247,115	10,247,115	10,964,506
Fully diluted	10,247,115	10,247,115	10,247,115	10,975,217

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

	Quarter Ended
2004	March 31	June 30	September 30	December 31

Revenues
Fee-based management services	$5,959,485	$7,960,697	$6,599,435	$7,136,109
Net reinsurance premiums	921,200	1,201,725	1,442,642	1,544,316
Investment income	9,086	12,084	8,845	24,462

Total revenues	6,889,771	9,174,506	8,050,922	8,704,887

Expenses
Losses and loss adjustment expenses	551,083	614,521	809,646	552,833
Fees paid to general agents and brokers	1,837,811	3,288,025	2,253,791	2,127,919
Policy acquisition costs	272,412	355,367	426,609	456,677
Selling, general and administrative expenses	2,680,324	3,594,323	3,528,324	3,637,838
Interest expense	12,500	12,500	12,500	(10,747)

Total expenses	5,354,130	7,864,736	7,030,870	6,764,520

Income before taxes	1,535,640	1,309,771	1,020,052	1,940,367
Provision for income taxes	—	—	—	—

Net income	$1,535,640	$1,309,771	$1,020,052	$1,940,367

Basic and fully diluted earnings per share	$0.15	$0.13	$0.10	$0.19
Weighted average shares outstanding:
Basic	10,247,115	10,247,115	10,247,115	10,247,115
Fully diluted	10,247,115	10,247,115	10,247,115	10,247,115

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A —	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted as defined under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management, including our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We have identified the following matters which we believe collectively represent a material weakness in internal control.

As of December 31, 2005, procedures and controls over our accounting and financial reporting functions were not sufficient. Further, we did not have adequate procedures and controls over the completeness and accuracy of manual interfaces between the underwriting database and the various financial activities and records of the Company. Significant revenue streams, including reinsurance premiums, commission income, and management fees, as well as the expense recorded for fees to general agents and brokers, are dependent on information in the underwriting database. In addition, the segregation of duties over cash was not appropriate and more formalized controls were required.

Collectively, these control deficiencies could result in a misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies, collectively, constitute a material weakness.

The Company completed its IPO in late December 2005. The accounting and financial reporting function of the Company had not yet adequately adapted to meet the increase demands of being a public company. The Company’s management has identified the steps necessary to address the material weakness described above as follows:

(1) Hiring additional accounting personnel with adequate training and experience of financial reporting for public companies;

(2) Specifically assigning and segregating duties and responsibilities of accounting personnel; and

(3) Requiring senior accounting personnel to implement and document formal review and approvals of key tasks and calculations.

Our management believes that the above measures, when implemented, will address the material weakness described above. The Audit Committee and management will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action, as appropriate.

Changes in Internal Control over Financial Reporting

Other than the material weakness noted above, there have been no changes in our internal controls over financial reporting that occurred in the fourth quarter of 2005 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

The statements contained in Exhibit 31.1, 31.2 and 31.3 should be considered in light of, and read together with, the information set forth in this Item 9A.

ITEM 9B — OTHER INFORMATION

Allen Fulkerson has notified the Company, at a Board of Directors meeting held March 25, 2006, that he will resign from the Board of Directors of the Company effective as of the Annual General Meeting scheduled for May 9, 2006.

PART III

ITEM 10 —	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item and not provided herein will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2005, and such information is incorporated herein by reference.

ITEM 11 —	EXECUTIVE COMPENSATION

The information called for by this item will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2005, and such information is incorporated herein by reference.

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item and not provided herein will be contained under “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2005, and such information is incorporated herein by reference.

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item and not provided herein will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2005, and such information is incorporated herein by reference.

ITEM 14 —	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this Item and not provided herein will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2005, and such information is incorporated herein by reference.

ITEM 15 —	EXHIBITS, FINANCIAL STATEMENTS

1.	Financial Statements

The following financial statements of CRM Holdings, Ltd. have been included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2005 and 2004

Consolidated statements of income and comprehensive income for the years ended December 31, 2005; 2004; and 2003.

Consolidated statements of changes in shareholders’ and members’ equity for the years ended December 31, 2005; 2004; and 2003.

Consolidated statements of cash flows for the years ended December 31, 2005; 2004; and 2003.

Notes to consolidated financial statements.

2.	Financial Statement Schedules

The following financial statements schedules are filed as part of this report.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

Schedule	Title

I.	Summary of investments, other than investments in related parties, as of December 31, 2005.
II.	Condensed financial information of Registrant for December 31, 2005.
III.	Supplementary insurance information for the years ended December 31, 2005; 2004; and 2003.
IV.	Reinsurance for the years ended December 31, 2005; 2004; and 2003.
VI.	Supplemental information concerning insurance operations for the years ended December 31, 2005; 2004; and 2003.

The Report of Independents Registered Public Accounting Firm on Financial Statement Schedules and Financial Statement Schedules I, II, III, IV and VI for Compensation Risk Managers, LLC and its affiliates are included within the Item 8 — Financial Statements and Supplementary Data in this Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required, are not applicable or the information is included in the financial statements or notes thereto.

3.	Exhibits

Exhibit
Number		Description

*1	.1	Underwriting Agreement, by and among the Company, Sandler O’Neill & Partners, L.P., as Representative of the underwriters named therein, and the Initial Owners, dated December 20, 2005
2.1		Reorganization Agreement, by and among the Company, Compensation Risk Managers, LLC, Compensation Risk Managers of California, LLC, EIMAR, L.L.C., Twin Bridges (Bermuda) Ltd., the individuals named therein and Village Holdings, LLC, dated December 7, 2005. Incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Registration Statement on Form S-1 filed on December 7, 2005
3.1		Memorandum of Association of the Company. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on September 19, 2005
3.2		Bye-Laws of the Company. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on September 19, 2005
3.3		Amended and Restated Bye-Laws of the Company. Incorporated by reference to Exhibit 3.3 to Amendment No. 4 to the Registration Statement on Form S-1 filed on December 7, 2005
4.1		Specimen Common Share Certificate. Incorporated by reference to Exhibit 4.1 to Amendment No. 7 to the Registration Statement on Form S-1 filed on December 20, 2005
10.1		Employment Agreement, between the Company and Daniel G. Hickey, Jr., dated November 3, 2005. Incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed on November 28, 2005
10.2		Employment Agreement, between the Company and Martin D. Rakoff, dated November 3, 2005. Incorporated by reference to Exhibit 10.2 to Amendment No. 2 the Registration Statement on Form S-1 filed on November 28, 2005
10.3		Interest and Liabilities Contract to Workers’ Compensation and Employer’s Liability Proportional Reinsurance Agreement, between New York Marine & General Insurance Company and Twin Bridges (Bermuda) Limited, effective December 1, 2003. Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed on September 19, 2005

Exhibit
Number		Description

10.4		Lease Agreement between Oakwood Partners L.L.C. and Compensation Risk Managers, LLC, dated August 5, 2005. Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed on September 19, 2005
10.5		Loan Agreement, dated October 28, 2004, between Compensation Risk Managers, LLC and KeyBank National Association. Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed on September 19, 2005
10.6		Amended and Restated Loan Agreement, dated May 5, 2005, between Compensation Risk Managers, LLC and KeyBank National Association (amending and restating the Loan Agreement, between Compensation Risk Managers, LLC and KeyBank National Association, dated October 28, 2004). Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed on September 19, 2005
10.7		Loan Agreement, between Twin Bridges (Bermuda) Ltd. and KeyBank National Association dated October 28, 2004 ($3 million loan). Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed on September 19, 2005
10.8		Loan Agreement, between Twin Bridges (Bermuda) Ltd. and KeyBank National Association dated October 28, 2004 ($7.5 million loan). Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed on September 19, 2005
10.9		Amendment to Loan Agreement, dated June 30, 2005, between Twin Bridges (Bermuda) Ltd. and KeyBank National Association (amending the Loan Agreement between Twin Bridges (Bermuda) Ltd. and KeyBank National Association, dated October 28, 2004). Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 8, 2005
10.10		Amended and Restated Loan Agreement, dated October 3, 2005, between Twin Bridges (Bermuda) Ltd. and KeyBank National Association (amending and restating the Loan Agreement, dated October 28 and subsequently amended June 30, 2005). Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 8, 2005
10.11		Amended and Restated Loan Agreement, dated October 3, 2005, between Twin Bridges (Bermuda) Ltd. and KeyBank National Association (amending and restating the Loan Agreement dated October 28, 2004). Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 8, 2005
10.12		Amended and Restated Loan Agreement, dated October 3, 2005, between Compensation Risk Managers, LLC and KeyBank National Association (amending and restating the Loan Agreement between Compensation Risk Managers, LLC and KeyBank National Association, dated October 28, 2004 and subsequently amended and restated May 5, 2005). Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1 filed on November 8, 2005
10.13		2005 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.13 to Amendment No. 4 to the Registration Statement on Form S-1 filed on December 7, 2005
10.14		Tax Indemnification Agreement, by and among Compensation Risk Managers, LLC, Compensation Risk Managers of California, LLC, EIMAR, L.L.C., Twin Bridges (Bermuda) Ltd., the individuals named therein and Village Holdings, LLC, dated December 7, 2005. Incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Registration Statement on Form S-1 filed on December 7, 2005
10.15		Employment Agreement, between the Company and Louis J. Viglotti, dated November 22, 2005. Incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Registration Statement on Form S-1 filed on December 7, 2005
10.16		Amendment to Loan Agreement, by and between Twin Bridges (Bermuda) Ltd. and KeyBank National Association dated December 14, 2005 (amending the Amended and Restated Loan Agreement dated October 3, 2005). Incorporated by reference to Exhibit 10.16 to Amendment No. 5 to the Registration Statement on Form S-1 filed on December 16, 2005
21.1		List of subsidiaries of the Company. Incorporated by reference to Exhibit 21.1 to Amendment No. 2 the Registration Statement on Form S-1 filed on November 28, 2005
*23	.1	Consent of Johnson Lambert & Co.
*31	.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

Exhibit
Number		Description

*31	.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
*31	.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
*32	.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
CRM Holdings, Ltd. and Subsidiaries

The audits referred to in our report dated March 23, 2006 include the related financial statement schedules as of December 31, 2005, and for each of the years in the three-year period ended December 31, 2005, included in the Annual Report on Form 10-K. These financial statement schedules are the responsibility of the management of CRM Holdings, Ltd. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic condensed financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Reston, Virginia
March 23, 2006

CRM Holdings, Ltd.

Schedule I
Summary of Investments-Other Than Investments in Related Parties
Years Ended December 31,

			Amount
			Shown on
	Amortized		Balance
Type of Investment	Cost	Fair Value	Sheet

Fixed Maturities:
Bonds:
United States Government and government agencies and authorities
Total Bonds	$8,191,519	$8,185,367	$8,185,367

Total Fixed Maturities	$8,191,519	$8,185,367	$8,185,367

CRM Holdings, Ltd.

Schedule II — Condensed Financial Information of Parent Company

Condensed Balance Sheet
December 31, 2005

Assets
Cash and cash equivalents	$19,442,696
Investments in wholly-owned subsidiaries	47,350,393
Amounts due from subsidiaries	4,695,675

Total assets	$71,488,764

Liabilities and shareholders’ equity
Accrued IPO costs	$2,410,962
Other accrued expenses	308,834

Total liabilities	2,719,796

Common Stock
Authorized 50,000,000,000 shares; $.01 par value;
15,457,115 common shares issued and outstanding;	154,571
790,000 Class B shares issued and outstanding	7,900
Additional paid-in capital	70,056,217
Retained earnings	(298,193)
Unearned compensation, restricted stock	(1,151,527)

Total shareholders’ equity	68,768,968

Total liabilities and shareholders’ equity	$71,488,764

See accompanying notes to condensed financial information of Parent Company

CRM Holdings, Ltd.

Schedule II — Condensed Financial Information of Parent Company

Condensed Statement of Income
For the Year Ended December 31, 2005

Revenues
Investment income	$12,696

Total revenues	12,696

Expenses
Selling, general and administrative expenses	310,889

Total expenses	310,889

Loss before taxes and equity earnings in subsidiaries	(298,193)
Provision for income taxes	—

Loss before equity earnings in subsidiaries	(298,193)
Equity in earnings of subsidiaries	7,572,782

Net income	$7,274,589

See accompanying notes to condensed financial information of Parent Company

CRM Holdings, Ltd.

Schedule II — Condensed Financial Information of Parent Company

Condensed Statement of Cash Flows
For the Year Ended December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,274,589
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(7,572,782)
Amortization of unearned compensation, restricted stock	13,000
Changes in:
Other accrued expenses	308,834

Net cash provided by operating activities	23,641

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in wholly-owned subsidiaries	(47,350,393)

Net cash used in investing activities	(47,350,393)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	68,703,768
Reclassification of net assets of pre-restructuring entities	350,393
Increase in accrued IPO costs	2,410,962
Increase in amounts due from subsidiaries	(4,695,675)

Net cash provided in financing activities	66,769,448

Net increase in cash	19,442,696
Cash and cash equivalents
Beginning	—

Ending	$19,442,696

See accompanying notes to condensed financial information of Parent Company

CRM Holdings, Ltd.

Schedule II — Condensed Financial Information of Parent Company

Notes to Condensed Financial Statements

1.	Condensed Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company’s consolidated financial statements and notes thereto.

2.	Significant Accounting Policies

The Parent Company carries its investments in subsidiaries under the equity method.

3.	Dividends from Subsidiaries

During 2005, no dividends were declared and paid to CRM Holdings, Ltd.

CRM Holdings, Ltd.

Schedule III
Supplementary Insurance Information
Years Ended December 31,

		Future		Other
		Policy		Policy			Losses and
	Deferred	Benefits,		Claims			Loss	Amortization
	Policy	Losses and	Unearned	and	Net	Investment	Adjustment	of Policy	Other	Gross
	Acquisition	Loss	Reinsurance	Benefits	Reinsurance	Income	Expenses	Acquisition	Underwriting	Premiums
	Costs	Expenses	Premiums	Payable	Premiums	Fees	Incurred	Costs	Expenses	Assumed

2005	$441,770	$6,279,744	$1,493,911	$—	$8,362,072	$165,575	$3,583,744	$2,472,786	$395,851	$5,076,033
2004	$1,413,500	$2,696,000	$4,779,950	$—	$5,109,883	$21,670	$2,528,083	$1,511,065	$206,238	$7,105,000
2003	$823,515	$167,917	$2,784,834	$—	$253,167	$88	$167,917	$74,865	$61,749	$3,038,000

CRM Holdings, Ltd.

Schedule IV
Reinsurance
Years Ended December 31,

					Percentage
			Assumed		of Amount
	Direct	Ceded to Other	from Other		Assumed to
	Amount	Companies	Companies	Net Amount	Net

Workers’ Compensation Insurance:
2005	$—	$—	$8,362,072	$8,362,072	100%
2004	$—	$—	$5,109,883	$5,109,883	100%
2003	$—	$—	$253,167	$253,167	100%

CRM Holdings, Ltd.

Schedule VI
Supplemental Information Concerning Insurance Operations
Years Ended December 31,

							Incurred
		Reserve for					Losses and			Paid
	Deferred	Losses and					Loss Adjustment		Amortization	Claims and
	Policy	Loss		Unearned	Net		Expenses Related to:		of Policy	Claim	Gross
	Acquisition	Adjustment	Discount	Reinsurance	Reinsurance	Investment	Current	Prior	Acquisition	Adjustment	Premiums
	Costs	Expenses	Reserves	Premiums	Premiums	Income	Year	Year	Costs	Expenses	Assumed

2005	$441,770	$6,279,744	$—	$1,493,911	$8,362,072	$165,575	$3,583,744	$—	$2,472,786	$—	$5,076,033
2004	$1,413,500	$2,696,000	$—	$4,779,950	$5,109,883	$21,670	$2,528,083	$—	$1,511,065	$—	$7,105,000
2003	$823,515	$167,917	$—	$2,784,834	$253,167	$88	$167,917	$—	$74,865	$—	$3,038,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRM Holdings, Ltd.

/s/  Daniel G. Hickey, Jr.
Daniel G. Hickey, Jr.
Co-Chief Executive Officer

/s/  Martin D. Rakoff
Martin D. Rakoff
Co-Chief Executive Officer

Dated: March 29, 2006

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report has been signed below by the following in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel G. Hickey, Jr. Daniel G. Hickey, Jr.	Co-Chief Executive Officer and Chairman of the Board	March 27, 2006

/s/ Martin D. Rakoff Martin D. Rakoff	Co-Chief Executive Officer and Deputy Chairman of the Board	March 27, 2006

/s/ James J. Scardino James J. Scardino	Chief Financial Officer	March 27, 2006

/s/ Allan W. Fulkerson Allan W. Fulkerson	Director	March 27, 2006

/s/ Daniel G. Hickey, Sr. Daniel G. Hickey, Sr.	Director	March 27, 2006

/s/ David M. Birsner David M. Birsner	Director	March 27, 2006

/s/ Keith S. Hynes Keith S. Hynes	Director	March 27, 2006

/s/ Philip J. Magnarella Philip J. Magnarella	Director	March 27, 2006

/s/ Salvatore A. Patafio Salvatore A. Patafio	Director	March 27, 2006

Signature		Title	Date

/s/ Louis Rosner Louis Rosner		Director	March 27, 2006

/s/ Daniel G. Hickey, Jr. Daniel G. Hickey, Jr.		Authorized Representative in the United States	March 27, 2006

By:	/s/ Daniel G. Hickey, Jr. Daniel G. Hickey, Jr. Attorney-in-fact