Form 10-Q
period 2006-03-31
CRM Holdings, Ltd.
filed 2006-05-12
CIK 1338949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32705

CRM Holdings, Ltd.
(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box HM 2062, Hamilton HM HX Bermuda (Address of principal executive offices)	Not Applicable (Zip Code)

(441) 295-6689
(Registrant’s telephone number, including area code)

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

The number of the registrant’s common shares outstanding as of May 9, 2006 was 15,457,115.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report of CRM Holdings, Ltd. (“CRM Holdings” or the “Company”) includes statements that are not historical or current facts and are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and projections about future events and are identified by terminology such as “may,” “will,” “should,” “expect,” “scheduled,” “plan,” “seek,” “intend,” “anticipate,” “believe,” “estimate,” “aim,” “potential,” or “continue” or the negative of those terms or other comparable terminology. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Although we believe that our plans, intentions and expectations are reasonable, we may not achieve our plans, intentions or expectations.

The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:

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

The Company undertakes no obligation to update publicly or revise any forward-looking statements if it later becomes aware that such results are not likely to be achieved.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

CRM Holdings, Ltd.

Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Investments:
Fixed-maturity securities, available-for-sale	$71,336,571	$8,185,367
Cash and cash equivalents	3,054,059	67,922,802
Cash and cash equivalents, restricted	1,031,564	884,727
Premiums receivable	9,328,483	2,648,455
Accounts receivable	2,463,752	2,066,897
Deferred policy acquisition costs	2,223,130	441,770
Property and equipment, at cost (less accumulated depreciation of $702,016 and $650,663)	1,042,555	971,037
Loans receivable	411,585	412,335
Deferred income taxes	49,200	5,200
Prepaid expenses and other assets	1,021,131	377,350

Total assets	$91,962,030	$83,915,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Reserve for losses and loss adjustment expenses	$7,313,522	$6,279,744
Unearned reinsurance premiums	7,708,825	1,493,911
Unearned management fees	941,082	387,974
Unearned commission income	805,095	931,331
Borrowings under credit facilities	68,743	82,512
Fees payable to general agents and brokers	556,641	585,788
Accrued IPO costs	—	2,410,961
Other accrued expenses	2,528,736	2,813,589

Total liabilities	19,922,644	14,985,810

Common Stock
Authorized 50,000,000,000 shares; $.01 par value; 15,457,115 common shares issued and outstanding;	154,571	154,571
790,000 Class B shares issued and outstanding	7,900	7,900
Additional paid-in capital	66,155,777	66,057,076
Retained earnings	5,742,069	2,716,735
Accumulated other comprehensive loss	(20,931)	(6,152)

Total shareholders’ equity	72,039,386	68,930,130

Total liabilities and shareholders’ equity	$91,962,030	$83,915,940

See Notes to Interim Consolidated Financial Statements.

CRM Holdings, Ltd.

Consolidated Statements of Income
And Comprehensive Income (Unaudited)
Three Months Ended March 31

	2006	2005

Revenues
Fee-based management services:
Management fees	$7,830,346	$6,728,848
Commission income	1,865,094	930,842

	9,695,440	7,659,690
Net reinsurance premiums earned	4,310,687	1,617,000
Investment income	782,633	20,719

Total revenues	14,788,760	9,297,409

Expenses
Losses and loss adjustment expenses	1,033,778	653,168
Fees paid to general agents and brokers	2,752,978	3,079,136
Policy acquisition costs	1,291,610	478,171
Selling, general and administrative expenses	6,709,546	4,132,662
Interest expense	28,514	3,136

Total expenses	11,816,426	8,346,273

Income before taxes	2,972,334	951,136
Income tax benefit	(53,000)	—

Net Income	$3,025,334	$951,136

Basic and fully diluted earnings per share	$0.19	$0.09
Weighted average shares outstanding:
Basic	16,247,115	10,247,115
Fully diluted	16,338,789	10,247,115
Comprehensive Income
Net Income	$3,025,334	$951,136

Other comprehensive loss:
Gross unrealized investment holding losses arising during the period	(14,779)	—

Total comprehensive income	$3,010,555	$951,136

See Notes to Interim Consolidated Financial Statements.

CRM Holdings, Ltd.

Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,025,334	$951,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,383	51,223
Amortization of unearned compensation, restricted stock	98,701	—
Amortization of discounts on fixed-maturity securities	(179,111)	—
Deferred income tax benefit	(44,000)	—
Changes in:
Cash and cash equivalents, restricted	(146,837)	(738,384)
Premiums receivable	(6,680,028)	12,079
Accounts receivable	(396,855)	(508,253)
Deferred policy acquisition costs	(1,781,360)	170,982
Prepaid expenses and other assets	(643,781)	60,993
Reserve for losses and loss adjustment expenses	1,033,778	653,168
Unearned reinsurance premiums	6,214,914	(578,200)
Unearned management fees	553,108	163,332
Unearned commission income	(126,236)	(83,747)
Fees payable to general agents and brokers	(29,147)	(338,804)
Other accrued expenses	(284,854)	581,596

Net cash provided by operating activities	665,009	397,121

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed maturity securities available-for-sale	(82,066,872)	—
Proceeds from sales and maturities of fixed maturities available-for-sale	19,080,000	—
Property and equipment, at cost	(122,900)	(83,822)
Loans receivable, net	750	133,940

Net cash (used in) provided by investing activities	(63,109,022)	50,118

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in accrued IPO costs	(2,410,961)	—
Net borrowings under credit facilities	(13,769)	(19,312)
Distributions paid to LLC Members	—	(1,780,430)

Net cash used in financing activities	(2,424,730)	(1,799,742)

Net decrease in cash	(64,868,743)	(1,352,503)
Cash and cash equivalents
Beginning	67,922,802	1,584,083

Ending	$3,054,059	$231,580

See Notes to Interim Consolidated Financial Statements.

CRM Holdings, Ltd.

Notes to Interim Consolidated Financial Statements (Unaudited)

Note 1.	Nature of Business and Significant Accounting Policies

Organization

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

Basis of Accounting and Principles of Consolidation

The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, and accordingly do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 2005 for CRM Holdings. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operation and cash flows for the three months ended March 31, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated upon consolidation. Business segment results are presented net of all material intersegment transactions.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Those estimates are inherently subject to change, and actual results may ultimately differ materially from those estimates.

CRM Holdings, Ltd.

Notes to Interim Consolidated Financial Statements (Unaudited) — (Continued)

Reclassification

Certain 2005 amounts have been reclassified to conform to the basis of presentation used in 2006.

Recent Accounting Pronouncements

In November 2005, the FASB issued FASB Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, which nullifies certain requirements of Emerging Issues Task Force (EITF) 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments and amends SFAS 115 Accounting for Certain Investments in Debt and Equity Securities and Accounting Principles Board Option (APB) 18, The Equity Method of Accounting for Investments in Common Stocks. The guidance in FSP 115-1 addresses the determination of when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The requirements under FSP 115-1 are effective for reporting periods beginning after December  15, 2005. The Company’s adoption of FSP 115-1 has not had a material effect on the Company’s financial position or results of operations.

On July 14, 2005, the FASB issued a proposed Interpretation, Accounting for Uncertain Tax Provisions, an Interpretation of FASB Statement 109. This proposed Interpretation would clarify the accounting for uncertain tax positions as described in SFAS No. 109, Accounting for Income Taxes, and would require a company to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on an audit basis solely on the technical merit of the position. In October 2005, the FASB confirmed that the guidance in this proposed Interpretation has been delayed. The Company will continue to monitor this guidance and the impact it might have on its consolidated results of operations or financial condition when finalized.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, that changes the requirements for the accounting and reporting of a change in accounting principle made in fiscal years beginning after December 15, 2005. This statement applies to all voluntary changes in accounting principles. The statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than reported in the income statement. The Company’s adoption of SFAS 154 has not had any impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS 123(R) is a revision of SFAS No. 123 and supersedes APB 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires the Company to expense the fair value of employee stock options and other forms of stock-based compensation. As discussed below in Note 2, the Company currently accounts for stock-based compensation in accordance with the fair value method prescribed by SFAS 123(R).

Note 2.	Earnings per Share

Basic earnings per share are calculated using the weighted average number of common and Class B shares outstanding and excludes any dilutive effects of warrants, options and convertible securities. For periods prior to the IPO, the 10,247,115 shares of Common and Class B shares of the Company issued to former owners of the pre-restructuring LLCs and Twin Bridges are assumed to be outstanding for all period presented. Diluted earnings per share are calculated assuming conversion of dilutive convertible securities and the exercise of all dilutive stock options and warrants using the treasury stock method. As of March 31, 2006, there are 121,005 restricted shares and no warrants, options or convertible securities outstanding.

CRM Holdings, Ltd.

Notes to Interim Consolidated Financial Statements (Unaudited) — (Continued)

During the three months ended March 31, 2006, the Company issued 31,246 shares of restricted stock with a fair value of $12.50 per share in accordance with the 2005 Long-Term Incentive Plan. Restricted stock issued under the plan has terms set by the compensation committee, and contain certain restrictions relating to, among other things, vesting and forfeiture in the event of termination of employment. The fair value of the shares awarded is charged to income and recorded within additional paid-in capital within shareholders’ equity ratably over the vesting period of the shares, generally three years.

The following table shows the computation of the Company’s earnings per share:

	For the Three Months Ended March 31, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic net income per share	$3,025,334	16,247,115	$0.19
Effect of dilutive securities:
Unvested restricted shares	—	91,674	—

Fully diluted earnings per share	$3,025,334	16,338,789	$0.19

Fully diluted earnings per share is the same as basic earnings per share for the three months ended March 31, 2006 because the Company had no common share equivalents granted during those periods.

Note 3.	Investments

As of March 31, 2006, investments with a market value of $8,811,133 have been pledged as security under certain credit facilities, respectively, as more fully described in Note 7. All fixed-maturity investments as of March 31, 2006 had been held for less than one year and had remaining maturities of less than one year. For the first three months of 2006 and 2005, the Company did not record any other-than-temporary impairment.

The historical cost and estimated fair value of fixed-maturity securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Three Months Ended March 31, 2006	Cost	Gains	Losses	Fair Value

U.S. Treasury Bills	$54,137,112	$17,026	$(25,065)	$54,129,073
Asset and mortgage backed securities	17,220,390	—	(12,892)	17,207,498

Total investments	$71,357,502	$17,026	$(37,957)	$71,336,571

Note 4.	Deferred Policy Acquisition Costs

Changes in deferred policy acquisition costs are as follows:

As of March 31,	2006	2005

Balance at beginning of period	$441,770	$1,413,500

Policy acquisition costs deferred:
Ceding commissions	2,794,505	296,800
Other	278,465	10,389

	3,072,970	307,189
Amortization of policy acquisition costs	(1,291,610)	(478,171)

Net change	1,781,360	(170,982)

Balance at end of period	$2,223,130	$1,242,518

CRM Holdings, Ltd.

Notes to Interim Consolidated Financial Statements (Unaudited) — (Continued)

Note 6.	Income Taxes

For the periods presented in these financial statements prior to the date of the restructuring, the pre-restructuring LLCs were organized as limited liability companies where the members were taxed on their proportionate share of the LLC’s taxable income. Therefore for CRM, CRM CA and Eimar, income taxes have been provided in these financial statements only for the three months ended March 31, 2006, and not prior. CRM Holdings and Twin Bridges are Bermuda companies. Management believes that CRM Holdings and Twin Bridges are not involved in the active conduct of a trade or business in the U.S. for U.S. tax purposes and as such has not provided for any federal or state and local income taxes for these entities.

The significant components of the consolidated provision for income taxes for the three months ended March 31, 2006 and 2005 were as follows:

Three Months Ended March 31,	2006	2005

Current income tax (benefit) provision
Federal	$(39,000)	$—
State and local	30,000	—

	(9,000)	—

Deferred tax benefit
Federal	(44,000)	—
State and local	—	—

	(44,000)	—

Total income tax benefit	$(53,000)	$—

The income tax provision differs from the amount computed by applying the U.S. Federal income tax rate of 35% to income before taxes as a result of the following:

Three Months Ended March 31,	2006	2005

Theoretical Federal income tax at statutory rate of 35%	$1,041,000	$—
Tax-free Bermuda-domiciled income	(790,000)	—
Income attributable to pre-restructuring LLCs taxed in the hands of its members prior to the IPO date	(332,000)	—
State income taxes net of federal benefit	23,600	—
Other	4,400	—

Income tax benefit	$(53,000)	$—

The tax effects of temporary differences in the accounts of CRM, CRM CA and Eimar that gave rise to deferred income tax assets were as follows:

As of March 31,	2006	2005

Deferred income tax assets:
Property and equipment	$9,000	$—
Employee stock compensation	40,200	—

Net deferred income tax asset	$49,200	$—

CRM Holdings, Ltd.

Notes to Interim Consolidated Financial Statements (Unaudited) — (Continued)

Note 7.	Reinsurance Activity

A summary of reinsurance premiums assumed consisted of the following:

Three Months Ended March 31,	2006	2005

Premiums assumed	$10,525,601	$1,038,800
Change in unearned reinsurance premiums	(6,214,914)	578,200

Net reinsurance premiums earned	$4,310,687	$1,617,000

While no claims within the reinsured layer have been reported through March 31, 2006, one potential loss has been brought to Twin Bridges’ attention. As of March 31, 2006, no case reserves have been recorded. Changes in Twin Bridges’ liability for incurred but not reported losses and loss adjustment expenses (“LAE”) were as follows:

As of March 31,	2006	2005

Liability at beginning of period	$6,279,744	$2,696,000

Incurred losses and LAE relating to:
Current year	1,553,546	653,168
Prior years	(519,768)	—

Total incurred losses and LAE	1,033,778	653,168

Paid losses and LAE relating to:
Current year	—	—
Prior years	—	—

Total paid losses and LAE	—	—

Liability at end of period	$7,313,522	$3,349,168

The reinsurance agreements require Twin Bridges to provide certain collateral to secure its obligations to NY Marine & General. Letters of credit totaling $16,033,566 as of March 31, 2006 serve as collateral under the reinsurance agreements. Of these letters of credit, $9,842,697 as of March 31, 2006 was secured by investments and cash and cash equivalents. The balance of the letters of credit outstanding on those dates was issued pursuant to the Unsecured Letter of Credit Facility.

Note 8.	Related Parties

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

For the Three Months Ended March 31,	2006	2005

Fees paid to general agents and brokers	$56,965	$58,118
Other operating expenses	24,017	17,823

	$80,982	$75,941

Compensation Risk Managers Agency Captive, LLC, (“Agency Captive”), is a licensed insurance broker that shares common ownership with the members of the pre-restructuring LLCs. Agency Captive was originally formed to underwrite a business unrelated to the self-insured groups managed by CRM or CRM CA. As of March 31, 2005, Agency Captive held the brokerage license that CRM and CRM CA used to place the excess coverage with

CRM Holdings, Ltd.

Notes to Interim Consolidated Financial Statements (Unaudited) — (Continued)

U.S. admitted insurers and surety bonds on behalf of the self-insured groups they manage. Agency Captive received the brokerage commissions which were then fully remitted to CRM or CRM CA, as applicable. The brokerage license was owned by Daniel G. Hickey Jr., the Company’s Co-Chief Executive Officer and Chairman of the Board. On January 9, 2006 the license transferred to CRM following which brokerage commissions are paid directly to CRM.

Included in selling, general and administrative expenses are guaranteed payments and bonuses to the members of the pre-restructuring LLCs totaling $0 and $439,014 for the three months ended March 31, 2006 and 2005, respectively.

Note 9.	Contingencies

In April 2005, a former general agent for one of the self-insured groups in California managed by CRM commenced litigation against CRM and CRM CA alleging that CRM wrongfully caused the general agent to be terminated as the general agent for the group and wrongfully assumed the general agent’s responsibilities to the group. The general agent also alleges that CRM had falsely accused the general agent and its principals of wrongfully diverting money and of other wrongful conduct. The general agent’s complaint does not seek a specific amount of damages. CRM intends to defend the litigation vigorously and has asserted counterclaims against the general agent. CRM has been collecting from the self-insured group fees that would have been paid to the general agent subsequent to its termination as the general agent. These fees totaled $471,909 as of March 31, 2006 and are being held by CRM pending the resolution of the disputes with the general agent. This amount is included in cash and cash equivalents, and a corresponding liability is included in accrued expenses, and this cash may be available to reduce loans receivable. A trial is scheduled for July 31, 2006. The matter is being defended by CRM’s general liability and directors’ and officers’ liability carriers.

As referenced in the Form 10-K, litigation was brought against Compensation Risk Managers, LLC and the Healthcare Industry Trust of New York or HITNY by the H.F.C.A. Associates Corp. and seventeen related companies, all of which were members or former members of HITNY. A full and final settlement was reached on March 20, 2006.

Note 10.	Segment Information

The Company has three reportable segments, Fee-Based Management Services, Reinsurance and Corporate and Other. The Company evaluates each segment based on fees and commission income, reinsurance premiums earned or investment income, as applicable, and expenses that are associated with, and directly related to, each segment. The determination for the Fee Based Management Services and Reinsurance segments was based on the Company’s methodology for monitoring the performance of the self-insured group business and reinsurance operations. The Corporate and Other segment reflects primarily investment income, expenses, investments and cash and cash equivalents that are not allocable to the two operating segments. Accounting policies of the segments are the same as those of the Company’s. There are no revenue generating transactions between the segments. The Company has not developed a methodology to allocate non-direct items of expense between the segments.

CRM Holdings, Ltd.

Notes to Interim Consolidated Financial Statements (Unaudited) — (Continued)

The following table sets forth the Company’s revenues, expenses, income before taxes and total assets by business segment and combined:

	For the Three Months Ended March 31, 2006
	Fee-Based
	Management		Corporate and
	Services	Reinsurance	Other	Total

Revenues:
Management fees	$7,830,346	$—	$—	$7,830,346
Commissions	1,865,094	—	—	1,865,094
Net reinsurance premiums	—	4,310,687	—	4,310,687
Investment income	17,564	582,989	182,080	782,633

Total revenues	9,713,004	4,893,676	182,080	14,788,760

Expenses:
Underwriting expenses	—	2,325,388	—	2,325,388
Interest expense	28,514	—	—	28,514
Depreciation and amortization	51,383	—	—	51,383
Operating expenses	8,918,457	80,263	412,421	9,411,141

Total expenses	8,998,354	2,405,651	412,421	11,816,426

Income before taxes	$714,650	$2,488,025	$(230,341)	$2,972,334

Total Assets	$5,954,409	$69,093,749	$16,913,872	$91,962,030

	For the Three Months Ended March 31, 2005
	Fee-Based
	Management		Corporate and
	Services	Reinsurance	Other	Total

Revenues:
Management fees	$6,728,848	$—	$—	$6,728,848
Commissions	930,842	—	—	930,842
Net reinsurance premiums	—	1,617,000	—	1,617,000
Investment income	4,873	15,846	—	20,719

Total revenues	7,664,563	1,632,846	—	9,297,409

Expenses:
Underwriting expenses	—	1,131,339	—	1,131,339
Interest expense	3,136	—	—	3,136
Depreciation and amortization	51,223	—	—	51,223
Operating expenses	7,090,143	70,432	—	7,160,575

Total expenses	7,144,502	1,201,771	—	8,346,273

Income before taxes	$520,061	$431,075	$—	$951,136

Total Assets	$2,096,938	$10,176,113	$—	$12,273,051

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	Fee-based Management Services. We provide fee-based management services for workers’ compensation self-insured groups in New York and California. We began conducting our business of providing management and other services to self-insured workers’ compensation groups in New York through CRM in 1999 and expanded this business to California through CRM CA in October 2003. We form the groups and provide them with a broad range of services, including general management, underwriting, risk assessment, medical bill review and case management, general recordkeeping and regulatory compliance. We also provide safety and loss control services to group members to help reduce workers’ compensation risks and expenses. In New York, we provide claims management services. In addition, we act as a broker and place excess insurance coverage and any required surety bonds for the groups. Each group we manage is composed of participants from the same industry, all of which are located in a single state. We currently manage 14 self-insured groups in 12 industries, with eight groups in New York and six in California. Investment management services are provided for our larger groups by one or more independent investment management firms. Our fee-based management services accounted for approximately 66% of our total revenues and approximately 24% of our income before taxes for the three months ended March 31, 2006 and approximately 82% of our total revenues and approximately 55% of our income before taxes for the three months ended March 31, 2005.

•	Reinsurance. The groups we manage purchase excess workers’ compensation coverage from U.S. admitted insurers to cover claims that exceed a minimum level established by state law or regulation or by administrative determination. We began reinsuring a portion of this coverage through our subsidiary Twin Bridges in December 2003. We write our reinsurance on a quota share basis also known as proportional or pro rata. Under quota share reinsurance, we share the premiums as well as the losses and expenses in an agreed proportion with the U.S. admitted insurer, subject to certain limits. Our reinsurance segment accounted for approximately 33% of our total revenues and approximately 84% of our income before taxes for the three months ended March 31, 2006 and approximately 18% of our total revenues and approximately 45% of our net income for the three months ended March 31, 2005.

•	Corporate and Other. The Company’s corporate and other obligations constitute a reportable segment and includes investment income, general expenses, investments and cash and cash equivalents that relate to general corporate activities and not to one of the Company’s two principal business operations. Our corporate and other segment accounted for approximately 1% of our total revenues and reduced taxable income by 8% for the three months ended March 31, 2006. No results are presented for the three months ended March 31, 2005, as the segment did not exist until the Company’s IPO on December 27, 2005.

We evaluate each segment based on management fees and commission income, reinsurance premiums earned or investment income, as applicable, expenses that are associated with, and directly related to, each segment. The determination of these three segments was based on our methodology for monitoring the performance of our group management business and reinsurance business.

Our Restructuring and Initial Public Offering

The Company completed an initial public offering (“IPO”) on December 27, 2005, listing its shares on the NASDAQ National Market under the symbol “CRMH”. The Company sold 6,000,000 shares of common stock, par value $.01 per share at a price of $13.00. The proceeds to the Company were $68.7 million, net of underwriting and offering expenses of $9,296,231. The Company contributed $47 million of the IPO proceeds to Twin Bridges to support the growth of its reinsurance business and $6.5 million to CRM to repay the entire amount outstanding under the revolving credit facility with KeyBank National Association (“KeyBank”), and for general working capital. The remaining net proceeds were used to purchase fixed-maturity securities or are on deposit in interest bearing accounts.

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

Critical Accounting Policies

We have prepared a current assessment of our critical accounting policies in connection with preparing our interim unaudited consolidated financial statements as of and for the three months ended March 31, 2006 and 2005. We believe that the critical accounting policies set forth in our Form 10-K, filed on March 29, 2006 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue

Our revenues consist primarily of the following:

Fee-based Management Services Revenue.  In New York, the fees we receive from all but one of our groups are based on a percentage of the manual workers’ compensation rates set by the New York State Workers’ Compensation Board that are attributable to the members of the groups we manage, and our fees include claims management services. With respect to our groups in California and one of our groups in New York, our fees are based on a percentage of the premiums paid to the groups we manage by their members. Our groups in California pay the fees for claims management services directly to third party administrators. In addition, our fees for medical bill review and case management services are based on the specific services rendered. We also receive commission income from: (1) U.S. admitted insurers for placing the excess coverage which the groups are required to obtain and (2) insurers for placing the required surety bonds for the groups we manage.

A significant amount of our existing business is dependent on a relatively small number of our managed groups. The Healthcare Insurance Trust of New York, or HITNY, provided approximately 20% and 28% of our revenues from fee-based management services for the three months ended March 31, 2006 and 2005, respectively. Two other groups, Contractors Access Program of California and Elite Contractors Trust of New York each provided approximately 18% of revenues from fee-based management services, while Transportation Industry Workers’ Compensation Trust of New York provided approximately 14% of revenues from fee-based management services for the three months ended March 31, 2006. Elite Contractors Trust of New York, Transportation Industry Workers’ Compensation Trust of New York and Contractors Access Program of California, provided approximately 19%, 13% and 11%, respectively, of our revenues from fee-based management services for the three months ended March 31, 2005.

Commission income from NY Marine & General represented 78% and 69% of reinsurance commission for the three months ended March 31, 2006 and 2005, respectively. U.S. admitted insurers other than NY Marine & General pay commissions to CRM and CRM CA for any coverage placed with such U.S. admitted insurers equal to 10% of gross premiums. The coverage placed with these U.S. admitted insurers is generally for “catastrophic coverage” for losses and loss adjustment expenses which exceed the per occurrence limits of the coverage currently provided by NY Marine & General.

In December, 2005, we executed a agreement with NY Marine & General with respect to our reinsurance of the excess coverage which NY Marine & General provides to our groups. In connection with the agreement, we have agreed to lower the commission paid to CRM and CRM CA for any excess coverage placed with NY Marine & General from 20% of gross premiums under our expired agreement to 15%. Under the terms of the agreement, NY Marine & General will offer coverage to our groups for all losses and loss adjustment expenses in excess of the $500,000 per occurrence liability typically retained by the groups upon the renewal of their excess coverage policies, eliminating the need for our groups to purchase catastrophic coverage from other U.S. admitted insurers. Consequently, we believe that, although we have agreed to lower the percentage of gross premiums payable by NY Marine & General to CRM and CRM CA as commissions, our commission income will increase to the extent our groups elect to obtain all of their excess coverage from NY Marine & General. For the three months ended March 31, 2006 reinsurance commissions earned under the expired agreement versus the new agreement were approximately 45% and 55% of reinsurance commissions, respectively.

Reinsurance Premiums.  We reinsure a portion of the excess coverage obtained by the self-insured groups that we manage. NY Marine & General provides the excess coverage for 13 of our 14 groups. Under the reinsurance agreement that expired on November 30, 2005, we reinsured 50% of the risks NY Marine & General underwrote and received 50% of the premiums, which we refer to as our assumed premium, paid to NY Marine and General by these groups. We allowed a ceding commission of 28% of our assumed premium to cover acquisition, general and administrative expenses, a further 2% for stop-loss coverage and 1% to cover the U.S. federal excise tax, or a total of 31% of our assumed premium. The stop loss coverage limits our losses under our reinsurance agreement to 181.16% of our assumed premium, net of the ceding commission and the cost of the stop-loss coverage and the U.S. federal excise tax. Our net reinsurance premiums are comprised of our assumed premium, net of the 2% fee for the stop-loss coverage. The ceding commission of 28% of our assumed premium, and the 1% cost to cover the U.S. federal excise tax, are recorded as part of policy acquisition costs. NY Marine & General in turn pays a commission equal to 20% of gross premiums to CRM and CRM CA for any excess coverage placed with NY Marine & General by CRM or CRM CA. Premiums earned under the expired quota share agreement approximate 39% of earned premium for the three months ended March 31, 2006.

Pursuant to the executed agreement for all policies written subsequent to November 30, 2005, we reinsure 70% of the excess coverage provided to our groups for losses up to $5,000,000 in excess of $500,000, by NY Marine & General in exchange for 70% of the premiums paid to NY Marine & General by our groups. We will allow NY Marine & General a ceding commission which we estimate will be 23.5% of our new assumed premiums to cover its acquisition, general and administrative expenses and additional amounts to cover U.S. federal excise tax and certain other costs which we estimate will be 3.45% of our new assumed premiums. NY Marine & General will in turn pay a commission equal to 15% of gross premiums to CRM and CRM CA for any excess coverage placed with NY Marine & General by CRM or CRM CA. Premiums earned for policies renewing under the new quota share agreement are approximately 61% of earned premium for the three months ended March 31, 2006.

The new agreement provides that NY Marine & General will offer full statutory excess coverage for losses and loss adjustment expenses in excess of $500,000 per occurrence retained by the groups. NY Marine & General will seek reinsurance from other insurers to cover 100% of losses and loss adjustment expenses in excess of $5,000,000 per occurrence up to $50 million per occurrence, as well as reinsurance of losses and loss adjustment expenses in excess of $3 million per occurrence up to a per occurrence limit of $5 million, subject to an annual aggregate deductible of $5 million. The excess reinsurance secured by NY Marine & General NY Marine & General and Twin Bridges share proportionately the layer in excess of $50 million to statutory limits.

inures to the benefit of Twin Bridges proportionately to its 70% quota share participation. For this, Twin Bridges cedes a premium of approximately 11% of the gross premiums it assumes from NY Marine & General. NY Marine & General and Twin Bridges share proportionately the layer in excess of $50 million to statutory limits.

The agreement also provides that NY Marine & General will offer frequency coverage to our groups of $2 million. This coverage will provide for attachment points at various levels determined by the groups’ funded premiums. NY Marine & General will offer this expanded coverage to our groups upon renewal of their excess coverage policies.

The agreement also provides for Twin Bridges to assume 100% (rather than 70%) of direct losses if the net loss ratio after reinsurance recoveries exceeds 70%. The higher participation will continue until the net loss ratio after reinsurance recoveries equals 90%, when Twin Bridges’ participation will revert to 70%.

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

Under the agreement, CRM Holdings will be required to guarantee Twin Bridges’ performance of its obligations under any definitive reinsurance agreement with NY Marine & General, subject to regulatory approval, if required.

Investment Income.  Our investment portfolio is comprised of short-term U.S. treasury bills, asset and mortgage-backed securities and cash and money market equivalents. Our investment income is dependent upon the average invested assets in our portfolio and the yield that we earn on those invested assets. Our investment yield depends on market interest rates and the credit quality and maturity period of our invested assets. In addition, we expect to realize capital gains or losses on sales of investments as a result of changing market conditions, including changes in market interest rates and changes in the credit quality of our invested assets.

During the first quarter of 2006, our Finance and Investment Committee approved the Company’s general investment objectives, policies and guidelines with the assistance of independent investment managers. The investment objectives and policies set preservation of capital as the primary objective, subject to an appropriate degree of liquidity. Maximization of investment returns and safeguarding of investments are important but secondary objectives.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of personnel expenses, professional fees and other operating costs. We anticipate that in the future, selling, general and administrative expenses will continue to increase in relation to our growth. In addition, our regulatory and compliance costs have increased significantly since we became a publicly traded company. All non-direct operating expenses are included in our fee-based management services segment.

Income Taxes.  Prior to the consummation of the restructuring, CRM, CRM CA and Eimar were separate, stand-alone limited liability companies beneficially owned by the former owners. The members of a limited liability company are taxed on their proportionate share of the limited liability company’s taxable income. Therefore, no provision or liability for federal and state income taxes had been included in the financial statements. Subsequent to the restructuring, CRM, CRM CA and Eimar are subject to U.S. federal and state income taxes, which reduces our net income.

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

California has undergone a period of rapid growth in the formation of new self-insured groups. From 1999 until 2006, average workers’ compensation rates increased by nearly 50% after taking into account significant average rate decreases during the last two years. As a result of this overall increase, approximately 26 private self-insured groups have been formed in California since 2001 when California authorized the formation of private self-insured groups. California Bill 899 was passed in April 2004 with the goal of reducing over time the medical and indemnity benefits paid to injured workers. This legislation has allowed insurers to reduce rates. In addition, the Workers’ Compensation Insurance Rating Bureau has recommended an overall 16% rate decrease to be effective for policies written subsequent to June 30, 2006. Despite the effects of this and previous rate decreases over the past two years, California workers’ compensation insurance rates remain actuarially sufficient to cover the claims and expenses of the self-insured groups.

In contrast to the California market, self-insured groups have existed in New York since the mid-1990s and the market is substantially more mature, with approximately 64 groups in existence. New York is in the process of reevaluating its regulations relating to the formation of new groups. This has led to a temporary moratorium on the formation of new groups. This moratorium should not affect our ability to grow in New York as we believe we have formed groups in all desired industry classes that we have targeted. We believe growth in our New York business will occur as a result of increases in the number of members in our existing groups and recently approved manual rate increases. Following three years of relatively stable rates, the New York Workers’ Compensation Board passed a rate increase in July 2005 averaging five percent across all industry groups. This increase became effective in October 2005, and manual rates across the industries in which we have formed self-insured groups will increase by approximately 8% on average commencing in 2006. Some of the prospective revenue growth created by the rate increase was offset by attrition in group membership due to underwriting actions and competitive business conditions.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to our consolidated financial statements included elsewhere in this Form 10-Q and in our Form 10-K for the year ended December 31, 2005.

Our consolidated financial statements contain certain amounts that are inherently subjective in nature and require management to make certain judgments and assumptions in the application of accounting policies used to determine those amounts reported in the consolidated financial statements. The use of different assumptions could produce materially different estimates of the reported amounts. In addition, if factors such as those described in “Risk Factors” in Form 10-K for the year ended December 31, 2005, cause actual events to differ materially from management’s assumptions used in applying the relevant accounting policy, there could be a material adverse effect on our financial condition and results of operations.

Consolidated Results of Operations

The following is a discussion of our consolidated and combined results of operations for the three months ended March 31, 2006 and 2005.

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Total Revenues.  Total revenues increased 59%, or $5,491,351 to $14,788,760 for the three months ended March 31, 2006 from $9,297,409 for the three months ended March 31, 2005. Of this increase, 37% was attributable to growth in our fee-based management services segment, particularly in California, and 59% of this increase was attributable to the increase in our reinsurance segment. Of the revenues from our fee-based management services segment for the three months ended March 31, 2006, 66% and 34% were attributable to revenues from our groups in New York and in California, respectively, compared to 78% and 22%, respectively, of these revenues for the three months ended March 31, 2005. Of the revenues from our reinsurance segment for the three months ended March 31, 2006, 39% and 61% were attributable to our groups in New York and in California, respectively, compared to 78% and 22%, respectively, of these revenues for the three months ended March 31, 2005. The change in the distribution of reinsurance premiums between New York and California is primarily due to the timing of renewals under our new reinsurance agreement with NY Marine & General. Five of the New York and one of the California groups have scheduled renewal dates subsequent to March 31, 2006. As such, we continue to recognize premiums pursuant to the old reinsurance agreement, which continues to be effective for these groups.

Revenues from Fee-based Management Services.  Revenues from fee-based management services for the three months ended March 31, 2006 increased 27%, or $2,035,750, to $9,695,440 from $7,659,690 for the comparable period in 2005. Of this increase, 57% was attributable to the growth in our self-insured groups covering the contracting industry. Of this growth in revenues 80% is attributable to our groups in California as our relatively new market presence gained momentum. Revenues from fee-based management services attributable to our groups in New York increased by 7% to $6,401,475 for the three months ended March 31, 2006 from $5,987,253 for the comparable period in 2005. Revenues attributable to our New York groups were adversely affected by lower fees received from the Healthcare Industry Trust of New York, or HITNY, our largest group, as a result of a modification to our agreement with HITNY. This modification changed the basis on which HITNY’s rates are calculated to negotiated rates from New York manual premium rates. The increase to New York manual premium rates passed by the New York Workers’ Compensation Board in July 2005 are effective for new and renewal business after October 1, 2005 and should positively impact management fee revenue that we receive from most of the New York groups we manage. Over the next year, we expect moderate growth in New York and relatively more rapid growth in California. The table below provides information about our revenues from our fee-based management services segment attributable to the groups we manage in New York and California:

	Three Months Ended March 31,
	2006		2005
	NY	CA	NY	CA

Total revenues from fee-based management services	$6,401,475	$3,293,965	$5,987,253	$1,672,437

Revenues from Reinsurance.  Net reinsurance premiums increased 167%, or $2,693,687, to $4,310,687 for the three months ended March 31, 2006 from $1,617,000 for the three months ended March 31 2005. This increase is attributable to the increase in the number of participants in the self-insured groups that we manage for which Twin Bridges reinsures a portion of the excess coverage these groups obtain. Geographically, 84% of the growth in net reinsurance premiums in the first three months of 2006 was attributable to the groups we manage in California. Over the next year, we expect continued growth in our reinsurance business in California. The table below provides information about our revenues from our reinsurance segment attributable to the groups we manage in New York and California:

	Three Months Ended March 31,
	2006		2005
	NY	CA	NY	CA

Total net reinsurance premiums	$1,676,524	$2,634,163	$1,254,400	$362,600

Investment Income.  Investment income for the three months ended March 31, 2006 increased to $782,633 from $20,719 for the three months ended March 31, 2005. This increase was primarily due to an increased level of investments held by our reinsurance and corporate segment.

Total Expenses.  Total expenses increased 42%, or $3,470,153, to $11,816,426 for the three months ended March 31, 2006 from $8,346,273 for the three months ended March 31, 2005. Of the total expenses for the three months ended March 31, 2006, $8,998,354, or 76%, was attributable to our fee-based management services segment, $2,405,651, or 20% was attributable to our reinsurance segment and $412,421 or 4% was attributable to our corporate and other segment.

Losses and loss adjustment expenses.  Losses and loss adjustment expenses increased 58%, or $380,610, to $1,033,778 for the three months ended March 31, 2006 from $653,168 for the three months ended March 31, 2005. This increase was much less than the 167% increase in net reinsurance premiums during the same period because of the refinement of estimated loss reserves. Specifically, loss reserves for the 2003 and 2004 accident years were in excess of actuarially selected ranges and were adjusted to be close to their respective midpoints. For the three months ended March 31, 2006 and 2005, we estimated losses and loss adjustment expenses to be 24% and 40% of net reinsurance premiums, respectively. These loss reserve estimates are reviewed regularly pursuant to an actuarial analysis and are adjusted as experience develops or new information becomes known; such adjustments are included in income in the period in which they are made. While no claims within the reinsured layer have been reported through March 31, 2006, one potential loss has been brought to Twin Bridges’ attention. As of March 31, 2006, no case reserves have been recorded.

Fees paid to general agents and brokers.  Fees paid to general agents and brokers decreased 11%, or $326,158, to $2,752,978 for the three months ended March 31, 2006 from $3,079,136 for the three months ended March 31, 2005. A reduction of compensation to general agents in New York was somewhat offset by an increase in compensation to our general agents in California.

Policy Acquisition Costs.  Policy acquisition costs increased 170%, or $813,439, to $1,291,610 for the three months ended March 31, 2006 from $478,171 for the three months ended March 31, 2005. These costs are a fixed percentage (approximately 30%) of our assumed net reinsurance premiums and grew in proportion to the 167% increase in net reinsurance premiums discussed above.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 62% or $2,576,884 for the three months ended March 31, 2006 to $6,709,546 from $4,132,662 for the three months ended March 31, 2005. 43%, of this increase is attributable to increased payrolls, related employee expenses and directors’ fees. The total number of employees in our fee-based management services segment increased from 144 as of March 31, 2005 to 172 as of March 31, 2006. During this period, we added 7 employees in New York for CRM, 13 employees in California for CRM CA and 8 employees in New York for Eimar. In addition, as our fee-based management services business continues to grow, we will need to hire additional staff. Approximately $1,186,863, or 55%, of the increase in selling, general and administrative expenses in our fee-based management services segment for the three months ended March 31, 2006 is attributable to increases in other components of selling, general and administrative expenses, including professional fees, travel and entertainment, and insurance expenses. These expenses rose significantly as we expanded in California. Office and administrative expenses of our reinsurance segment amounted to $80,263 for the three months ended March 31, 2006, compared to $70,432 for the three months ended March 31, 2005. We contract with Quest Management Services Limited, an independent management firm based in Bermuda, to perform general and administrative functions for Twin Bridges. We will continue to add additional employees to complete our anticipated staffing needs to operate as a public company. As a public company, we have incurred $412,421 for the first three months ended March 31, 2006 of directors’ fees, legal and accounting fees and other professional services in our corporate and other segment.

Income Tax Benefit.  Income tax benefit of $53,000 for the three months ended March 31, 2006 represented the income tax benefit on taxable income of CRM, CRM CA and Eimar. The income tax benefit included a current tax benefit of $9,000 and a deferred tax benefit of $44,000. Both the Company and Twin Bridges are domiciled in Bermuda and are not subject to U.S. taxation.

Prior to the restructuring and IPO, CRM, CRM CA and Eimar were organized as limited liability companies where the former owners were taxed individually on their proportionate share of the separate stand alone LLCs’ cash basis taxable income. Subsequent to the restructuring and IPO, these companies are taxed on their separate GAAP basis taxable income. Included in the pre-restructuring companies’ cash basis taxable income were commission income, management fee income and expenses that were deferred under GAAP but taxed in the hands of the LLC owners on a cash basis. These amounts are classified as permanent tax differences, so that income according to GAAP is not taxed in the post restructuring entities since the income was already passed through to the former owners of the LLCs and taxed in their hands.

The deferred tax benefit of $44,000 is due to temporary differences from employee stock compensation and depreciation of property and equipment being reported differently for financial statement versus federal and state income tax purposes.

Net Income.  Net income increased 218%, or $2,074,198 to $3,025,334 for the three months ended March 31, 2006 from $951,136 for the three months ended March 31, 2005. Net income as a percentage of revenues was 21% for the three months ended March 31, 2006 compared to 10% for the three months ended March 31, 2005.

Income before taxes from Fee-based Management Services.  Income before taxes from our fee-based management services segment for the three months ended March 31, 2006 increased 37%, or $194,589 to $714,650, or 7% or our fee-based management services revenues for the three months then ended, from $520,061, or 7% of our fee-based management services revenues, for the three months ended March 31, 2005.

Income before taxes from Reinsurance.  Income before taxes from our reinsurance segment for the three months ended March 31, 2006 increased 477%, or $2,056,950, to $2,488,025, or 51% of our reinsurance segment revenues for the three months then ended, from $431,075, or 26% of our reinsurance segment revenues, for the three months ended March 31, 2005.

Liquidity and Capital Resources

We are organized as a Bermuda exempted holding company, and as such, have no direct operations. Our assets consist of investments in our subsidiaries through which we conduct substantially all of our management and other services for the self-insured groups that we manage and our reinsurance operations. We have subsidiary operations in Bermuda and the United States. Funds to meet any obligations we may have will come primarily from dividends, interest and other statutorily permissible payments from our subsidiaries. The ability of our subsidiaries to make these payments will be limited by the applicable laws and regulations of the domiciles in which the subsidiaries operate. In addition, we are subject to a U.S. federal withholding tax of 30% on any dividends paid to us from our U.S. subsidiaries. Accordingly, we do not expect to receive dividends from our U.S. subsidiaries for the foreseeable future. In addition, Bermuda law and regulations will restrict the payment of dividends from retained earnings, or distributions out of contributed surplus, by Twin Bridges unless certain regulatory requirements are met. Pursuant to our recently executed agreement with NY Marine & General, Twin Bridges will be restricted from distributing more than 10% of its retained earnings by way of dividends, inter-company transfers or related party loans since the date of its last audited financial statements.

Cash Flows

Net cash provided by operating activities amounted to $665,009 for the three months ended March 31, 2006, compared to $397,121 for the three months ended March 31, 2005. For the three months ended March 31, 2006, major components of cash provided by operating activities were net income of $3,025,334, the increases in unearned reinsurance premiums of $6,214,914, reserves for losses and loss adjustment expenses of $1,033,778, and unearned management fees of $553,108, somewhat offset by the increases in premiums receivable of $6,680,028, deferred policy acquisition costs of $1,781,360, prepaid expenses of $643,781 and accounts receivable of $396,855. The major components of cash provided by operating activities for the three months ended March 31, 2005, were net income of $951,136, increases in other accrued expenses of $581,596 and reserves for losses and loss adjustment expenses of $653,168, somewhat offset by decreases in unearned reinsurance premiums of $578,200, fees payable to general agents and brokers of $338,804 and increases in restricted cash and cash equivalents of $738,384 and accounts receivable of $508,253.

Net cash used in investing activities amounted to $63,109,022 for the three months ended March 31, 2006 as compared to net cash provided by investing activities of $50,118 for the three months ended March 31, 2005. For the three months ended March 31, 2006, investing activities were primarily purchases of fixed maturity securities of $82,066,872, somewhat offset by sales and maturities of fixed maturity securities of $19,080,000. For the three months ended March 31, 2005, capital expenditures totaled $83,822 and net repayments of loans receivable totaled $133,940.

Net cash used by financing activities for the three months ended March 31, 2006 totaled $2,424,730 as compared to $1,799,742 for the three months ended March 31, 2005. The major component of cash used by financing activities for the three months ended March 31, 2006 was the decrease in accrued IPO costs of $2,410,961. The major component of cash used in financing activities for the three months ended March 31, 2005 was distributions to the members of pre-restructuring LLCs of $1,780,430.

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

We have an option to purchase a building, which is currently under construction, with parking space and office space on approximately three acres in Poughkeepsie, New York. The option is exercisable 120 days prior to the anticipated occupancy of the building under our lease. The term of the lease will commence in the second quarter of 2007 or such later date on which the construction is substantially complete and the building is available for occupancy. The option price is approximately $3,500,000 plus all documented out-of-pocket construction costs after May 1, 2005. If we fail to exercise this initial option, we have an additional option to purchase the building during the first two years of our lease for the fair market value of the property, which will not be less than $3,500,000 plus the costs incurred by the landlord in developing and constructing the building. If we do exercise the option, we intend to finance the acquisition of the property with proceeds from a commercial mortgage.

Sources of Cash

We expect our future sources of funds will consist of fees and commissions earned from our fee-based management services business, premiums written in connection with our reinsurance business, investment income and proceeds from sales and redemptions of investment assets. CRM has entered into a revolving credit facility with KeyBank under which CRM is entitled to borrow up to $5,000,000 until June 30, 2006. Borrowings under the facility may be used for general business purposes. Loans under the facility, which expires on June 30, 2006, are due on demand. Interest on the loans outstanding under the facility is payable monthly at a rate per annum equal to KeyBank’s prime rate from time to time. All of CRM’s obligations under the facility are secured by a lien on substantially all of CRM’s assets and is guaranteed by CRM CA, Eimar and Compensation Risk Managers Agency Captive, LLC, or Agency Captive, a licensed insurance broker that is owned by the former owners. The facility limits CRM’s ability to purchase or sell assets otherwise than in the ordinary course of business, prohibits CRM from permitting any liens on its assets, subject to customary exceptions, prohibits CRM from incurring debt for borrowed money, including leases, except for trade debt incurred in the normal course of business and indebtedness or leases for term loans, leases, vehicles or equipment of up to $400,000, limits mergers and consolidations of CRM and prohibits investments and loans by CRM. As of March 31, 2006 there is no balance outstanding under the credit facility.

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

Posting of Security by Twin Bridges

Under a current agreement with NY Marine & General, Twin Bridges is required to post security, for any unpaid liabilities under the contract. Twin Bridges has entered into a letter of credit loan facility (the “Unsecured Letter of Credit Facility”) with KeyBank under which Twin Bridges is entitled to draw letters of credit. As of March 31, 2006 and December 31, 2005, the unsecured letter of credit facility allowed for up to $6,500,000 of borrowings. Twin Bridges pays a fee of 1.5% of the principal amount of each letter of credit drawn. The Unsecured Letter of Credit Facility terminates on June 30, 2006. The loan agreement contains covenants similar to the covenants in CRM’s revolving credit facility with KeyBank described in Sources of Cash in this Form 10-Q. The borrowings outstanding under it have been guaranteed by CRM, CRM CA, Eimar and Agency Captive.

In addition, Twin Bridges entered into a second letter of credit loan facility (the “Secured Letter of Credit Facility”) with KeyBank under which Twin Bridges is entitled to draw letters of credit in the principal amount of up to $7,500,000, for which Twin Bridges pays a fee of 0.75% of the principal amount of each letter of credit drawn. Any letter of credit issued under the Secured Letter of Credit Facility is secured by investments, cash and cash equivalents held in a carrying value in equal amount. The Secured Letter of Credit Facility will expire on June 30, 2006. Twin Bridges also has informal arrangements with KeyBank and Smith Barney Citigroup pursuant to which Twin Bridges may obtain cash collateralized letters of credit.

At March 31, 2006, letters of credit in the principal amount of $6,190,869 were outstanding under the Unsecured Letter of Credit Facility and letters of credit in the amount of $9,842,697 were outstanding under the Secured Letter of Credit Facility and an informal arrangement with Smith Barney Citigroup. Until October 2005, the Unsecured Letter of Credit Facility and the Secured Letter of Credit Facility were guaranteed personally by the former owners. Under our new agreement with NY Marine and General, we will be required to increase the amount of security we provide to as we increase the amount of excess coverage we reinsure. In addition, we believe that any reinsurance arrangement we may enter into with other U.S. admitted insurers will likely also contain similar security requirements.

Off-Balance Sheet Transactions

We have no off-balance sheet arrangements or transactions with unconsolidated, special purpose entities.

ITEM 3 —	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk can be described as the risk of change in fair value of a financial instrument due to changes in interest rates, creditworthiness, foreign exchange rates or other factors. We will seek to mitigate that risk by a number of actions, as described below.

Disclosure About Market Risk

Our exposure to market risk is confined to our fixed income investments and cash and cash equivalents. We currently invest in highly-rated financial instruments, primarily United States treasury bills, asset and mortgage-backed securities and money market funds and maintain an effective portfolio duration of less than four months. We do not currently hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.

Credit Risk

As we broaden our array of invested assets, we expect our portfolio will primarily include fixed income securities and short-term investments, which will be subject to credit risk. This risk is defined as default or the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. Our risk management strategy and investment policy is to earn competitive relative returns while investing in a diversified portfolio of securities of high credit quality issuers, and to limit the amount of credit exposure to any one issuer.

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

ITEM 4 — CONTROLS AND PROCEDURES

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

In connection with the audit of the Companies’ financial statements for the year ended December 31, 2005, procedures and controls over our accounting and financial reporting functions were not sufficient. Further, we did not have adequate procedures and controls over the completeness and accuracy of manual interfaces between the underwriting database and the various financial activities and records of the Company. Significant revenue streams, including reinsurance premiums, commission income, and management fees, as well as the expense recorded for fees to general agents and brokers, are dependent on information in the underwriting database. In addition, the segregation of duties over cash was not appropriate and more formalized controls were required.

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

(3) Requiring senior accounting personnel to implement and document formal review and approvals of key tasks and calculations; and

(4) Hiring an independent internal controls consulting firm to document, analyze, identify and test our internal controls.

Our management believes that the above measures, when implemented, will address the material weakness described above. The Audit Committee and management will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action, as appropriate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred in the first quarter of 2006 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

In April 2005, a former general agent for one of the self-insured groups in California managed by CRM commenced litigation against CRM and CRM CA alleging that CRM wrongfully caused the general agent to be terminated as the general agent for the group and wrongfully assumed the general agent’s responsibilities to the group. The general agent also alleges that CRM had falsely accused the general agent and its principals of wrongfully diverting money and of other wrongful conduct. The general agent’s complaint does not seek a specific amount of damages. CRM intends to defend the litigation vigorously and has asserted counterclaims against the general agent. CRM has been collecting from the self-insured group fees that would have been paid to the general agent subsequent to its termination as the general agent. These fees totaled $471,909 as of March 31, 2006 and are being held by CRM pending the resolution of the disputes with the general agent. This amount is included in cash and cash equivalents, and a corresponding liability is included in accrued expenses, and this cash may be available to reduce the loan to the general agent as described in Note 5. Loans Receivable in our December 31, 2005 Form 10-K . A trial is scheduled for July 31, 2006. The matter is being defended by CRM’s general liability and directors’ and officers’ liability carriers.

As referenced in the Form 10-K, litigation was brought against Compensation Risk Managers, LLC and the Healthcare Industry Trust of New York or HITNY by the H.F.C.A. Associates Corp. and seventeen related companies, all of which were members or former members of HITNY. A full and final settlement was reached on March 20, 2006.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 9, 2006, CRM Holdings, Ltd held its 2006 Annual General Meeting of Shareholders, at which the shareholders voted upon the following matters:

(1) the election of David M. Birsner, Daniel G. Hickey, Sr. and Dr. Phillip J. Magnarella as Class I Directors and Charles I. Johnston as a Class III Director to the Board of Directors of the Company, each to serve until the end of such Director’s term, as described in the proxy statement, and until such Director’s successor shall has been duly elected and qualified or until such Directors’ earlier death, resignation or removal;

(2) to direct CRM Holdings, Ltd. to elect director designees to serve as directors of Twin Bridges (Bermuda) Ltd; and

(3) the appointment of Johnson Lambert & Co. as independent auditors for CRM Holdings, Ltd. for the year ending December 31, 2006 and to authorize the Board of Directors, acting through the Audit Committee, to set the fees for the independent auditors.

CRM Holdings, Ltd’s shareholders appointed the four nominees as directors and directed the Company to elect the director designees to serve as directors of Twin Bridges (Bermuda) Ltd. The Company’s shareholders also appointed Johnson Lambert & Co. as the independent auditors and authorized the Board of Directors, acting through the Audit Committee, to set the fees for the independent auditors. Set forth below is the number of votes cast for and against, and the number of abstentions/withheld votes and broker non-votes with respect to each matter voted upon:

					Broker/
				Abstain/	Non-
		For	Against	Withheld	Votes

1.	Appointment of Directors
	David M. Birsner	13,387,808		789,602
	Daniel G. Hickey, Sr.	13,387,706		789,704
	Dr. Philip J. Magnarella	13,900,734		276,676
	Charles I. Johnston	14,065,433		111,977
2.	Designation of Directors for Twin Bridges (Bermuda) Ltd.
	Daniel G. Hickey, Jr.	13,551,385		626,025
	Martin D. Rakoff	13.387,910		780,500
	David M. Birsner	13,387,809		789,601
	Daniel G. Hickey, Sr.	14,065,535		111,875
	Keith S. Hynes	13,900,938		276,472
	Charles I. Johnston	14,065,535		111,875
	Dr. Philip Magnarella	14,065,535		111,875
	Salvatore A. Patafio	14,064,515		112,895
	Louis Rosner, Esq.	13,900,938		276,472
3.	Appointment of Johnson Lambert & Co.	14,085,569	88,578	3,264

ITEM 6 —	EXHIBITS

1. Exhibits

Exhibit
Number	Description

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRM Holdings, Ltd.

/s/  Daniel G. Hickey, Jr.
Daniel G. Hickey, Jr.
Co-Chief Executive Officer

/s/  Martin D. Rakoff
Martin D. Rakoff
Co-Chief Executive Officer

/s/  James J. Scardino
James J. Scardino
Chief Financial Officer

Dated: May 9, 2006