Form 10-Q
period 2006-06-30
CRM Holdings, Ltd.
filed 2006-08-08
CIK 1338949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

The number of the registrant’s common shares outstanding as of August 6, 2006 was 15,457,115.

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

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

CRM Holdings, Ltd.

Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Investments:
Fixed-maturity securities, available-for-sale	$59,404,864	$8,185,367
Cash and cash equivalents	13,974,668	67,922,802
Cash and cash equivalents, restricted	4,749,164	884,727
Premiums receivable	15,765,360	2,648,455
Accounts receivable	2,778,222	2,057,797
Deferred policy acquisition costs	4,248,417	441,770
Property and equipment, at cost (less accumulated depreciation of $754,328 and $650,663)	1,094,374	971,037
Loans receivable	408,521	412,335
Deferred income taxes	103,200	5,200
Prepaid expenses	1,599,569	245,775
Other assets	161,480	131,575

Total assets	$104,287,839	$83,906,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
Reserve for losses and loss adjustment expenses	$8,510,971	$6,279,744
Unearned reinsurance premiums	14,083,010	1,493,911
Unearned management fees	1,965,201	387,974
Unearned commission income	28,940	931,331
Borrowings under credit facilities	56,609	82,512
Fees payable to general agents and brokers	1,080,892	759,788
Accrued IPO costs	—	2,410,961
Other accrued expenses	2,674,540	2,630,489

Total liabilities	28,400,163	14,976,710

Common Stock
Authorized 50,000,000,000 shares; $.01 par value; 15,457,115 common shares issued and outstanding;	154,571	154,571
790,000 Class B shares issued and outstanding	7,900	7,900
Additional paid-in capital	66,299,141	66,057,076
Retained earnings	9,463,875	2,716,735
Accumulated other comprehensive loss	(37,811)	(6,152)

Total shareholders’ equity	75,887,676	68,930,130

Total liabilities and shareholders’ equity	$104,287,839	$83,906,840

See Notes to Interim Consolidated Financial Statements.

CRM Holdings, Ltd.

Consolidated Statements of Income
And Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005

Revenues
Fee-based management services:
Management fees	$8,437,631	$7,655,302	$16,267,979	$14,384,151
Commission income	1,469,917	1,179,451	3,335,009	2,110,292

	9,907,548	8,834,753	19,602,988	16,494,443
Net reinsurance premiums earned	5,603,016	1,428,146	9,913,704	3,045,146
Investment income	856,749	32,746	1,639,383	53,464

Total revenues	16,367,313	10,295,645	31,156,075	19,593,053

Expenses
Losses and loss adjustment expenses	1,197,452	651,894	2,231,227	1,305,062
Fees paid to general agents and brokers	2,513,614	2,548,576	5,266,592	5,627,711
Policy acquisition costs	1,681,434	422,325	2,973,044	900,496
Selling, general and administrative expenses	6,694,564	4,751,048	13,404,104	8,883,709
Interest expense	1,664	25,644	30,178	28,780

Total expenses	12,088,728	8,399,487	23,905,145	16,745,758

Income before taxes	4,278,585	1,896,158	7,250,930	2,847,295
Provision for income taxes	556,790	—	503,790	—

Net Income	$3,721,795	$1,896,158	$6,747,140	$2,847,295

Earnings per share:
Basic	$0.23	$0.19	$0.42	$0.28
Fully diluted	$0.23	$0.19	$0.41	$0.28
Weighted average shares outstanding:
Basic	16,247,115	10,247,115	16,247,115	10,247,115
Fully diluted	16,383,021	10,247,115	16,361,080	10,247,115
Comprehensive Income
Net Income	$3,721,795	$1,896,158	$6,747,140	$2,847,295

Other comprehensive loss:
Gross unrealized investment holding losses arising during the period	(38,568)	—	(53,347)	—
Less reclassification adjustment for losses included in net income	21,688	—	21,688	—

Total other comprehensive loss	(16,880)	—	(31,659)	—

Total comprehensive income	$3,704,915	$1,896,158	$6,715,481	$2,847,295

See Notes to Interim Consolidated Financial Statements.

CRM Holdings, Ltd.

Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,747,140	$2,847,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,851	102,280
Amortization of unearned compensation, restricted stock	242,065	—
Amortization of discounts on fixed-maturity securities, available for sale	(841,023)	—
Net realized losses on sale of fixed-maturity securities, available for sale	21,688	—
Deferred income tax benefit	(98,000)	—
Changes in:
Cash and cash equivalents, restricted	(3,864,437)	(1,878,940)
Premiums receivable	(13,116,905)	(86,706)
Accounts receivable	(720,425)	(884,276)
Deferred policy acquisition costs	(3,806,647)	72,935
Prepaid expenses	(1,353,794)	(182,543)
Other assets	(29,905)	—
Reserve for losses and loss adjustment expenses	2,231,227	1,305,062
Unearned reinsurance premiums	12,589,099	(246,634)
Unearned management fees	1,577,227	511,711
Unearned commission income	(902,391)	1,049,036
Fees payable to general agents and brokers	321,104	174,859
Other accrued expenses	44,051	1,101,554

Net cash (used in) provided by operating activities	(856,075)	3,885,633

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed maturity securities available-for-sale	(120,407,111)	—
Proceeds from sales and maturities of fixed-maturity securities, available-for-sale	69,975,290	—
Property and equipment, at cost	(227,188)	(144,617)
Loans receivable, net	3,814	17,433

Net cash used in investing activities	(50,655,195)	(127,184)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in accrued IPO costs	(2,410,961)	—
Net (repayments) borrowings under credit facilities	(25,903)	951,092
Distributions paid to LLC Members	—	(3,793,702)

Net cash used in financing activities	(2,436,864)	(2,842,610)

Net (decrease) increase in cash	(53,948,134)	915,839
Cash and cash equivalents
Beginning	67,922,802	1,584,083

Ending	$13,974,668	$2,499,922

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

Basis of Accounting and Principles of Consolidation

The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, and accordingly do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 2005 for CRM Holdings. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the three and six months ended June 30, 2006 and cash flows for the six months ended June 30, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated upon consolidation. Business segment results are presented net of all material intersegment transactions.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and

CRM Holdings, Ltd.

Notes to Interim Consolidated Financial Statements (Unaudited) — (Continued)

disclosures. Those estimates are inherently subject to change, and actual results may ultimately differ materially from those estimates.

Reclassification

Certain 2005 amounts have been reclassified to conform to the basis of presentation used in 2006.

Recent Accounting Pronouncements

In July, 2006 the Financial Accounting Standards Board (the “FASB”) issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertain tax positions as described in SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Additionally, it applies to the recognition and measurement of income tax uncertainties resulting from a purchase business combination. The requirements under FIN No. 48 are effective for reporting periods beginning after December 15, 2006. We are currently evaluating the impact FIN No. 48 will have on the Company’s results of operations and financial position.

In November 2005, the FASB issued FASB Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, which nullifies certain requirements of Emerging Issues Task Force (EITF) 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments and amends SFAS 115 Accounting for Certain Investments in Debt and Equity Securities and Accounting Principles Board Option (APB) 18, The Equity Method of Accounting for Investments in Common Stocks. The guidance in FSP 115-1 addresses the determination of when an investment is considered impaired, whether that impairment is other-than- temporary, and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The requirements under FSP 115-1 are effective for reporting periods beginning after December 15, 2005. The Company’s adoption of FSP 115-1 has not had a material effect on the Company’s financial position or results of operations.

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs and other deferred balances on an internal replacement, defined broadly as a modification in product benefits, features, rights or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, feature, right, or coverage within an existing contract. SOP 05-1 is effective for internal replacements occurring in the reporting period beginning after December 15, 2006. We are currently evaluating the impact SOP-05-1 will have on the Company’s financial position or results of operations.

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

CRM Holdings, Ltd.

Notes to Interim Consolidated Financial Statements (Unaudited) — (Continued)

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS 123(R) is a revision of SFAS No. 123 and supersedes APB 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires the Company to expense the fair value of employee stock options and other forms of stock-based compensation. As discussed below in Note 8, the Company currently accounts for share-based compensation in accordance with the fair value method prescribed by SFAS 123(R).

Note 2.	Earnings per Share

Basic earnings per share are calculated using the weighted average number of common and Class B shares outstanding and excludes any dilutive effects of warrants, options and convertible securities. For periods prior to the IPO, the 10,247,115 shares of Common and Class B shares of the Company issued to former owners of the pre-restructuring LLCs and Twin Bridges are assumed to be outstanding for all periods presented. Diluted earnings per share are calculated assuming conversion of dilutive convertible securities and the exercise of all dilutive stock options and warrants using the treasury stock method. As of June 30, 2006, there are 146,625 restricted shares and no warrants, options or convertible securities outstanding.

The following tables show the computation of the Company’s earnings per share:

	For the Three Months Ended June 30, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic net income per share	$3,721,795	16,247,115	$0.23
Effect of dilutive securities:
Unvested restricted shares	—	135,906	—

Fully diluted earnings per share	$3,721,795	16,383,021	$0.23

	For the Six Months Ended June 30, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic net income per share	$6,747,140	16,247,115	$0.42
Effect of dilutive securities:
Unvested restricted shares	—	113,965	—

Fully diluted earnings per share	$6,747,140	16,361,080	$0.41

Fully diluted earnings per share is the same as basic earnings per share for the three and six months ended June 30, 2005 because the Company had no common share equivalents outstanding during those periods.

Note 3.	Investments

As of June 30, 2006, investments with a market value of $6,927,099 have been pledged as security under certain credit facilities as more fully described in Note 5 and Note 7. All fixed-maturity investments as of June 30, 2006 had been held for less than one year and had remaining maturities of less than one year. For the first six months of 2006 and 2005, the Company did not record any other-than-temporary impairment.

The table below sets forth the composition of the Company’s investment portfolio:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Six Months Ended June 30, 2006	Cost	Gains	Losses	Fair Value

U.S. Government and agencies	$59,442,675	$5,108	$(42,919)	$59,404,864

Total investments	$59,442,675	$5,108	$(42,918)	$59,404,864

CRM Holdings, Ltd.

Notes to Interim Consolidated Financial Statements (Unaudited) — (Continued)

Gross realized losses were $21,688 for the three and six month periods ended June 30, 2006 and are included as a component of investment income. There were no realized gains for the three or six month periods ended June 30, 2006 and no realized gains or losses for the three or six month periods ended June 30, 2005.

Note 4.	Deferred Policy Acquisition Costs

Changes in deferred policy acquisition costs are as follows:

As of June 30,	2006	2005

Balance at beginning of period	$441,770	$1,413,500

Policy acquisition costs deferred:
Ceding commissions	5,950,776	799,575
Other	828,915	27,986

	6,779,691	827,561
Amortization of policy acquisition costs	(2,973,044)	(900,496)

Net change	3,806,647	(72,935)

Balance at end of period	$4,248,417	$1,340,565

Note 5.	Credit Facilities

On June 30, 2006, CRM amended its existing credit facility (the “Amended Revolving Credit Facility”) with KeyBank National Association (“KeyBank”). The Amended Revolving Credit Facility is for $5.0 million and has an expiration date of June 30, 2007 and renews the existing $5.0 million credit facility that expired June 30, 2006. There were no outstanding borrowings under the Amended Revolving Credit Facility as of June 30, 2006.

Under Twin Bridges’ contract with NY Marine & General, Twin Bridges is required to post security, for any unpaid liabilities under the contract. Twin Bridges amended its existing letter of credit loan facility (the “Amended Unsecured Letter of Credit Facility”) with KeyBank on June 30, 2006. Under the Amended Unsecured Letter of Credit Facility, Twin Bridges is entitled to draw letters of credit of up to $7.0 million. The Amended Unsecured Letter of Credit Facility has an expiration date of June 30, 2007 and replaces the $6.5 million credit facility that expired June 30, 2006.

In addition, Twin Bridges amended its second letter of credit loan facility with KeyBank (the “Amended Secured Letter of Credit Facility”) on June 30, 2006. Under the Amended Secured Letter of Credit Facility, Twin Bridges is entitled to draw letters of credit in the principal amount of up to $9.0 million. The Amended Secured Letter of Credit Facility expires June 30, 2007 and replaces the existing $7.5 million credit facility that expired June 30, 2006. The amendment also lowers the fee that Twin Bridges pays from 0.75% to 0.35% of the principal amount of each letter of credit drawn. Any letter of credit issued under the Amended Secured Letter of Credit Facility is secured by investments, cash and cash equivalents held in a carrying value of equal amount. See Note 7 for the balance of letters of credit issued pursuant to these facilities.

Note 6.	Income Taxes

For the periods presented in these financial statements prior to the date of the restructuring, the pre-restructuring LLCs were organized as limited liability companies, where the members were taxed on their proportionate share of the LLC’s taxable income. Therefore for CRM, CRM CA and Eimar, income taxes have been provided in these financial statements only for the six months ended June 30, 2006, and not prior. CRM Holdings and Twin Bridges are Bermuda companies. Management believes that CRM Holdings and Twin Bridges are not involved in the active conduct of a trade or business in the U.S. for U.S. tax purposes and as such has not provided for any federal or state and local income taxes for these entities.

CRM Holdings, Ltd.

Notes to Interim Consolidated Financial Statements (Unaudited) — (Continued)

The significant components of the consolidated provision for income taxes for the six months ended June 30, 2006 and 2005 were as follows:

Six Months Ended June 30,	2006	2005

Current income tax provision
Federal	$527,000	$—
State and local	74,790	—

	601,790	—

Deferred tax benefit
Federal	(97,000)	—
State and local	(1,000)	—

	(98,000)	—

Total income tax provision	$503,790	$—

The income tax provision differs from the amount computed by applying the U.S. Federal income tax rate of 35% to income before taxes as a result of the following:

Six Months Ended June 30,	2006	2005

Theoretical Federal income tax at statutory rate of 35%	$2,538,000	$—
Tax-free Bermuda-domiciled income	(1,731,000)	—
Income attributable to pre-restructuring LLCs taxed in the hands of its members prior to the IPO date	(376,000)	—
State income taxes net of federal benefit	56,300	—
Other	16,490	—

Income tax provision	$503,790	$—

The tax effects of temporary differences in the accounts of CRM, CRM CA and Eimar that gave rise to deferred income tax assets were as follows:

As of June 30,	2006	2005

Deferred income tax assets:
Property and equipment	$14,000	$—
Employee stock compensation	89,200	—

Net deferred income tax asset	$103,200	$—

Note 7.	Reinsurance Activity

A summary of reinsurance premiums assumed consisted of the following:

Six Months Ended June 30,	2006	2005

Premiums assumed	$22,502,803	$2,798,512
Change in unearned reinsurance premiums	(12,589,099)	246,634

Net reinsurance premiums earned	$9,913,704	$3,045,146

CRM Holdings, Ltd.

Notes to Interim Consolidated Financial Statements (Unaudited) — (Continued)

Changes in Twin Bridges’ liability for losses and loss adjustment expenses (“LAE”) were as follows:

As of June 30,	2006	2005

Liability at beginning of period	$6,279,744	$2,696,000

Incurred losses and LAE relating to:
Current year	3,568,933	1,305,062
Prior years	(1,337,706)	—

Total incurred losses and LAE	2,231,227	1,305,062

Paid losses and LAE relating to:
Current year	—	—
Prior years	—	—

Total paid losses and LAE	—	—

Liability at end of period	$8,510,971	$4,001,062

Since the Company has no historical experience, prior year losses were estimated based on industry data and resulted in loss ratios ranging from 39% to 66%. The Company has not experienced significant losses since the inception of Twin Bridges and currently has two open claims. Based upon the lack of loss emergence, management has reduced its estimate of losses on prior policy years. At June 30, 2006, management has estimated the overall loss ratio to be 36%, which resulted in favorable development for policy years 2003, 2004 and 2005.

The reinsurance agreements require Twin Bridges to provide certain collateral to secure its obligations to NY Marine & General. Letters of credit totaling $18,181,757 as of June 30, 2006 serve as collateral under the reinsurance agreements. Of these letters of credit, $11,676,263 was secured by investments and cash and cash equivalents. The balance of the letters of credit outstanding on those dates was issued pursuant to the Unsecured Letter of Credit Facility.

Note 8.	Share-Based Compensation

The Company recorded stock-based compensation expense of $108,864 and $193,265 during the three and six months ended June 30, 2006, net of income tax benefits of $34,500 and $48,800 respectively. These amounts are compensation in the form of shares of restricted stock in accordance with the 2005 Long-Term Incentive Plan. Restricted stock issued under the plan has terms set by the compensation committee, and contain certain restrictions relating to, among other things, vesting and forfeiture in the event of termination of employment. The fair value of the shares awarded is calculated using the market price on the date of grant. As of June 30, 2006, there was $1,576,045 total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.6 years.

Following is a summary of non-vested shares as of June 30, 2006 and changes during the year:

		Weighted-Average
		Grant-Date
	Shares	Fair Value

Balance, 12/31/2005	89,579	$13.00
Granted during the year	57,046	$11.69

Balance, 6/30/06	146,625	$12.49

There was no vesting or forfeiture of shares of restricted stock as of June 30, 2006.

CRM Holdings, Ltd.

Notes to Interim Consolidated Financial Statements (Unaudited) — (Continued)

Note 9.	Related Parties

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

The following table represents amounts paid to the broker for services rendered:

For the Six Months Ended June 30,	2006	2005

Fees paid to general agents and brokers	$118,529	$116,685
Other operating expenses	35,398	27,948

	$153,927	$144,633

Compensation Risk Managers Agency Captive, LLC, (“Agency Captive”), was a licensed insurance broker that shared common ownership with the members of the pre-restructuring LLCs. Agency Captive was originally formed to underwrite a business unrelated to the self-insured groups managed by CRM or CRM CA and originally held the brokerage license that CRM and CRM CA used to place the excess coverage with U.S. admitted insurers and surety bonds on behalf of the self-insured groups they manage. Agency Captive received the brokerage commissions which were then fully remitted to CRM or CRM CA, as applicable. The brokerage license was owned by Daniel G. Hickey Jr., the Company’s Co-Chief Executive Officer and Chairman of the Board. On January 9, 2006 CRM became the successor in interest to Agency Captive’s license, following which brokerage commissions are paid directly to CRM.

Included in selling, general and administrative expenses are guaranteed payments and bonuses to the members of the pre-restructuring LLCs totaling $0 and $1,278,899 for the six months ended June 30, 2006 and 2005, respectively.

Note 10.	Contingencies

In April 2005, Cornerstone Program Management & Insurance Services (“Cornerstone”), who was a former general agent for Contractors Access Program of California, Inc. (“CAP”), one of the self-insured groups in California administered by CRM CA, commenced litigation against CAP, CRM and CRM CA. Cornerstone alleges that CRM wrongfully caused it to be terminated as the general agent for the group, that CRM wrongfully assumed the general agent’s responsibilities to the group, and that CRM had falsely accused the general agent and its principals of wrongfully diverting money and of other wrongful conduct. Cornerstone’s complaint does not seek a specific amount of damages. CRM is defending the litigation vigorously, by and through its general liability and employers and officers liability insurance carriers, under a reservation of rights. The Company has been collecting from CAP fees that CRM believes would have been paid to Cornerstone subsequent to its resignation as the general agent. The fees collected totaled $501,521 as of June 30, 2006 and are being held by CRM pending the resolution of the disputes with Cornerstone. This amount is included in cash and cash equivalents, and a corresponding liability is included in accrued expenses. This liability exceeds the amount of the loan receivable from Cornerstone as discussed in Note 5 to our Form 10-K for the year ended December 31, 2005.

In May 2005, Cornerstone dropped CAP as a defendant to the litigation and commenced a separate arbitration proceeding against them. CRM and CRM CA are not parties to this arbitration. CAP was found to be liable to Cornerstone during these proceedings, and the arbitration panel issued a ruling that damages should be measured by gross contract amounts. While the exact amount of damages has not been determined, given certain rulings against CAP, it is reasonably possible that damages to CAP could exceed $5 million. In the event the arbitrators do not change their rulings and a judgment is entered against CAP, it is also reasonably possible that CAP may seek contribution and/or indemnification from CRM and CRM CA for this loss. Until the CAP arbitration proceedings

CRM Holdings, Ltd.

Notes to Interim Consolidated Financial Statements (Unaudited) — (Continued)

are concluded and CAP asserts a claim against CRM or CRM CA, it is not possible to estimate the potential liability to the Company, if any.

Note 11.	Segment Information

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

The following tables set forth the Company’s revenues, expenses, income before taxes and total assets by business segment and combined:

	For the Three Months Ended June 30, 2006
	Fee-Based
	Management		Corporate and
	Services	Reinsurance	Other	Total

Revenues:
Management fees	$8,437,631	$—	$—	$8,437,631
Commissions	1,469,917	—	—	1,469,917
Net reinsurance premiums	—	5,603,016	—	5,603,016
Investment income	22,787	639,224	194,738	856,749

Total revenues	9,930,335	6,242,240	194,738	16,367,313

Expenses:
Underwriting expenses	—	2,878,886	—	2,878,886
Interest expense	1,664	—	—	1,664
Depreciation and amortization	52,468	—	—	52,468
Operating expenses	8,284,765	247,666	623,279	9,155,710

Total expenses	8,338,897	3,126,552	623,279	12,088,728

Income before taxes	$1,591,438	$3,115,688	$(428,541)	$4,278,585

Total Assets	$7,785,502	$79,920,260	$16,582,077	$104,287,839

CRM Holdings, Ltd.

Notes to Interim Consolidated Financial Statements (Unaudited) — (Continued)

	For the Three Months Ended June 30, 2005
	Fee-Based
	Management		Corporate and
	Services	Reinsurance	Other	Total

Revenues:
Management fees	$7,655,302	$—	$—	$7,655,302
Commissions	1,179,451	—	—	1,179,451
Net reinsurance premiums	—	1,428,146	—	1,428,146
Investment income	8,518	24,228	—	32,746

Total revenues	8,843,271	1,452,374	—	10,295,645

Expenses:
Underwriting expenses	—	1,074,219	—	1,074,219
Interest expense	25,644	—	—	25,644
Depreciation and amortization	51,058	—	—	51,058
Operating expenses	7,180,585	67,981	—	7,248,566

Total expenses	7,257,287	1,142,200	—	8,399,487

Income before taxes	$1,585,984	$310,174	$—	$1,896,158

Total Assets	$5,093,003	$11,531,579	$—	$16,624,582

	For the Six Months Ended June 30, 2006
	Fee-Based
	Management		Corporate and
	Services	Reinsurance	Other	Total

Revenues:
Management fees	$16,267,979	$—	$—	$16,267,979
Commissions	3,335,009	—	—	3,335,009
Net reinsurance premiums	—	9,913,704	—	9,913,704
Investment income	40,352	1,222,212	376,819	1,639,383

Total revenues	19,643,340	11,135,916	376,819	31,156,075

Expenses:
Underwriting expenses	—	5,204,271	—	5,204,271
Interest expense	30,178	—	—	30,178
Depreciation and amortization	103,851	—	—	103,851
Operating expenses	17,203,215	327,929	1,035,701	18,566,845

Total expenses	17,337,244	5,532,200	1,035,701	23,905,145

Income before taxes	$2,306,096	$5,603,716	$(658,882)	$7,250,930

Total Assets	$7,785,502	$79,920,260	$16,582,077	$104,287,839

CRM Holdings, Ltd.

Notes to Interim Consolidated Financial Statements (Unaudited) — (Continued)

	For the Six Months Ended June 30, 2005
	Fee-Based
	Management		Corporate
	Services	Reinsurance	and Other	Total

Revenues:
Management fees	$14,384,151	$—	$—	$14,384,151
Commissions	2,110,292	—	—	2,110,292
Net reinsurance premiums	—	3,045,146	—	3,045,146
Investment income	13,391	40,073	—	53,464

Total revenues	16,507,834	3,085,219	—	19,593,053

Expenses:
Underwriting expenses	—	2,205,558	—	2,205,558
Interest expense	28,780	—	—	28,780
Depreciation and amortization	102,280	—	—	102,280
Operating expenses	14,270,727	138,413	—	14,409,140

Total expenses	14,401,787	2,343,971	—	16,745,758

Income before taxes	$2,106,047	$741,248	$—	$2,847,295

Total Assets	$5,093,003	$11,531,579	$—	$16,624,582

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our Business and Reportable Segments

We are a leading provider of fee-based management and other services for workers’ compensation self-insured groups in New York and California. We also provide reinsurance of a portion of the excess workers’ compensation coverage for these groups, subject to certain limits, through our subsidiary Twin Bridges. We have three reportable segments: fee-based management services, reinsurance, and corporate and other.

•	Fee-based Management Services. We provide fee-based management services for workers’ compensation self-insured groups in New York and California. We began conducting our business of providing management and other services to self-insured workers’ compensation groups in New York through CRM in 1999 and expanded this business to California through CRM CA in October 2003. We form the groups and provide them with a broad range of services, including general management, underwriting, risk assessment, medical bill review and case management, general recordkeeping and regulatory compliance. We also provide safety and loss control services to group members to help reduce workers’ compensation risks and expenses. In New York, we provide claims management services. In addition, we act as a broker and place excess insurance coverage and any required surety bonds for the groups. Each group we manage is composed of participants from the same industry, all of which are located in a single state. We currently manage 14 self-insured groups in 12 industries, with eight groups in New York and six in California. Investment management services are provided for our larger groups by one or more independent investment management firms. Our fee-based management services accounted for approximately 63% of our total revenues and approximately 32% of our income before taxes for the six months ended June 30, 2006 and approximately 84% of our total revenues and approximately 74% of our income before taxes for the six months ended June 30, 2005.

•	Reinsurance. The groups we manage purchase excess workers’ compensation coverage from U.S. admitted insurers to cover claims that exceed a minimum level established by state law or regulation or by administrative determination. We began reinsuring a portion of this coverage through our subsidiary Twin Bridges in December 2003. We write our reinsurance on a quota share basis also known as proportional or pro rata. Under quota share reinsurance, we share the premiums as well as the losses and expenses in an agreed proportion with the U.S. admitted insurer, subject to certain limits. Our reinsurance segment accounted for approximately 36% of our total revenues and approximately 77% of our income before taxes for the six months ended June 30, 2006 and approximately 16% of our total revenues and approximately 26% of our net income for the six months ended June 30, 2005.

•	Corporate and Other. The Company’s corporate and other constitute a reportable segment and includes investment income, general expenses, investments and cash and cash equivalents that relate to general corporate activities and not to one of the Company’s two principal business operations. Our corporate and other segment accounted for approximately 1% of our total revenues and reduced taxable income by 9% for the six months ended June 30, 2006. No results are presented for the six months ended June 30, 2005, as the segment did not exist until the Company’s IPO on December 27, 2005.

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

Our Restructuring and Initial Public Offering

The Company completed an IPO on December 27, 2005, listing its shares on the NASDAQ National Market under the symbol “CRMH”. The Company sold 6,000,000 shares of common stock, par value $.01 per share at a price of $13.00. The proceeds to the Company were $68.7 million, net of underwriting and offering expenses of $9,296,231. The Company contributed $47.0 million of the IPO proceeds to Twin Bridges to support the growth of its reinsurance business and $6.5 million to CRM to repay the entire amount outstanding under the revolving credit facility with KeyBank and for general working capital. The remaining net proceeds were used to purchase fixed-maturity securities or are on deposit in interest bearing accounts.

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

Our Consolidated Financial Information

Our consolidated financial statements include the results of CRM Holdings, Ltd., and our subsidiaries CRM USA Holdings, Inc., CRM, CRM CA, Eimar and Twin Bridges.

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

Critical Accounting Policies

We have prepared a current assessment of our critical accounting policies in connection with preparing our interim unaudited consolidated financial statements as of and for the six months ended June 30, 2006 and 2005. We believe that the critical accounting policies set forth in our Form 10-K, filed on March 29, 2006 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements.

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

A significant amount of our existing business is dependent on a relatively small number of our managed groups. The Healthcare Insurance Trust of New York, or HITNY, provided approximately 24% and 27% of our revenues from fee-based management services for the six months ended June 30, 2006 and 2005, respectively. Elite Contractors Trust of New York, Contractors Access Program of California and Transportation Industry Workers’ Compensation Trust of New York provided approximately 17%, 16% and 14% of revenues from fee-based management services, respectively, for the six months ended June 30, 2006. Elite Contractors Trust of New York, Transportation Industry Workers’ Compensation Trust of New York and Contractors Access Program of California, provided approximately 20%, 14% and 10%, respectively, of our revenues from fee-based management services for the six months ended June 30, 2005.

Commission income from NY Marine & General represented 81% and 60% of reinsurance commission for the six months ended June 30, 2006 and 2005, respectively. U.S. admitted insurers other than NY Marine & General pay commissions to CRM and CRM CA for any coverage placed with such U.S. admitted insurers. The coverage placed with these U.S. admitted insurers is generally for “catastrophic coverage” for losses and loss adjustment expenses which exceed the per occurrence limits of the coverage currently provided by NY Marine & General.

In December, 2005, we executed an agreement with NY Marine & General with respect to our reinsurance of the excess coverage which NY Marine & General provides to our groups. In connection with the agreement, the commission paid to CRM and CRM CA for any excess coverage placed with NY Marine & General decreased from 20% of gross premiums under our expired agreement to 15%. Under the terms of the agreement, NY Marine & General offers coverage to our groups for all losses and loss adjustment expenses in excess of the $500,000 per occurrence liability typically retained by the groups upon the renewal of their excess coverage policies, eliminating the need for our groups to purchase catastrophic coverage from other U.S. admitted insurers. Consequently, we believe that, although we have agreed to lower the percentage of gross premiums payable by NY Marine & General to CRM and CRM CA as commissions, our commission income will increase to the extent our groups elect to obtain all of their excess coverage from NY Marine & General. For the six months ended June 30, 2006 reinsurance commissions earned under the expired agreement versus the new agreement were approximately 29% and 71% of reinsurance commissions, respectively.

Reinsurance Premiums.  We reinsure a portion of the excess coverage obtained by the self-insured groups that we manage. NY Marine & General provides the excess coverage for 13 of our 14 groups. Under the reinsurance agreement that expired on November 30, 2005, we reinsured 50% of the risks NY Marine & General underwrote and received 50% of the premiums, which we refer to as our assumed premium, paid to NY Marine and General by these groups. We allowed a ceding commission of 28% of our assumed premium to cover acquisition, general and administrative expenses, a further 2% for stop-loss coverage and 1% to cover the U.S. federal excise tax, or a total of 31% of our assumed premium. The stop loss coverage limits our losses under our reinsurance agreement to 181.16% of our assumed premium, net of the ceding commission and the cost of the stop-loss coverage and the U.S. federal excise tax. Our net reinsurance premiums are comprised of our assumed premium, net of the 2% fee for the stop-loss coverage. The ceding commission of 28% of our assumed premium, and the 1% cost to cover the U.S. federal excise tax, are recorded as part of policy acquisition costs. NY Marine & General in turn pays a commission equal to 20% of gross premiums to CRM and CRM CA for any excess coverage placed with NY Marine & General by CRM or CRM CA. Premiums earned under the expired quota share agreement approximate 20% of earned premium for the six months ended June 30, 2006.

Pursuant to the executed agreement for all policies written subsequent to November 30, 2005, we reinsure 70% of the excess coverage provided to our groups for losses up to $5,000,000 in excess of $500,000, by NY Marine & General in exchange for 70% of the premiums paid to NY Marine & General by our groups. We will allow NY Marine & General a ceding commission which we estimate will be 23.5% of our new assumed premiums to cover its acquisition, general and administrative expenses and additional amounts to cover U.S. federal excise tax and certain other costs which we estimate will be 3.45% of our new assumed premiums. The ceding commission of 23.5% of our assumed premium, and the 3.45% cost to cover U.S. federal excise tax and other certain costs are recorded as part of policy acquisition costs. NY Marine & General will in turn pay a commission equal to 15% of gross premiums to CRM and CRM CA for any excess coverage placed with NY Marine & General by CRM or CRM CA. Premiums earned for policies renewing under the new quota share agreement are approximately 80% of earned premium for the six months ended June 30, 2006.

The new agreement provides that NY Marine & General will offer full statutory excess coverage for losses and loss adjustment expenses in excess of $500,000 per occurrence retained by the groups. NY Marine & General will seek reinsurance from other insurers to cover 100% of losses and loss adjustment expenses in excess of $5,000,000 per occurrence up to $50 million per occurrence, as well as reinsurance of losses and loss adjustment expenses in excess of $3 million per occurrence up to a per occurrence limit of $5 million, subject to an annual aggregate deductible of $5 million. NY Marine & General and Twin Bridges share proportionately the layer in excess of $50 million to statutory limits. The excess reinsurance secured by NY Marine & General inures to the benefit of Twin Bridges proportionately to its 70% quota share participation. For this, Twin Bridges cedes a premium of approximately 11% of the gross premiums it assumes from NY Marine & General.

The agreement also provides that NY Marine & General will offer frequency coverage to our groups of $2 million. This coverage will provide for attachment points at various levels determined by the groups’ funded premiums. NY Marine & General will offer this expanded coverage to our groups upon renewal of their excess coverage policies.

The agreement also provides for Twin Bridges to assume 100% (rather than 70%), of direct losses if the net loss ratio after reinsurance recoveries exceeds 70%. The higher participation rate will continue until the net loss ratio after reinsurance recoveries equals 90%, when Twin Bridges’ participation will revert to 70%.

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

Investment Income.  Our investment portfolio is comprised of short-term U.S. government and agency securities, cash and money market equivalents. Our investment income is dependent upon the average invested assets in our portfolio and the yield that we earn on those invested assets. Our investment yield depends on market interest rates and the credit quality and maturity period of our invested assets. In addition, we expect to realize capital gains or losses on sales of investments as a result of changing market conditions, including changes in market interest rates and changes in the credit quality of our invested assets.

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

Expenses

Fee-based Management Services.  The expenses of our fee-based management services segment primarily consist of selling, general and administrative expenses and fees paid to general agents and brokers for placing business with the self-insured groups that we manage.

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

Policy Acquisition Costs.  Policy acquisition costs consist principally of ceding commissions paid to NY Marine & General, board and bureau fees and the U.S. federal excise tax. These costs are based on a fixed percentage of the premiums written on reinsurance contracts.

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

CRM Holdings and Twin Bridges have each received an undertaking from the Bermuda government exempting each company from all tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax until March 28, 2016.

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

California has undergone a period of rapid growth in the formation of new self-insured groups. From 1999 until 2006, average workers’ compensation rates increased by nearly 50% after taking into account significant average rate decreases during the last two years. As a result of this overall increase, approximately 26 private self-insured groups have been formed in California since 2001 when California authorized the formation of private self-insured groups. California Bill 899 was passed in April 2004 with the goal of reducing over time the medical and indemnity benefits paid to injured workers. This legislation has allowed insurers to reduce rates. During the second quarter of 2006, the Insurance Commission of the State of California approved an overall 16% rate decrease for policies written subsequent to June 30, 2006. Despite the effects of this and previous rate decreases over the past two years, California workers’ compensation insurance rates remain actuarially sufficient to cover the claims and expenses of the self-insured groups.

In contrast to the California market, self-insured groups have existed in New York since the mid-1990s and the market is substantially more mature, with approximately 64 groups in existence. New York is in the process of reevaluating its regulations relating to the formation of new groups. This has led to a temporary moratorium on the formation of new groups. This moratorium should not affect our ability to grow in New York as we believe we have formed groups in all desired industry classes that we have targeted. We believe growth in our New York business will occur as a result of increases in the number of members in our existing groups and recently approved manual rate increases. Following six years of relatively stable rates, the New York Workers’ Compensation Board passed a rate increase in July 2005 averaging five percent across all industry groups. This increase became effective in October 2005, and manual rates across the industries in which we have formed self-insured groups increased by approximately 8% on average commencing in 2006. Some of the prospective revenue growth created by the rate increase was offset by attrition in group membership due to underwriting actions and competitive business conditions.

Consolidated Results of Operations

The following is a discussion of our consolidated and combined results of operations for the three and six months ended June 30, 2006 and 2005.

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Total Revenues.  Total revenues increased 59%, or $6,071,668, to $16,367,313 for the three months ended June 30 2006 from $10,295,645 for the three months ended June 30, 2005. Of this increase, 18% was attributable to growth in our fee-based management services segment, particularly in California, 79% of this increase was attributable to the increase in our reinsurance segment and 3% was due to an increase in our corporate and other segment. Of the revenues from our fee-based management services segment for the three months ended June 30, 2006, 73% and 27% were attributable to revenues from our groups in New York and in California, respectively, compared to 79% and 21%, respectively, of these revenues for the three months ended June 30, 2005. Of the revenues from our reinsurance segment for the three months ended June 30, 2006, 55% and 45% were attributable to our groups in New York and in California, respectively, compared to 88% and 12%, respectively, of these revenues for the three months ended June 30, 2005.

Revenues from Fee-based Management Services.  Revenues from fee-based management services for the three months ended June 30, 2006 increased 12%, or $1,072,795, to $9,907,548 from $8,834,753 for the comparable period in 2005. Of this increase, 65% and 42% was attributable to the growth in our self-insured groups covering the healthcare industry and contracting industry respectively, offset by an 18% decrease in our wholesale and retail self-insured group. Of this growth in revenues, 82% is attributable to our groups in California. While still positive, growth in California has slowed due to the effects of price competition from other providers of worker’s compensation insurance and reductions in state promulgated rates. The table below provides information about our revenues from our fee-based management services segment attributable to the groups we manage in New York and California:

	Three Months Ended June 30,
	2006		2005
	NY	CA	NY	CA

Total revenues from fee-based management services	$7,209,781	$2,697,767	$7,012,115	$1,822,638

Revenues from Reinsurance.  Net reinsurance premiums increased 292%, or $4,174,870, to $5,603,016 for the three months ended June 30, 2006 from $1,428,146 for the three months ended June 30, 2005. This increase is primarily due to the new reinsurance agreement between Twin Bridges and NY Marine & General, with respect to the excess coverage for the self-insured groups we manage which increased the percentage of premiums ceded from 50% of excess coverage provided to our groups under the expiring treaty to 70% under the new treaty and an increase in the number of participants in those self-insured groups. Geographically, 57% of the growth in net reinsurance premiums in the three months ended June 30, 2006 versus June 30, 2005 was attributable to the groups we manage in California. The table below provides information about our revenues from our reinsurance segment attributable to the groups we manage in New York and California:

	Three Months Ended June 30,
	2006		2005
	NY	CA	NY	CA

Total net reinsurance premiums	$3,052,841	$2,550,175	$1,252,971	$175,175

Investment Income.  Investment income for the three months ended June 30, 2006 increased to $856,749 from $32,746 for the three months ended June 30, 2005. This increase was primarily due to an increased level of investments held by our reinsurance and corporate segments resulting from our IPO.

Total Expenses.  Total expenses increased 44%, or $3,689,241, to $12,088,728 for the three months ended June 30, 2006 from $8,399,487 for the three months ended June 30, 2005. Of the total expenses for the three months ended June 30, 2006, $8,338,897, or 69%, was attributable to our fee-based management services segment, $3,126,552, or 26% was attributable to our reinsurance segment and $623,279 or 5% was attributable to our corporate and other segment.

Losses and loss adjustment expenses.  Losses and loss adjustment expenses increased 84%, or $545,558, to $1,197,452 for the three months ended June 30, 2006 from $651,894 for the three months ended June 30, 2005. This increase was much less than the 292% increase in net reinsurance premiums during the same period because of the refinement of estimated loss reserves. Specifically, since the Company had no historical experience, prior years losses were estimated based on industry data and resulted in loss ratios ranging from 39% to 66%. The Company has not experienced significant losses since the inception of Twin Bridges and currently has two open claims. Based upon the lack of loss emergence, management has reduced its estimated of losses on prior policy years. At June 30, 2006, management has estimated the overall loss ratio to be 36%, which resulted in a favorable development for policy years 2003, 2004 and 2005. Loss reserve estimates are reviewed regularly pursuant to an actuarial analysis and are adjusted as experience develops or new information becomes known; such adjustments are included in income in the period in which they are made.

Fees paid to general agents and brokers.  Fees paid to general agents and brokers increased 1%, or $34,953, to $2,513,614 for the three months ended June 30, 2006 from $2,548,576 for the three months ended June 30, 2005. A reduction of compensation to general agents in New York was somewhat offset by an increase in compensation to our general agents in California.

Policy Acquisition Costs.  Policy acquisition costs increased 298%, or $1,259,109, to $1,681,434 for the three months ended June 30, 2006 from $422,325 for the three months ended June 30, 2005. These costs are a fixed percentage (approximately 30%) of our assumed net reinsurance premiums and grew in proportion to the 292% increase in net reinsurance premiums discussed above.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 41%, or $1,943,516, for the three months ended June 30, 2006 to $6,694,564 from $4,751,048 for the three months ended June 30, 2005. Of this increase, 23% is attributable to increased payrolls, related employee expenses and director’s fees. The total number of employees in our fee-based management services segment increased from 153 as of June 30, 2005 to 167 as of June 30, 2006. During this period, we added 2 employees in New York for CRM, 7 employees in California for CRM CA and 5 employees in New York for Eimar. In addition, as our fee-based management services business continues to grow, we will need to hire additional staff. Approximately $947,881, or 83%, of the increase in selling, general and administrative expenses in our fee-based management services segment for the three months ended June 30, 2006 is attributable to increases in other components of selling, general and administrative expenses, including professional fees, travel and entertainment, and insurance expenses. These expenses rose significantly as we continued to expand in California. Office and administrative expenses of our reinsurance segment amounted to $247,666 for the three months ended June 30, 2006, compared to $67,981 for the three months ended June 30, 2005. We contract with Quest Management Services Limited, an independent management firm based in Bermuda, to perform general and administrative functions for Twin Bridges. We will continue to add additional employees to complete our anticipated staffing needs to operate as a public company. As a public company, we have incurred $623,280 for the three months ended June 30, 2006 of directors’ fees, legal and accounting fees and other professional services in our corporate and other segment.

Income Tax Provision.  The income tax provision of $556,790 for the three months ended June 30, 2006 represented the net income tax provision on taxable income of CRM, CRM CA and Eimar. The income tax provision included a current tax provision of $610,790 and a deferred tax benefit of $54,000. Both CRM Holdings and Twin Bridges are domiciled in Bermuda and are not subject to U.S. taxation.

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

The deferred tax benefit of $54,000 is due to temporary differences from employee stock compensation and depreciation of property and equipment being reported differently for financial statement versus federal and state income tax purposes.

Net Income.  Net income increased 96%, or $1,825,637, to $3,721,795 for the three months ended June 30, 2006 from $1,896,158 for the three months ended June 30, 2005. Net income as a percentage of revenues was 23% for the three months ended June 30, 2006 compared to 18% for the three months ended June 30, 2005.

Income before taxes from Fee-based Management Services.  Income before taxes from our fee-based management services segment for the three months ended June 30, 2006 of $1,591,438, or 16% of our fee-based management services segment revenues, was even with income before taxes of 1,585,984, or 18% of fee-based management services segment revenues, for the three months ended June 30, 2005.

Income before taxes from Reinsurance.  Income before taxes from our reinsurance segment for the three months ended June 30, 2006 increased 905%, or $2,805,514, to $3,115,688, or 50% of our reinsurance segment revenues for the three months then ended, from $310,174, or 21% of our reinsurance segment revenues, for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Total Revenues.  Total revenues increased 59%, or $11,563,022, to $31,156,075 for the six months ended June 30, 2006 from $19,593,053 for the six months ended June 30, 2005. Of this increase, 27% was attributable to growth in our fee-based management services segment, particularly in California, and 70% of this increase was attributable to the increase in our reinsurance segment and 3% was due to an increase in our corporate and other segment. Of the revenues from our fee-based management services segment for the six months ended June 30, 2006, 69% and 31% were attributable to revenues from our groups in New York and in California, respectively, compared to 79% and 21%, respectively, of these revenues for the six months ended June 30, 2005. Of the revenues from our reinsurance segment for the six months ended June 30, 2006, 48% and 52% were attributable to our groups in New York and in California, respectively, compared to 82% and 18%, respectively, of these revenues for the six months ended June 30, 2005. The change in the distribution of reinsurance premiums between New York and California is due to the timing of renewals under our new reinsurance agreement with NY Marine & General. Five of the New York groups were still under the old quota share agreement in the first quarter of 2006 while in the second quarter, premiums from those five New York groups were recognized according to the new quota share agreement. Conversely, all of the New York groups were under the old quota share agreement in the first six months of 2005. In the second quarter of 2006, one California group continues to recognize premiums pursuant to the old reinsurance agreement, which continues to be effective for this group.

Revenues from Fee-based Management Services.  Revenues from fee-based management services for the six months ended June 30, 2006 increased 19%, or $3,108,545, to $19,602,988 from $16,494,443 for the comparable period in 2005. Of this increase, 52% and 34% were attributable to the growth in our self-insured groups covering the contracting and healthcare industries, respectively. Of this growth in revenues 80% is attributable to our groups in California. While still positive, growth in California has slowed due to the effects of price competition from other providers of worker’s compensation insurance and reductions in state promulgated rates. Revenues from fee-based management services attributable to our groups in New York increased by 5% to $13,612,822 for the six months ended June 30, 2006 from $12,999,367 for the comparable period in 2005. The table below provides information about our revenues from our fee-based management services segment attributable to the groups we manage in New York and California:

	Six Months Ended June 30,
	2006		2005
	NY	CA	NY	CA

Total revenues from fee-based management services	$13,612,822	$5,990,166	$12,999,367	$3,495,076

Revenues from Reinsurance.  Net reinsurance premiums increased 226%, or $6,868,558, to $9,913,704 for the six months ended June 30, 2006 from $3,045,146 for the six months ended June 30, 2005. This increase is primarily due to the new reinsurance agreement between Twin Bridges and NY Marine & General, with respect to the excess coverage for the self-insured groups we manage which increased the percentage of premiums ceded from 50% of excess coverage provided to our groups under the expiring treaty to 70% under the new treaty and an increase in the number of participants in those self-insured groups. Geographically, 68% of the growth in net reinsurance premiums in the first six months of 2006 was attributable to the groups we manage in California. Over the next year, we expect continued growth in our reinsurance business in California. The table below provides information about our revenues from our reinsurance segment attributable to the groups we manage in New York and California:

	Six Months Ended June 30,,
	2006		2005
	NY	CA	NY	CA

Total net reinsurance premiums	$4,729,366	$5,184,338	$2,507,371	$537,775

Investment Income.  Investment income for the six months ended June 30, 2006 increased to $1,639,383 from $53,464 for the six months ended June 30, 2005. This increase was primarily due to an increased level of investments held by our reinsurance and corporate segments resulting from our IPO.

Total Expenses.  Total expenses increased 43%, or $7,159,387, to $23,905,145 for the six months ended June 30, 2006 from $16,745,758 for the six months ended June 30, 2005. Of the total expenses for the six months ended June 30, 2006, $2,935,457, or 41%, was attributable to our fee-based management services segment, $3,188,229, or 45% was attributable to our reinsurance segment and $1,035,701 or 14% was attributable to our corporate and other segment.

Losses and loss adjustment expenses.  Losses and loss adjustment expenses increased 71%, or $926,165, to $2,231,227 for the six months ended June 30, 2006 from $1,305,062 for the six months ended June 30, 2005. This increase was much less than the 226% increase in net reinsurance premiums during the same period because of the refinement of estimated loss reserves. Specifically, since the Company had no historical experience, prior years losses were estimated based on industry data and resulted in loss ratios ranging from 39% to 66%. The Company has not experienced significant losses since the inception of Twin Bridges and currently has two open claims. Based upon the lack of loss emergence, management has reduced its estimated of losses on prior policy years. At June 30, 2006, management has estimated the overall loss ratio to be 36%, which resulted in a favorable development for policy years 2003, 2004 and 2005. Loss reserve estimates are reviewed regularly pursuant to an actuarial analysis and are adjusted as experience develops or new information becomes known; such adjustments are included in income in the period in which they are made.

Fees paid to general agents and brokers.  Fees paid to general agents and brokers decreased 6%, or $361,119, to $5,266,592 for the six months ended June 30, 2006 from $5,627,711 for the six months ended June 30, 2005. A reduction of compensation to general agents in New York was somewhat offset by an increase in compensation to our general agents in California.

Policy Acquisition Costs.  Policy acquisition costs increased 230%, or $2,072,548, to $2,973,044 for the six months ended June 30, 2006 from $900,496 for the six months ended June 30, 2005. These costs are a fixed percentage (approximately 30%) of our assumed net reinsurance premiums and grew in proportion to the 226% increase in net reinsurance premiums discussed above.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 51% or $4,520,395 for the six months ended June 30, 2006 to $13,404,104 from $8,883,709 for the six months ended June 30, 2005. Of this increase, 35% is attributable to increased payrolls, related employee expenses and director’s fees. The total number of employees in our fee-based management services segment increased from 153 as of June 30, 2005 to 167 as of June 30, 2006. During this period, we added 2 employees in New York for CRM, 7 employees in California for CRM CA and 5 employees in New York for Eimar. In addition, as our fee-based management services business continues to grow, we will need to hire additional staff. Approximately $1,962,832, or 60%, of the increase in selling, general and administrative expenses in our fee-based management services segment for the six months ended June 30, 2006 is attributable to increases in other components of selling, general and administrative expenses, including professional fees, travel and entertainment, and insurance expenses. These expenses rose significantly as we continued to expand in California. Office and administrative expenses of our reinsurance segment amounted to $327,929 for the six months ended June 30, 2006, compared to $70,432 for the six months ended June 30, 2005. We contract with Quest Management Services Limited, an independent management firm based in Bermuda, to perform general and administrative functions for Twin Bridges. We will continue to add additional employees to complete our anticipated staffing needs to operate as a public company. As a public company, we have incurred $1,035,701 for the six months ended June 30, 2006 of directors’ fees, legal and accounting fees and other professional services in our corporate and other segment.

Income Tax Provision.  The income tax provision of $503,790 for the six months ended June 30, 2006 represented the net income tax provision on taxable income of CRM, CRM CA and Eimar. The income tax benefit included a current tax provision of $601,790 and a deferred tax benefit of $98,000. Both CRM Holdings and Twin Bridges are domiciled in Bermuda and are not subject to U.S. taxation.

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

The deferred tax benefit of $98,000 is due to temporary differences from employee stock compensation and depreciation of property and equipment being reported differently for financial statement versus federal and state income tax purposes.

Net Income.  Net income increased 137%, or $3,899,845, to $6,747,140 for the six months ended June 30, 2006 from $2,847,295 for the six months ended June 30, 2005. Net income as a percentage of revenues was 22% for the six months ended June 30, 2006 compared to 15% for the six months ended June 30, 2005.

Income before taxes from Fee-based Management Services.  Income before taxes from our fee-based management services segment for the six months ended June 30, 2006 increased 10%, or $200,049, to $2,306,096, or 12% of our fee-based management services revenues for the six months then ended, from $2,106,047, or 13% of our fee-based management services revenues, for the six months ended June 30, 2005.

Income before taxes from Reinsurance.  Income before taxes from our reinsurance segment for the six months ended June 30, 2006 increased 656%, or $4,862,468, to $5,603,716, or 50% of our reinsurance segment revenues for the six months then ended, from $741,248, or 24% of our reinsurance segment revenues, for the six months ended June 30, 2005.

Liquidity and Capital Resources

We are organized as a Bermuda exempted holding company, and as such, have no direct operations. Our assets consist of investments in our subsidiaries through which we conduct substantially all of our management and other services for the self-insured groups that we manage and our reinsurance operations. We have subsidiary operations in Bermuda and the United States. Funds to meet any obligations we may have will come primarily from dividends, interest and other statutorily permissible payments from our subsidiaries. The ability of our subsidiaries to make these payments will be limited by the applicable laws and regulations of the domiciles in which the subsidiaries operate. In addition, we are subject to a U.S. federal withholding tax of 30% on any dividends paid to us from our U.S. subsidiaries. Accordingly, we do not expect to receive dividends from our U.S. subsidiaries for the foreseeable future. In addition, Bermuda law and regulations will restrict the payment of dividends from retained earnings, or distributions out of contributed surplus, by Twin Bridges unless certain regulatory requirements are met. Pursuant to our recently executed agreement with NY Marine & General, Twin Bridges will be restricted from distributing more than 10  % of its retained earnings by way of dividends, inter-company transfers or related party loans since the date of its last audited financial statements.

Cash Flows

Net cash used in operating activities amounted to $856,075 for the six months ended June 30, 2006, compared to net cash provided by operating activities of $3,885,633 for the six months ended June 30, 2005. For the six months ended June 30, 2006, major components of cash used in operating activities were net income of $6,747,140, the increases in unearned reinsurance premiums of $12,589,099, reserves for losses and loss adjustment expenses of $2,231,227, and unearned management fees of $1,577,227 somewhat offset by the increases in premiums receivable of $13,116,905, restricted cash and cash equivalents of $3,864,437, deferred policy acquisition costs of $3,806,647, prepaid expenses of $1,353,794, accounts receivable of $720,425, amortization of discounts on fixed-maturity securities of $841,023 and a decrease in unearned commission income of $902,391. The major components of cash provided by operating activities for the six months ended June 30, 2005, were net income of $2,847,295, increases in reserves for losses and loss adjustment expenses of $1,305,062, other accrued expenses of $1,101,554, unearned commission income of $1,049,036 and unearned management fees of $511,711, somewhat offset by increases in restricted cash and cash equivalents of $1,878,940 and accounts receivable of $884,276.

Net cash used in investing activities amounted to $50,655,195 for the six months ended June 30, 2006 as compared to $127,184 for the six months ended June 30, 2005. For the six months ended June 30, 2006, investing activities were primarily purchases of fixed maturity securities of $120,407,111, somewhat offset by sales and maturities of fixed maturity securities of $69,975,290. For the three months ended June 30, 2005, capital expenditures totaled $144,617 and net repayments of loans receivable totaled $17,433.

Net cash used by financing activities for the six months ended June 30, 2006 totaled $2,436,864 as compared to $2,842,610 for the six months ended June 30, 2005. The major component of cash used by financing activities for the three months ended June 30, 2006 was the decrease in accrued IPO costs of $2,410,961. Cash used in financing activities for the three months ended June 30, 2005 consisted of distributions to the members of pre-restructuring LLCs of $3,793,702 and borrowings under credit facilities of $951,092.

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

We have an option to purchase a building, which is currently under construction, with parking space and office space on approximately three acres in Poughkeepsie, New York. The option is exercisable 120 days prior to the anticipated occupancy of the building under our lease. The term of the lease will commence in the second half of 2007 or such later date on which the construction is substantially complete and the building is available for occupancy. The option price is approximately $3,500,000 plus all documented out-of-pocket construction costs after May 1, 2005. If we fail to exercise this initial option, we have an additional option to purchase the building during the first two years of our lease for the fair market value of the property, which will not be less than $3,500,000 plus the costs incurred by the landlord in developing and constructing the building. If we do exercise the option, we intend to finance the acquisition of the property with proceeds from a commercial mortgage.

Sources of Cash

We expect our future sources of funds will consist of fees and commissions earned from our fee-based management services business, premiums written in connection with our reinsurance business, investment income and proceeds from sales and redemptions of investment assets. CRM amended an existing revolving credit facility with KeyBank under which CRM is entitled to borrow up to $5,000,000 until June 30, 2007. This amendment renews the existing $5,000,000 credit facility that expired June 30, 2006. Borrowings under the facility may be used for general business purposes and are due on demand. Interest on the loans outstanding under the facility is payable monthly at a rate per annum equal to KeyBank’s prime rate from time to time. All of CRM’s obligations under the facility are secured by a lien on substantially all of CRM’s assets and is guaranteed by CRM CA, Eimar and Agency Captive. The facility limits CRM’s ability to purchase or sell assets otherwise than in the ordinary course of business, prohibits CRM from permitting any liens on its assets, subject to customary exceptions, prohibits CRM from incurring debt for borrowed money, including leases, except for trade debt incurred in the normal course of business and indebtedness or leases for term loans, leases, vehicles or equipment of up to $400,000, limits mergers and consolidations of CRM and prohibits investments and loans by CRM. As of June 30, 2006 there is no balance outstanding under the credit facility.

We believe that our cash from operations and, if needed, borrowings under our credit facility will be sufficient to meet our working capital and other operating requirements.

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

Posting of Security by Twin Bridges

Under a current agreement with NY Marine & General, Twin Bridges is required to post security, for any unpaid liabilities under the contract. Twin Bridges amended its existing letter of credit facility (the “Amended Unsecured Letter of Credit Facility”) with KeyBank on June 30, 2006. Under the Amended Unsecured Letter of Credit Facility, Twin Bridges is entitled to draw letters of credit of up to $7,000,000. Twin Bridges pays a fee of 1.5% of the principal amount of each letter of credit drawn. The Amended Unsecured Letter of Credit Facility has an expiration date of June 30, 2007 and replaces the $6,500,000 credit facility that expired June 30, 2006. The loan agreement contains covenants similar to the covenants in CRM’s revolving credit facility with KeyBank described in Sources of Cash in this Form 10-Q. The borrowings outstanding under it have been guaranteed by CRM, CRM CA, Eimar and Agency Captive.

In addition, Twin Bridges amended its second letter of credit loan facility (the “Amended Secured Letter of Credit Facility”) with KeyBank on June 30, 2006. Under the Amended Secured Letter of Credit Facility, Twin Bridges is entitled to draw letters of credit in the principal amount of up to $9,000,000. The Amended Secured Letter of Credit Facility expires June 30, 2007 and replaces the existing $7,500,000 credit facility that expired June 30, 2006. The amendment also modifies the fee that Twin Bridges pays from 0.75% to 0.35% of the principal amount of each letter of credit drawn. Any letter of credit issued under the Amended Secured Letter of Credit Facility is secured by investments, cash and cash equivalents held in a carrying value in equal amount. Twin Bridges also has informal arrangements with KeyBank and Smith Barney Citigroup pursuant to which Twin Bridges may obtain cash collateralized letters of credit.

At June 30, 2006, letters of credit in the principal amount of $6,505,494 were outstanding under the Unsecured Letter of Credit Facility and letters of credit in the amount of $11,676,263 were outstanding under the Secured Letter of Credit Facility and an informal arrangement with Smith Barney Citigroup. Until October 2005, the Unsecured Letter of Credit Facility and the Secured Letter of Credit Facility were guaranteed personally by the former owners. Under our new agreement with NY Marine and General, we will be required to increase the amount of security we provide as we increase the amount of excess coverage we reinsure. In addition, we believe that any reinsurance arrangement we may enter into with other U.S. admitted insurers will likely also contain similar security requirements.

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

Disclosure About Market Risk

Our exposure to market risk is confined to our fixed income investments and cash and cash equivalents. We currently invest in highly-rated financial instruments, primarily United States treasury bills and agency securities, and money market funds and maintain effective portfolio duration of less than four months. We do not currently hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.

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

In connection with the audit of the Companies’ financial statements for the year ended December 31, 2005, procedures and controls over our accounting and financial reporting functions were not sufficient. Further, we did not have adequate procedures and controls over the completeness and accuracy of manual interfaces between the underwriting database and the various financial activities and records of the Company. Significant revenue streams, including reinsurance premiums, commission income, and management fees, as well as the expense recorded for fees to general agents and brokers are dependent on information in the underwriting database. In addition, the segregation of duties over cash was not appropriate and more formalized controls were required.

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

Changes in Internal Control over Financial Reporting

The Company is in the process of implementing all of the steps discussed above. Specifically, the Company has hired a qualified director of financial reporting; begun segregating duties and responsibilities of accounting personnel; started to implement and document formal review procedures and key calculations; and is working with an independent firm to document, analyze, identify and test our internal controls. The efforts are ongoing and no areas of focus are yet completed.

Other than as described above, there have been no changes in our internal controls over financial reporting that occurred in the second quarter of 2006 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We discuss certain legal proceedings pending against us in Part I of this Quarterly Report on Form 10-Q under the caption “Item 1 — Notes to Consolidated Financial Statements — Note 9. Contingencies,” and refer you to that discussion for important information.

In April 2005, Cornerstone Program Management & Insurance Services, Inc. (“Cornerstone”), one of its affiliates, and their principals sued CRM, CRM CA and Contractors Access Group of California, Inc., or CAP, in the Superior Court of California, Orange County, Case No. 05CC04720. The amended complaint alleges that in November 2004, CRM wrongfully caused Cornerstone to be terminated as general agent for a workers’ compensation self-insured group for California contractors, and wrongfully assumed Cornerstone’s responsibilities under that program. Cornerstone also alleges that CRM had falsely accused Cornerstone and its principals of wrongfully diverting money and of other wrongful conduct. The amended complaint alleges six claims. The complaint does not seek a specific amount of damages. CRM is defending the litigation vigorously. Although CRM had asserted counterclaims against Cornerstone, all counterclaims previously asserted have been dismissed. The trial date of July 31, 2006 has been continued to August 28, 2006. The matter is being defended by CRM’s general liability and directors’ and officers’ liability carriers, under a reservation of rights.

In May 2005, the plaintiffs dropped Cornerstone’s affiliate as a plaintiff and CAP as a defendant. Subsequently, Cornerstone brought an arbitration proceeding against CAP, pursuant to the American Arbitration Association Commercial Arbitration Rules, Case No.: 73 181 Y 00304 05 HLT. CRM and CRM CA are not parties to this arbitration. The arbitration proceeding was split into two phases: a liability phase and a damages phase. During the liability phase, the arbitration panel issued an Interim Award naming Cornerstone as the prevailing party. Subsequently, the arbitrators issued orders on June 30, 2006 and July 17, 2006, ruling that Cornerstone’s damages should be measured by gross contract amounts, which shifted the arbitration to the damages phase. While the exact amount of damages has not been determined, given certain rulings against CAP, it is reasonably possible that damages could exceed $5 million. In the event the arbitrators do not change their rulings and a judgment is entered against CAP, it is reasonably possible that CAP may seek contribution and/or indemnification from CRM and CRM CA for this loss.

CRM loaned Cornerstone and its principals $468,783, to be used by them as working capital, of which $371,759 remains outstanding. The borrowers failed to make timely installment payments due under the working capital loan commencing March 15, 2005 and CRM has declared the loan in default and immediately due and payable in full and brought an action against the borrowers for collection. On July 15, 2005, CRM sued to recover the debt in the Federal Court in the Central District of California. This separate federal court action has been stayed pending the outcome of the state court action.

The Company may enter into discussions regarding settlement of these matters, and may enter into settlement agreements, if it believes settlement is in the best interests of the Company’s shareholders. The matters, or groups of related matters, if decided adversely to or settled by the Company, individually or in the aggregate, may result in liability material to the Company’s financial condition or results of operations.

Other than the foregoing, we are not a party to any material litigation.

ITEM 1A — RISK FACTORS

You should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2005 and the risks described below, together with all of the other information included in this quarterly report. The risks and uncertainties are not the only ones facing our company. If any of the risks actually occurs, our business, financial condition or operating results could be harmed. Any of the risks described could result in a significant or material adverse effect on our financial condition or results of operations, and a corresponding decline in the market price of our common stock. You could lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in those forward-looking statements. Please refer to the discussion under the heading “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS.”

The risk factor titled “The insurance and reinsurance business is historically cyclical, and we expect to experience periods with excess underwriting capacity and unfavorable premium rates which could materially and adversely affect our business.” in our Annual Report on Form 10-K for the year ended December 31, 2005, is amended in its entirety to read as follows:

The insurance and reinsurance business is historically cyclical, and we expect to experience periods with excess underwriting capacity and unfavorable premium rates which could materially and adversely affect our business.

The results of operations of companies in the insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability can be affected significantly by:

•	competition;

•	rate increases and decreases;

•	volatile and unpredictable developments, including frequency of occurrence or severity of catastrophic and other loss events;

•	changes in the availability of reinsurance capacity and capital capacity;

•	rising loss costs that we cannot anticipate at the time we price our products; and

•	other general economic and social conditions.

The supply of insurance and reinsurance is related to prevailing prices, the level of insured losses and the level of industry surplus, which, in turn, may fluctuate in response to changes in rates of return on investments being earned. As a result, the insurance and reinsurance business historically has been a cyclical industry, characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. The supply of insurance and reinsurance may increase, either due to capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers, which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates and additional competition for business.

During 1999 and 2000, the workers’ compensation insurance industry experienced substantial pricing competition, and this pricing competition greatly affected the ability of providers to increase premiums. Beginning in 2001, there was a decrease in pricing competition in the industry, which enabled insurers to raise rates. More recent legislative reforms in states, including California, however, have caused premium rates to decrease. California Bill 899 was passed in April 2004 with the goal of reducing over time the medical and indemnity benefits paid to injured workers. This legislation has allowed insurers to reduce rates, and rates may continue to decrease. In addition, during the second quarter ended June 30, 2006, the Workers’ Compensation Insurance Rating Bureau and the Insurance Commissioner recommended an overall 16% rate decrease in California for policies written subsequent to June 30, 2006.

In connection with the changes in rates, the insurance and reinsurance market is subject to intense competition. With the enactment of California Bill 899 and the continued reduction in rates, the California market has become competitive and remains competitive. If rates continue to decrease and competition continues to increase, this could have a material adverse effect on our business, financial condition, and results of operations. At this time, we are unable to predict the impact that the proposed rate reductions and intense competition might have on our future financial position and results of operations.

In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly. In the event that adverse market conditions develop in the workers’ compensation industry or the insurance industry as a whole, our groups may experience difficulties providing workers’ compensation insurance at competitive rates. Because our groups do not have capital and surplus, they do not have the ability to provide coverage at rates that produce a loss after considering investment income and available reinsurance. As a result, our groups may lose members and experience a reduction in their premium revenues during periods of inadequate market pricing. If this occurs, we would experience a reduction in our fee-based management services revenues. In addition, we could be unable to reinsure a portion of the excess coverage at rates that we consider appropriate relative to the risks assumed. This could have a material adverse effect on our business, financial condition and results of operations.

ITEM 6 — EXHIBITS

1. Exhibits

Exhibit
Number		Description

10.1		Amendment to Loan Agreement, dated as of June 30, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2006
10.2		Amendment to Loan Agreement, dated as of June 30, 2006, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 30, 2006
10.3		Amendment to Loan Agreement, dated as of June 30, 2006, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 30, 2006
*31	.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
*31	.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
*31	.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
**32	.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32	.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32	.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*		Filed herewith
**		Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRM Holdings, Ltd.

/s/  Daniel G. Hickey, Jr.
Daniel G. Hickey, Jr.
Co-Chief Executive Officer

/s/  Martin D. Rakoff.
Martin D. Rakoff
Co-Chief Executive Officer

/s/  James J. Scardino
James J. Scardino
Chief Financial Officer

Dated: August 6, 2006