Form 10-Q
period 2006-09-30
CRM Holdings, Ltd.
filed 2006-11-09
CIK 1338949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

The number of the registrant’s common shares outstanding as of November 7, 2006 was 15,457,115.

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

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

CRM Holdings, Ltd.

Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Investments:
Fixed-maturity securities, available-for-sale	$73,249,673	$8,185,367
Cash and cash equivalents	9,216,273	67,922,802
Cash and cash equivalents, restricted	—	884,727
Premiums receivable	13,081,659	2,648,455
Accounts receivable	5,080,882	2,057,797
Deferred policy acquisition costs	2,705,844	441,770
Property and equipment, at cost (less accumulated depreciation of $820,665 and $650,663)	1,232,638	971,037
Loans receivable	36,534	412,335
Deferred income taxes	136,200	5,200
Prepaid expenses and other assets	944,422	377,350

Total assets	$105,684,125	$83,906,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
Reserve for losses and loss adjustment expenses	$10,774,255	$6,279,744
Unearned reinsurance premiums	8,968,832	1,493,911
Unearned management fees	810,427	387,974
Unearned commission income	124,987	931,331
Borrowings under credit facilities	44,930	82,512
Fees payable to general agents and brokers	846,907	759,788
Accrued IPO costs	—	2,410,961
Other accrued expenses	4,713,574	2,630,489

Total liabilities	26,283,912	14,976,710

Common Stock
Authorized 50,000,000,000 shares; $.01 par value; 15,457,115 common shares issued and outstanding;	154,571	154,571
790,000 Class B shares issued and outstanding	7,900	7,900
Additional paid-in capital	66,442,974	66,057,076
Retained earnings	12,805,727	2,716,735
Accumulated other comprehensive loss	(10,959)	(6,152)

Total shareholders’ equity	79,400,213	68,930,130

Total liabilities and shareholders’ equity	$105,684,125	$83,906,840

See Notes to Interim Consolidated Financial Statements.

CRM Holdings, Ltd.

Consolidated Statements of Income
And Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005

Revenues
Fee-based management services:
Management fees	$8,451,759	$7,739,934	$24,719,737	$22,124,085
Commission income	1,601,106	1,965,052	4,936,115	4,075,344

	10,052,865	9,704,986	29,655,852	26,199,429
Net reinsurance premiums earned	6,286,906	2,250,091	16,200,610	5,295,237
Investment income	944,391	62,007	2,583,775	115,471

Total revenues	17,284,162	12,017,084	48,440,237	31,610,137

Expenses
Losses and loss adjustment expenses	2,263,284	964,325	4,494,511	2,269,387
Fees paid to general agents and brokers	2,660,087	2,815,803	7,926,679	8,443,514
Policy acquisition costs	1,896,614	665,383	4,869,658	1,565,879
Selling, general and administrative expenses	6,557,575	5,086,609	19,961,690	13,970,318
Interest expense	1,413	13,425	31,591	42,205

Total expenses	13,378,973	9,545,545	37,284,129	26,291,303

Income before taxes	3,905,189	2,471,539	11,156,108	5,318,834
Provision for income taxes	563,326	—	1,067,116	—

Net Income	$3,341,863	$2,471,539	$10,088,992	$5,318,834

Basic and fully diluted earnings per share:	$0.21	$0.24	$0.62	$0.52
Weighted average shares outstanding:
Basic	16,247,115	10,247,115	16,247,115	10,247,115
Fully diluted	16,247,115	10,247,115	16,252,418	10,247,115
Comprehensive Income
Net Income	$3,341,863	$2,471,539	$10,088,992	$5,318,834

Other comprehensive loss:
Gross unrealized investment holding gains (losses) arising during the period	25,085	—	(28,262)	—
Less reclassification adjustment for losses included in net income	1,767	—	23,455	—

Total other comprehensive gain (loss)	26,852	—	(4,807)	—

Total comprehensive income	$3,368,715	$2,471,539	$10,084,185	$5,318,834

See Notes to Interim Consolidated Financial Statements.

CRM Holdings, Ltd.

Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,088,992	$5,318,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173,188	160,393
Amortization of unearned compensation, restricted stock	385,898	—
Amortization of discounts on fixed-maturity securities, available-for-sale	(1,520,594)	—
Net realized losses on sale of fixed-maturity securities, available-for-sale	23,455	—
Deferred income tax benefit	(131,000)	—
Changes in:
Cash and cash equivalents, restricted	884,727	2,794,972
Premiums receivable	(10,433,204)	810,225
Accounts receivable	(1,273,085)	(2,587,454)
Deferred policy acquisition costs	(2,264,074)	494,886
Deferred IPO costs	—	(1,334,027)
Prepaid expenses and other assets	(567,072)	(457,911)
Reserve for losses and loss adjustment expenses	4,494,511	2,269,387
Unearned reinsurance premiums	7,474,921	(1,673,525)
Unearned management fees	422,453	466,314
Unearned commission income	(806,344)	(265,181)
Fees payable to general agents and brokers	87,119	206,349
Other accrued expenses	333,085	1,901,948

Net cash provided by operating activities	7,372,976	8,105,210

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed-maturity securities, available-for-sale	(171,214,497)	(5,533,211)
Proceeds from sales and maturities of fixed-maturity securities, available-for-sale	107,642,523	—
Property and equipment	(434,789)	(218,962)
Loans receivable, net	375,801	18,796

Net cash used in investing activities	(63,630,962)	(5,733,377)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in accrued IPO costs	(2,410,961)	—
Net (repayments) borrowings under credit facilities	(37,582)	3,439,098
Distributions paid to LLC Members	—	(6,760,927)

Net cash used in financing activities	(2,448,543)	(3,321,829)

Net decrease in cash	(58,706,529)	(949,996)
Cash and cash equivalents
Beginning	67,922,802	1,584,083

Ending	$9,216,273	$634,087

See Notes to Interim Consolidated Financial Statements.

CRM Holdings, Ltd.

Notes to Interim Consolidated Financial Statements (Unaudited)

Note 1.	Nature of Business and Significant Accounting Policies

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

Acquisition of Embarcadero Insurance Holdings, Inc.

On September 8, 2006, the Company entered into a Stock Purchase Agreement (“the Agreement”) to acquire privately-held Embarcadero Insurance Holdings, Inc. (“Embarcadero”), a California corporation. Under the terms of the Agreement, CRM USA Holdings will acquire all of the outstanding shares of Embarcadero, which will become a wholly-owned subsidiary of CRM USA Holdings. On November 3, 2006, the California Department of Insurance approved CRM USA Holdings’ application on Form A to acquire Embarcadero. The approval grants authority for the two parties to consummate the transaction.

Embarcadero, through its wholly-owned subsidiary, Majestic Insurance Company (“Majestic”), writes workers’ compensation insurance for medium to large size business. Majestic is a California domiciled insurance company licensed in 15 states, and presently operates in California, Arizona, Alaska, Nevada, Oregon and Washington.

The aggregate purchase price is estimated to be approximately $46 million, and will be paid in cash. Of this aggregate purchase price, $4 million will be held in escrow for up to 18 months following the closing to cover potential indemnification claims for breaches of certain representations and warranties, and an additional $3.2 million will be held in escrow for five years to cover indemnification claims by CRM USA Holdings with respect to reserves for losses and loss adjustment expenses. The Company has incurred $292,678 of legal and consulting fees related to the acquisition of Embarcadero. These capitalized costs are included in prepaid expenses and other assets as of September 30, 2006.

The acquisition is expected to close within two weeks of the approval of the Form A application.

CRM Holdings, Ltd.

Notes to Interim Consolidated Financial Statements (Unaudited) — (Continued)

Basis of Accounting and Principles of Consolidation

The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, and accordingly do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 2005 for CRM Holdings. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the three and nine months ended September 30, 2006 and cash flows for the nine months ended September 30, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated upon consolidation. Business segment results are presented net of all material intersegment transactions.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, and results of operations.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes.  FIN No. 48 clarifies the accounting for uncertain tax positions as described in SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Additionally, it applies to the recognition and measurement of income tax uncertainties resulting from a purchase business combination. The requirements under FIN No. 48 are effective for reporting periods beginning after December 15, 2006. We are currently evaluating the impact FIN No. 48 will have on the Company’s results of operations and financial position.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which changes the requirements for the accounting and reporting of a change in accounting principle made in fiscal years beginning after December 15, 2005. This statement applies to all voluntary changes in accounting principles. The statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than reported in the income statement. The Company’s adoption of SFAS 154 has not had any impact on the Company’s financial position or results of operations.

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

Basic earnings per share are calculated using the weighted average number of common and Class B shares outstanding and excludes any dilutive effects of warrants, options and convertible securities. For periods prior to the IPO, the 10,247,115 shares of Common and Class B shares of the Company issued to former owners of the pre-restructuring LLCs and Twin Bridges are assumed to be outstanding for all periods presented. As of September 30, 2006, there are 142,184 restricted shares and no warrants, options or convertible securities outstanding.

The following tables show the computation of the Company’s earnings per share:

	For the Three Months Ended September 30, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic and fully diluted earnings per share	$3,341,863	$16,247,115	$0.21

CRM Holdings, Ltd.

Notes to Interim Consolidated Financial Statements (Unaudited) — (Continued)

	For the Nine Months Ended September 30, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings per share	$10,088,992	$16,247,115	$0.62
Effect of dilutive securities:
Unvested restricted shares	—	5,303	—

Fully diluted earnings per share	$10,088,992	$16,252,418	$0.62

Diluted earnings per share are calculated assuming conversion of dilutive convertible securities and the exercise of all dilutive stock options and warrants using the treasury stock method. 32,213 shares of restricted stock were excluded from the computation of fully diluted earnings per share for the nine months ended September 30, 2006 because their effects were anti-dilutive.

Fully diluted earnings per share is the same as basic earnings per share for the three and nine months ended September 30, 2005 because the Company had no common share equivalents outstanding during those periods.

Note 3.	Investments

As of September 30, 2006, investments with a fair value of $11,676,263 have been pledged as security under certain credit facilities as more fully described in Note 5 and Note 7. All fixed-maturity investments as of September 30, 2006 had been held for less than one year and had remaining maturities of less than one year. For the first nine months of 2006 and 2005, the Company did not record any other-than-temporary impairment.

The table below sets forth the composition of the Company’s investment portfolio:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
As of September 30, 2006	Cost	Gains	Losses	Fair Value

U.S. Government and agencies	$73,260,632	$6,932	$(17,891)	$73,249,673

Total investments	$73,260,632	$6,932	$(17,891)	$73,249,673

Gross realized losses were $1,767 and $23,455 for the three and nine month periods ended September 30, 2006 and are included as a component of investment income. There were no realized gains for the three or nine month periods ended September 30, 2006 and no realized gains or losses for the three or nine month periods ended September 30, 2005.

Note 4.	Deferred Policy Acquisition Costs

Changes in deferred policy acquisition costs are as follows:

As of September 30,	2006	2005

Balance at beginning of period	$441,770	$1,413,500

Policy acquisition costs deferred:
Ceding commissions	6,266,113	1,034,775
Other	867,619	36,218

	7,133,732	1,070,993
Amortization of policy acquisition costs	(4,869,658)	(1,565,879)

Net change	2,264,074	(494,886)

Balance at end of period	$2,705,844	$918,614

CRM Holdings, Ltd.

Notes to Interim Consolidated Financial Statements (Unaudited) — (Continued)

Note 5.	Credit Facilities

On June 30, 2006, CRM amended its existing credit facility (the “Amended Revolving Credit Facility”) with KeyBank National Association (“KeyBank”). The Amended Revolving Credit Facility is for $5.0 million and has an expiration date of June 30, 2007 and renews the existing $5.0 million credit facility that expired June 30, 2006. There were no outstanding borrowings under the Amended Revolving Credit Facility as of September 30, 2006.

Under Twin Bridges’ contract with NY Marine & General, Twin Bridges is required to post security for any unpaid liabilities under the contract. Twin Bridges amended its existing letter of credit loan facility (the “Amended Unsecured Letter of Credit Facility”) with KeyBank on June 30, 2006. Under the Amended Unsecured Letter of Credit Facility, Twin Bridges is entitled to draw letters of credit of up to $7.0 million. The Amended Unsecured Letter of Credit Facility has an expiration date of June 30, 2007 and replaces the $6.5 million credit facility that expired June 30, 2006.

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

For the periods presented in these financial statements prior to the date of the restructuring, the pre-restructuring LLCs were organized as limited liability companies, where the members were taxed on their proportionate share of the LLC’s taxable income. Therefore for CRM, CRM CA and Eimar, income taxes have been provided in these financial statements only for the nine months ended September 30, 2006, and not prior. CRM Holdings and Twin Bridges are Bermuda companies. Management believes that CRM Holdings and Twin Bridges are not involved in the active conduct of a trade or business in the U.S. for U.S. tax purposes and as such has not provided for any federal or state and local income taxes for these entities.

The significant components of the consolidated provision for income taxes for the nine months ended September 30, 2006 and 2005 were as follows:

Nine Months Ended September 30,	2006	2005

Current income tax provision
Federal	$1,057,116	$—
State and local	141,000	—

	1,198,116	—

Deferred tax benefit
Federal	(128,000)	—
State and local	(3,000)	—

	(131,000)	—

Total income tax provision	$1,067,116	$—

CRM Holdings, Ltd.

Notes to Interim Consolidated Financial Statements (Unaudited) — (Continued)

The income tax provision differs from the amount computed by applying the U.S. Federal income tax rate of 35% to income before taxes as a result of the following:

Nine Months Ended September 30,	2006	2005

Theoretical Federal income tax at statutory rate of 35%	$3,905,000	$—
Tax-free Bermuda-domiciled income	(2,574,000)	—
Income attributable to pre-restructuring LLCs taxed in the hands of its members prior to the IPO date	(347,000)	—
State income taxes net of federal benefit	81,000	—
Other	2,116	—

Income tax provision	$1,067,116	$—

The tax effects of temporary differences in the accounts of CRM, CRM CA and Eimar that gave rise to deferred income tax assets were as follows:

As of September 30,	2006	2005

Deferred income tax assets:
Property and equipment	$4,000	$—
Employee stock compensation	132,200	—

Net deferred income tax asset	$136,200	$—

Note 7.	Reinsurance Activity

A summary of reinsurance premiums assumed consisted of the following:

Nine Months Ended September 30,	2006	2005

Premiums assumed	$23,675,531	$3,634,312
Change in unearned reinsurance premiums	(7,474,921)	1,660,925

Net reinsurance premiums earned	$16,200,610	$5,295,237

Changes in Twin Bridges’ liability for losses and loss adjustment expenses (“LAE”) were as follows:

As of September 30,	2006	2005

Liability at beginning of period	$6,279,744	$2,696,000

Incurred losses and LAE relating to:
Current year	5,832,217	2,269,387
Prior years	(1,337,706)	—

Total incurred losses and LAE	4,494,511	2,269,387

Paid losses and LAE relating to:
Current year	—	—
Prior years	—	—

Total paid losses and LAE	—	—

Liability at end of period	$10,774,255	$4,965,387

Since the Company has no historical experience, prior year losses were estimated based on industry data and resulted in loss ratios ranging from 39% to 66%. The Company has not experienced significant losses since the

CRM Holdings, Ltd.

Notes to Interim Consolidated Financial Statements (Unaudited) — (Continued)

inception of Twin Bridges and currently has five open claims. Based upon the lack of loss emergence, management has reduced its estimate of losses on prior policy years. At September 30, 2006, management has estimated the overall loss ratio to be 36%, which resulted in favorable development for policy years 2003, 2004 and 2005.

The reinsurance agreements require Twin Bridges to provide certain collateral to secure its obligations to NY Marine & General. Letters of credit totaling $18,181,757 as of September 30, 2006 serve as collateral under the reinsurance agreements. Of these letters of credit, $11,676,263 was secured by investments. The balance of the letters of credit outstanding on those dates was issued pursuant to the Unsecured Letter of Credit Facility.

Note 8.	Share-Based Compensation

The Company recorded stock-based compensation expense of $99,334 and $258,100, net of income tax benefits of $44,500 and $127,800, during the three and nine months ended September 30, 2006, respectively. These amounts are compensation in the form of shares of restricted stock in accordance with the 2005 Long-Term Incentive Plan. Restricted stock issued under the plan has terms set by the compensation committee, and contain certain restrictions relating to, among other things, vesting and forfeiture in the event of termination of employment. The fair value of the shares awarded is calculated using the market price on the date of grant. As of September 30, 2006, there was $1,375,492 total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.3 years.

Following is a summary of non-vested shares as of September 30, 2006 and changes during the year:

		Weighted Average
		Grant Date
	Shares	Fair Value

Balance, December 31, 2005	89,579	$13.00
Granted during the year	59,096	$11.55
Forfeited during the year	(6,491)	$11.17

Balance, September 30, 2006	142,184	$12.48

There was no vesting of shares of restricted stock as of September 30, 2006.

Note 9.	Related Parties

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

The following table represents amounts paid to the broker for services rendered:

For the Nine Months Ended September 30,	2006	2005

Fees paid to general agents and brokers	$190,158	$116,685
Other operating expenses	75,301	27,948

	$265,459	$144,633

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

CRM Holdings, Ltd.

Notes to Interim Consolidated Financial Statements (Unaudited) — (Continued)

by Daniel G. Hickey Jr., the Company’s Co-Chief Executive Officer and Chairman of the Board. On January 9, 2006 CRM became the successor in interest to Agency Captive’s license, following which brokerage commissions are paid directly to CRM.

Included in selling, general and administrative expenses are guaranteed payments and bonuses to the members of the pre-restructuring LLCs totaling $0 and $2,148,244 for the nine months ended September 30, 2006 and 2005, respectively.

Note 10.	Contingencies

In April 2005, Cornerstone Program Management & Insurance Services (“Cornerstone”), the former general agent for Contractors Access Program of California, Inc. (“CAP”), a self-insured group administered by CRM CA, commenced litigation against CAP, CRM and CRM CA. A full and final confidential settlement was reached on September 6, 2006. To date, all settlement payments due have been paid by CAP. CRM has commenced litigation against its general liability and errors and omissions insurance carriers for recovery under the respective insurance policies. Management has determined that a settlement with CRM’s errors and omissions liability carrier is probable, such that CRM will receive $1,750,000 in recovery under the policy. Once the matter is settled and the proceeds are received, CRM will contribute the recovery to CAP for the amount due under the settlement agreement, given that CAP has paid all amounts due to date. Accordingly, a receivable and corresponding accrued liability in the amount of $1,750,000 have been recorded in these financial statements. In the event that insurance proceeds under CRM’s general liability and errors and omissions liability insurance policies and any recoveries from third parties are insufficient to cover obligations under the settlement agreement, it is reasonably possible that CAP may seek indemnification from CRM and CRM CA for its loss. Until the insurance claims are settled and until CAP asserts a claim against CRM or CRM CA, it is not possible to estimate the potential liability to the Company, if any, and no amount has been accrued in those financial statements for the nine months ended September 30, 2006.

As a result of the settlement, CRM wrote off an accrued expense of $562,788 for fees possibly due Cornerstone against fees paid to general agents and also wrote off a $371,759 loan receivable from Cornerstone against selling, general and administrative expenses in the third quarter of 2006.

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

CRM Holdings, Ltd.

Notes to Interim Consolidated Financial Statements (Unaudited) — (Continued)

The following tables set forth the Company’s revenues, expenses, income before taxes and total assets by business segment and combined:

	For the Three Months Ended September 30, 2006
	Fee-Based
	Management		Corporate and
	Services	Reinsurance	Other	Total

Revenues:
Management fees	$8,451,759	$—	$—	$8,451,759
Commissions	1,601,106	—	—	1,601,106
Net reinsurance premiums	—	6,286,906	—	6,286,906
Investment income	35,424	710,013	198,954	944,391

Total revenues	10,088,289	6,996,919	198,954	17,284,162

Expenses:
Underwriting expenses	—	4,159,898	—	4,159,898
Interest expense	1,413	—	—	1,413
Depreciation and amortization	69,337	—	—	69,337
Operating expenses	8,517,524	85,588	545,213	9,148,325

Total expenses	8,588,274	4,245,486	545,213	13,378,973

Income before taxes	$1,500,015	$2,751,433	$(346,259)	$3,905,189

Total Assets	$8,835,647	$79,871,966	$16,976,512	$105,684,125

	For the Three Months Ended September 30, 2005
	Fee-Based
	Management		Corporate and
	Services	Reinsurance	Other	Total

Revenues:
Management fees	$7,739,934	$—	$—	$7,739,934
Commissions	1,965,052	—	—	1,965,052
Net reinsurance premiums	—	2,250,091	—	2,250,091
Investment income	11,507	50,500	—	62,007

Total revenues	9,716,493	2,300,591	—	12,017,084

Expenses:
Underwriting expenses	—	1,629,708	—	1,629,708
Interest expense	13,425	—	—	13,425
Depreciation and amortization	58,113	—	—	58,113
Operating expenses	7,809,734	34,565	—	7,844,299

Total expenses	7,881,272	1,664,273	—	9,545,545

Income before taxes	$1,835,221	$636,318	$—	$2,471,539

Total Assets	$5,861,591	$11,765,017	$—	$17,626,608

CRM Holdings, Ltd.

Notes to Interim Consolidated Financial Statements (Unaudited) — (Continued)

	For the Nine Months Ended September 30, 2006
	Fee-Based
	Management		Corporate and
	Services	Reinsurance	Other	Total

Revenues:
Management fees	$24,719,737	$—	$—	$24,719,737
Commissions	4,936,115	—	—	4,936,115
Net reinsurance premiums	—	16,200,610	—	16,200,610
Investment income	75,776	1,932,225	575,774	2,583,775

Total revenues	29,731,628	18,132,835	575,774	48,440,237

Expenses:
Underwriting expenses	—	9,364,169	—	9,364,169
Interest expense	31,591	—	—	31,591
Depreciation and amortization	173,188	—	—	173,188
Operating expenses	25,720,749	413,517	1,580,915	27,715,181

Total expenses	25,925,528	9,777,686	1,580,915	37,284,129

Income before taxes	$3,806,100	$8,355,149	$(1,005,141)	$11,156,108

Total Assets	$8,835,647	$79,871,966	$16,976,512	$105,684,125

	For the Nine Months Ended September 30, 2005
	Fee-Based
	Management		Corporate and
	Services	Reinsurance	Other	Total

Revenues:
Management fees	$22,124,085	$—	$—	$22,124,085
Commissions	4,075,344	—	—	4,075,344
Net reinsurance premiums	—	5,295,237	—	5,295,237
Investment income	24,898	90,573	—	115,471

Total revenues	26,224,327	5,385,810	—	31,610,137

Expenses:
Underwriting expenses	—	3,835,266	—	3,835,266
Interest expense	42,205	—	—	42,205
Depreciation and amortization	160,393	—	—	160,393
Operating expenses	22,080,461	172,978	—	22,253,439

Total expenses	22,283,059	4,008,244	—	26,291,303

Income before taxes	$3,941,268	$1,377,566	$—	$5,318,834

Total Assets	$5,861,591	$11,765,017	$—	$17,626,608

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRM Holdings, Ltd. is a Bermuda exempted holding company incorporated in September 2005 that owns directly or indirectly the following significant subsidiaries: Compensation Risk Managers, LLC, or CRM, Compensation Rick Managers of California, LLC, or CRM CA, Twin Bridges (Bermuda) Ltd., or Twin Bridges, and EIMAR LLC, or EIMAR. Accordingly, in this discussion, references to the “Company,” “we,” “us” or “our” refer to CRM Holdings, Ltd. and its subsidiaries on a consolidated basis. References to CRM Holdings refer solely to CRM Holdings, Ltd., references to CRM refer to CRM, CRM CA and EIMAR, unless in any instance the context indicates otherwise.

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

•	Fee-based Management Services. We provide fee-based management services for workers’ compensation self-insured groups in New York and California. We began conducting our business of providing management and other services to self-insured workers’ compensation groups in New York through CRM in 1999 and expanded this business to California through CRM CA in October 2003. We form the groups and provide them with a broad range of services, including general management, underwriting, risk assessment, medical bill review and case management, general recordkeeping and regulatory compliance. We also provide safety and loss control services to group members to help reduce workers’ compensation risks and expenses. In New York, we provide claims management services. In addition, we act as a broker and place excess insurance coverage and any required surety bonds for the groups. Each group we manage is composed of participants from the same industry, all of which are located in a single state. We currently manage 14 self-insured groups in 12 industries, with eight groups in New York and six in California. Investment management services are provided for our larger groups by one or more independent investment management firms. Our fee-based management services accounted for approximately 61% of our total revenues and approximately 34% of our income before taxes for the nine months ended September 30, 2006 and approximately 83% of our total revenues and approximately 74% of our income before taxes for the nine months ended September 30, 2005.

•	Reinsurance. The groups we manage purchase excess workers’ compensation coverage from U.S. admitted insurers to cover claims that exceed a minimum level established by state law or regulation or by administrative determination. We began reinsuring a portion of this coverage through our subsidiary Twin Bridges in December 2003. We write our reinsurance on a quota share basis also known as proportional or pro rata. Under quota share reinsurance, we share the premiums as well as the losses and expenses in an agreed proportion with the U.S. admitted insurer, subject to certain limits. Our reinsurance segment accounted for approximately 37% of our total revenues and approximately 75% of our income before taxes for the nine months ended September 30, 2006 and approximately 17% of our total revenues and approximately 26% of our net income for the nine months ended September 30, 2005.

•	Corporate and Other. The Company’s corporate and other segment constitutes a reportable segment and includes investment income, general expenses, investments and cash and cash equivalents that relate to general corporate activities and not to one of the Company’s two principal business operations. Our corporate and other segment accounted for approximately 1% of our total revenues and reduced taxable income by 9% for the nine months ended September 30, 2006. No results are presented for the nine months ended September 30, 2005, as the segment did not exist until the Company’s IPO on December 27, 2005.

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

Our Restructuring and Initial Public Offering

The Company completed an IPO on December 27, 2005, listing its shares on the NASDAQ National Market under the symbol “CRMH”. The Company sold 6,000,000 shares of common stock, par value $.01 per share at a price of $13.00. The proceeds to the Company were $68.7 million, net of underwriting and offering expenses of $9.3 million. The Company contributed $47.0 million of the IPO proceeds to Twin Bridges to support the growth of its reinsurance business and $6.5 million to CRM to repay the entire amount outstanding under the revolving credit facility with KeyBank and for general working capital. The remaining net proceeds were used to purchase fixed-maturity securities or are on deposit in interest bearing accounts.

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

Acquisition of Embarcadero Insurance Holdings, Inc.

On September 8, 2006, the Company entered into a Stock Purchase Agreement (“the Agreement”) to acquire privately-held Embarcadero Insurance Holdings, Inc. (“Embarcadero”), a California corporation. Under the terms of the Agreement, CRM USA Holdings will acquire all of the outstanding shares of Embarcadero, which will become a wholly-owned subsidiary of CRM USA Holdings. On November 3, 2006, the California Department of Insurance approved CRM USA Holdings’ application on Form A to acquire Embarcadero. The approval grants authority for the two parties to consummate the transaction.

Embarcadero, through its wholly-owned subsidiary, Majestic Insurance Company (“Majestic”), writes workers’ compensation insurance for medium to large size business. Majestic is a California domiciled insurance company licensed in 15 states, and presently operates in California, Arizona, Alaska, Nevada, Oregon and Washington.

The aggregate purchase price is estimated to be approximately $46 million, and will be paid in cash. Of this aggregate purchase price, $4 million will be held in escrow for up to 18 months following the closing to cover potential indemnification claims for breaches of certain representations and warranties, and an additional $3.2 million will be held in escrow for five years to cover indemnification claims by CRM USA Holdings with respect to reserves for losses and loss adjustment expenses. The Company has incurred $292,678 of legal and consulting fees related to the acquisition of Embarcadero. These capitalized costs are included in prepaid expenses and other assets as of September 30, 2006.

The Agreement is expected to close within two weeks of the approval of the Form A application.

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

Critical Accounting Policies

We have prepared a current assessment of our critical accounting policies in connection with preparing our interim unaudited consolidated financial statements as of and for the nine months ended September 30, 2006 and 2005. We believe that the critical accounting policies set forth in our Form 10-K, filed on March 29, 2006 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements.

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

A significant amount of our existing business is dependent on a relatively small number of our managed groups. The Healthcare Insurance Trust of New York provided approximately 23% and 26% of our revenues from fee-based management services for the nine months ended September 30, 2006 and 2005, respectively. Elite Contractors Trust of New York, Contractors Access Program of California and the Transportation Industry Workers’ Compensation Trust of New York provided approximately 18%, 17% and 14% of revenues from fee-based management services, respectively, for the nine months ended September 30, 2006. Elite Contractors Trust of New York, Transportation Industry Workers’ Compensation Trust of New York and the Contractors Access Program of California provided approximately 21%, 13% and 11%, respectively, of our revenues from fee-based management services for the nine months ended September 30, 2005.

Commission income from NY Marine & General represented 84% and 55% of reinsurance commission for the nine months ended September 30, 2006 and 2005, respectively. U.S. admitted insurers other than NY Marine & General also pay commissions to CRM and CRM CA for any coverage placed with such U.S. admitted insurers. The coverage placed with these U.S. admitted insurers is generally for “catastrophic coverage” for losses and loss adjustment expenses which exceed the per occurrence limits of the coverage currently provided by NY Marine & General.

In December, 2005, we executed an agreement with NY Marine & General with respect to our reinsurance of the excess coverage which NY Marine & General provides to our groups. In connection with the agreement, the commission paid to CRM and CRM CA for any excess coverage placed with NY Marine & General decreased from 20% of gross premiums under our expired agreement to 15%. Under the terms of the agreement, NY Marine & General offers coverage to our groups for all losses and loss adjustment expenses in excess of the $500,000 per occurrence liability typically retained by the groups upon the renewal of their excess coverage policies, eliminating the need for our groups to purchase catastrophic coverage from other U.S. admitted insurers. Consequently, we believe that, although we have agreed to lower the percentage of gross premiums payable by NY Marine & General to CRM and CRM CA as commissions, our commission income from NY Marine & General will increase to the extent our groups elect to obtain all of their excess coverage from NY Marine & General. For the nine months ended September 30, 2006, reinsurance commissions earned under the expired agreement versus the new agreement were approximately 19% and 81% of reinsurance commissions, respectively.

Reinsurance Premiums.  We reinsure a portion of the excess coverage obtained by the self-insured groups that we manage. NY Marine & General provides the excess coverage for 13 of our 14 groups. Under the reinsurance agreement that expired on November 30, 2005, we reinsured 50% of the risks NY Marine &

General underwrote and received 50% of the premiums, which we refer to as our assumed premium, paid to NY Marine and General by these groups. We allowed a ceding commission of 28% of our assumed premium to cover acquisition, general and administrative expenses, a further 2% for stop-loss coverage and 1% to cover the U.S. federal excise tax, or a total of 31% of our assumed premium. The stop loss coverage limits our losses under our reinsurance agreement to 181.16% of our assumed premium, net of the ceding commission and the cost of the stop-loss coverage and the U.S. federal excise tax. Our net reinsurance premiums are comprised of our assumed premium, net of the 2% fee for the stop-loss coverage. The ceding commission of 28% of our assumed premium, and the 1% cost to cover the U.S. federal excise tax are recorded as part of policy acquisition costs. NY Marine & General in turn pays a commission equal to 20% of gross premiums to CRM and CRM CA for any excess coverage placed with NY Marine & General by CRM or CRM CA. Premiums earned under the expired quota share agreement approximate 12% of earned premium for the nine months ended September 30, 2006.

The new agreement provides that NY Marine & General offers full statutory excess coverage for losses and loss adjustment expenses in excess of $500,000 per occurrence retained by the groups. NY Marine & General seeks reinsurance from other insurers to cover 100% of losses and loss adjustment expenses in excess of $5,000,000 per occurrence up to $50,000,000 per occurrence, as well as reinsurance of losses and loss adjustment expenses in excess of $3,000,000 per occurrence up to a per occurrence limit of $5,000,000, subject to an annual aggregate deductible of $3,000,000. NY Marine & General and Twin Bridges share proportionately the layer in excess of $50,000,000 million to statutory limits. The excess reinsurance secured by NY Marine & General inures to the benefit of Twin Bridges proportionately to its 70% quota share participation. For this, Twin Bridges cedes a premium of approximately 11% of the gross premiums it assumes from NY Marine & General. We allow NY Marine & General a ceding commission which we estimate to be 23.5% of our new assumed premiums to cover its acquisition, general and administrative expenses and additional amounts to cover U.S. federal excise tax and certain other costs which we estimate to be 3.45% of our new assumed premiums. The ceding commission of 23.5% of our assumed premium, and the 3.45% cost to cover U.S. federal excise tax and other certain costs are recorded as part of policy acquisition costs. NY Marine & General in turn pays a commission equal to 15% of gross premiums to CRM and CRM CA for any excess coverage placed with NY Marine & General by CRM or CRM CA. Premiums earned for policies renewing under the new quota share agreement are approximately 88% of earned premium for the nine months ended September 30, 2006.

The agreement also provides that NY Marine & General offers frequency coverage to our groups of $2 million. This coverage provides for attachment points at various levels determined by the groups’ funded premiums. NY Marine & General offers this expanded coverage to our groups upon renewal of their excess coverage policies.

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

During the first quarter of 2006, our Finance and Investment Committee approved the Company’s general investment objectives, policies and guidelines. The investment objectives and policies set preservation of capital as the primary objective, subject to an appropriate degree of liquidity. Maximization of investment returns and safeguarding of investments are important but secondary objectives.

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

In contrast to the California market, self-insured groups have existed in New York since the mid-1990s and the market is substantially more mature, with approximately 64 groups in existence. New York is in the process of reevaluating its regulations relating to the formation of new groups. This has led to a temporary moratorium on the formation of new groups. This moratorium should not affect our ability to grow in New York as we believe we have formed groups in all desired industry classes that we have targeted. We believe growth in our New York business will occur as a result of increases in the number of members in our existing groups and recently approved manual rate increases. Following six years of relatively stable rates, the New York Workers’ Compensation Board passed a rate increase in July 2005 averaging 5% across all industry groups. This increase became effective in October 2005, and manual rates across the industries in which we have formed self-insured groups increased by approximately 8% on average commencing in 2006. Some of the prospective revenue growth created by the rate increase was offset by reductions in the amount of management fees charged to certain of our groups.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2006 and 2005.

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Total Revenues.  Total revenues increased 44%, or $5,267,078, to $17,284,162 for the three months ended September 30 2006 from $12,017,084 for the three months ended September 30, 2005. Of this increase, 7% was attributable to growth in our fee-based management services segment, particularly in California, 89% of this increase was attributable to the increase in our reinsurance segment and 4% was due to an increase in our corporate and other segment. Of the revenues from our fee-based management services segment for the three months ended September 30, 2006, 68% and 32% were attributable to revenues from our groups in New York and in California, respectively, compared to 72% and 28%, respectively, for the three months ended September 30, 2005. Of the revenues from our reinsurance segment for the three months ended September 30, 2006, 57% and 43% were attributable to our groups in New York and in California, respectively, compared to 61% and 39%, respectively, for the three months ended September 30, 2005.

Revenues from Fee-based Management Services.  Revenues from fee-based management services for the three months ended September 30, 2006 increased 4%, or $347,879, to $10,052,865 from $9,704,986 for the comparable period in 2005. The increase, was attributable to growth in our self-insured groups covering the contracting and transportation industries, somewhat offset by decreases in our auto dealers, plastics and wholesale and retail self-insured groups. While still positive, growth in California has slowed due to the effects of price competition from other providers of worker’s compensation insurance and reductions in state promulgated rates. The table below provides information about our revenues from our fee-based management services segment attributable to the groups we manage in New York and California:

	Three Months Ended September 30,
	2006		2005
	NY	CA	NY	CA

Total revenues from fee-based management services	$6,832,648	$3,220,217	$6,992,831	$2,712,155

Revenues from Reinsurance.  Net reinsurance premiums increased 179%, or $4,036,815, to $6,286,906 for the three months ended September 30, 2006 from $2,250,091 for the three months ended September 30, 2005. This increase is primarily due to the new reinsurance agreement between Twin Bridges and NY Marine & General, with respect to the excess coverage for the self-insured groups we manage, which increased the percentage of premiums ceded from 50% of excess coverage provided to our groups under the expiring treaty to 70% under the new treaty and an increase in the number of participants in those self-insured groups. Geographically, 55% and 45% of the growth in net reinsurance premiums in the three months ended September 30, 2006 versus September 30, 2005 was attributable to the groups we manage in New York and California, respectively. The table below provides information about our revenues from our reinsurance segment attributable to the groups we manage in New York and California:

	Three Months Ended September 30,
	2006		2005
	NY	CA	NY	CA

Total net reinsurance premiums	$3,598,240	$2,688,666	$1,374,504	$875,587

Investment Income.  Investment income for the three months ended September 30, 2006 increased to $944,391 from $62,007 for the three months ended September 30, 2005. This increase was primarily due to an increased level of investments held by our reinsurance and corporate segments resulting from our IPO.

Total Expenses.  Total expenses increased 40%, or $3,833,428, to $13,378,973 for the three months ended September 30, 2006 from $9,545,545 for the three months ended September 30, 2005. Of the total expenses, for the three months ended September 30, 2006, $8,588,274, or 64%, was attributable to our fee-based management services segment, $4,245,486, or 32% was attributable to our reinsurance segment and $545,213 or 4% was attributable to our corporate and other segment. .Of the total expenses for the three months ended September 30, 2005, $1,835,221 or 83% was attributable to our fee-based management services segment and $1,664,273 or 17% was attributable to our reinsurance segment.

Losses and loss adjustment expenses.  Losses and loss adjustment expenses increased 135%, or $1,298,959, to $2,263,284 for the three months ended September 30, 2006 from $964,325 for the three months ended September 30, 2005. This increase is less than the 179% increase in net reinsurance premiums during the same period as the estimated loss ratio at September 30, 2006 was 36% as compared to an estimated loss ratio of 43% at September 30, 2005. The Company has not experienced significant losses since the inception of Twin Bridges and currently has five open claims. Loss reserve estimates are reviewed regularly pursuant to an actuarial analysis and are adjusted as experience develops or new information becomes known; such adjustments are included in income in the period in which they are made.

Fees paid to general agents and brokers.  Fees paid to general agents and brokers decreased 6%, or $155,716, to $2,660,087 for the three months ended September 30, 2006 from $2,815,803 for the three months ended September 30, 2005. A reduction of compensation to general agents in New York was somewhat offset by an increase in compensation to our general agents in California.

Policy Acquisition Costs.  Policy acquisition costs increased 185%, or $1,231,231, to $1,896,614 for the three months ended September 30, 2006 from $665,383 for the three months ended September 30, 2005. These costs are a fixed percentage (approximately 30%) of our assumed net reinsurance premiums and grew in proportion to the 179% increase in net reinsurance premiums discussed above.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 29%, or $1,470,966, for the three months ended September 30, 2006 to $6,557,575 from $5,086,609 for the three months ended September 30, 2005. Of this increase, 17% is attributable to increased payrolls, related employee expenses and directors’ fees. Approximately $643,369, or 74%, of the $874,732 increase in selling, general and administrative expenses in our fee-based management services segment for the three months ended September 30, 2006 is attributable to increases in other components of selling, general and administrative expenses, including professional fees, and insurance expenses. Office and administrative expenses of our reinsurance segment amounted to $85,588 for the three months ended September 30, 2006, compared to $34,566 for the three months ended September 30, 2005. We contract with Quest Management Services Limited, an independent management firm based in Bermuda, to perform general and administrative functions for Twin Bridges. Expenses included in the corporate and other segment include $545,214 of directors’ fees, legal and accounting fees and other professional services for the three months ended September 30, 2006.

Income Tax Provision.  The income tax provision of $563,326 for the three months ended September 30, 2006 represented the net income tax provision on taxable income of CRM, CRM CA and Eimar. The income tax provision included a current tax provision of $596,326 and a deferred tax benefit of $33,000. Both CRM Holdings and Twin Bridges are domiciled in Bermuda and are not subject to U.S. taxation.

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

The deferred tax benefit of $33,000 is due to temporary differences from employee stock compensation and depreciation of property and equipment being reported differently for financial statement versus federal and state income tax purposes.

Net Income.  Net income increased 35%, or $870,324, to $3,341,863 for the three months ended September 30, 2006 from $2,471,539 for the three months ended September 30, 2005. Net income as a percentage of revenues was 19% for the three months ended September 30, 2006 compared to 21% for the three months ended September 30, 2005.

Income before taxes from Fee-based Management Services.  Income before taxes from our fee-based management services segment for the three months ended September 30, 2006 decreased 18% or $335,206 to $1,500,015, or 15% of our fee-based management services segment revenues, for the three months then ended, from 1,835,221, or 19% of fee-based management services segment revenues, for the three months ended September 30, 2005.

Income before taxes from Reinsurance.  Income before taxes from our reinsurance segment for the three months ended September 30, 2006 increased 332%, or $2,115,115, to $2,751,433, or 39% of our reinsurance segment revenues for the three months then ended, from $636,318, or 28% of our reinsurance segment revenues, for the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Total Revenues.  Total revenues increased 53%, or $16,830,100, to $48,440,237 for the nine months ended September 30, 2006 from $31,610,137 for the nine months ended September 30, 2005. Of this increase, 21% was attributable to growth in our fee-based management services segment, particularly in California, and 76% of this increase was attributable to the increase in our reinsurance segment and 3% was due to an increase in our corporate and other segment. Of the revenues from our fee-based management services segment for the nine months ended September 30, 2006, 69% and 31% were attributable to revenues from our groups in New York and in California, respectively, compared to 76% and 24%, respectively, of these revenues for the nine months ended September 30, 2005. Of the revenues from our reinsurance segment for the nine months ended September 30, 2006, 51% and 49% were attributable to our groups in New York and in California, respectively, compared to 73% and 27%, respectively, of these revenues for the nine months ended September 30, 2005.

Revenues from Fee-based Management Services.  Revenues from fee-based management services for the nine months ended September 30, 2006 increased 13%, or $3,456,423, to $29,655,852 from $26,199,429 for the comparable period in 2005. The increase was attributable to the growth in our self-insured groups covering the contracting, healthcare and transportation industries. This was somewhat offset by decreases in the wholesale and retail and auto dealers industries. Of this growth in revenues, 86% and 13% is attributable to our groups in California and New York, respectively. While still positive, growth in California has slowed due to the effects of price competition from other providers of worker’s compensation insurance and reductions in state promulgated rates. Revenues from fee-based management services attributable to our groups in New York remained flat for the nine months ended September 30, 2006, as compared to the comparable period in 2005. The table below provides information about our revenues from our fee-based management services segment attributable to the groups we manage in New York and California:

	Nine Months Ended September 30,
	2006		2005
	NY	CA	NY	CA

Total revenues from fee-based management services	$20,443,904	$9,211,948	$19,992,198	$6,207,231

Revenues from Reinsurance.  Net reinsurance premiums increased 206%, or $10,905,373, to $16,200,610 for the nine months ended September 30, 2006 from $5,295,237 for the nine months ended September 30, 2005. This increase is primarily due to the new reinsurance agreement between Twin Bridges and the self-insured groups we manage which increased the percentage of premiums ceded from 50% of excess coverage provided to our groups under the expiring treaty to 70% under the new treaty and an increase in the number of participants in those self-insured groups. Geographically, 59% and 41% of the growth in net reinsurance premiums in the first nine months of 2006 was attributable to the groups we manage in California and New York, respectively. The table below provides information about our revenues from our reinsurance segment attributable to the groups we manage in New York and California:

	Nine Months Ended September 30,,
	2006		2005
	NY	CA	NY	CA

Total net reinsurance premiums	$8,327,606	$7,873,004	$3,881,875	$1,413,362

Investment Income.  Investment income for the nine months ended September 30, 2006 increased to $2,583,775 from $115,471 for the nine months ended September 30, 2005. This increase was primarily due to an increased level of investments held by our reinsurance and corporate segments resulting from our IPO.

Total Expenses.  Total expenses increased 42%, or $10,992,826, to $37,284,129 for the nine months ended September 30, 2006 from $26,291,303 for the nine months ended September 30, 2005. Of the total expenses for the nine months ended September 30, 2006, $25,925,528, or 70%, was attributable to our fee-based management services segment, $9,777,686, or 26%, was attributable to our reinsurance segment and $1,580,915 or 4% was attributable to our corporate and other segment.

Losses and loss adjustment expenses.  Losses and loss adjustment expenses increased 98%, or $2,225,124, to $4,494,511 for the nine months ended September 30, 2006 from $2,269,387 for the nine months ended September 30, 2005. This increase was much less than the 206% increase in net reinsurance premiums during the same period because of the refinement of estimated loss reserves. Specifically, since the Company had no historical experience, prior years losses were estimated based on industry data and resulted in loss ratios ranging from 39% to 66%. The Company has not experienced significant losses since the inception of Twin Bridges and currently has five open claims. Based upon the lack of loss emergence, management has reduced its estimate of losses on prior policy years. At September 30, 2006, management has estimated the overall loss ratio to be 36%, which resulted in a favorable development for policy years 2003, 2004 and 2005. Loss reserve estimates are reviewed regularly pursuant to an actuarial analysis and are adjusted as experience develops or new information becomes known; such adjustments are included in income in the period in which they are made.

Fees paid to general agents and brokers.  Fees paid to general agents and brokers decreased 6%, or $516,835, to $7,926,679 for the nine months ended September 30, 2006 from $8,443,514 for the nine months ended September 30, 2005. A reduction of compensation to general agents in New York was somewhat offset by an increase in compensation to our general agents in California.

Policy Acquisition Costs.  Policy acquisition costs increased 211%, or $3,303,779, to $4,869,658 for the nine months ended September 30, 2006 from $1,565,879 for the nine months ended September 30, 2005. These costs are a fixed percentage (approximately 30%) of our assumed net reinsurance premiums and grew in proportion to the 206% increase in net reinsurance premiums discussed above.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 43% or $5,991,372 for the nine months ended September 30, 2006 to $19,961,690 from $13,970,318 for the nine months ended September 30, 2005. Of this increase, 33% is attributable to increased payrolls, related employee expenses and directors’ fees. Approximately $2,543,795, or 61%, of the increase in selling, general and administrative expenses in our fee-based management services segment for the nine months ended September 30, 2006 is attributable to increases in other components of selling, general and administrative expenses, including professional fees, travel and entertainment, and insurance expenses. These expenses rose significantly as we continued to expand in California. Office and administrative expenses of our reinsurance segment amounted to $413,517 for the nine months ended September 30, 2006, compared to $172,978 for the nine months ended September 30, 2005. Of this $240,539 increase, 72% is attributable to increases in professional fees. We contract with Quest Management Services Limited, an independent management firm based in Bermuda, to perform the general and administrative functions for Twin Bridges. Expenses included in the corporate and other segment include $1,580,915 of directors’ fees, legal and accounting fees, other professional services and internal management fees for the three months ended September 30, 2006.

Income Tax Provision.  The income tax provision of $1,067,116 for the nine months ended September 30, 2006 represented the net income tax provision on taxable income of CRM, CRM CA and Eimar. The income tax benefit included a current tax provision of $1,198,116 and a deferred tax benefit of $131,000. Both CRM Holdings and Twin Bridges are domiciled in Bermuda and are not subject to U.S. taxation.

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

The deferred tax benefit of $131,000 is due to temporary differences from employee stock compensation and depreciation of property and equipment being reported differently for financial statement versus federal and state income tax purposes.

Net Income.  Net income increased 90%, or $4,770,158, to $10,088,992 for the nine months ended September 30, 2006 from $5,318,834 for the nine months ended September 30, 2005. Net income as a percentage of revenues was 21% for the nine months ended September 30, 2006 compared to 17% for the nine months ended September 30, 2005.

Income before taxes from Fee-based Management Services.  Income before taxes from our fee-based management services segment for the nine months ended September 30, 2006 decreased 3%, or $135,168, to

$3,806,100, or 13% of our fee-based management services revenues for the nine months then ended, from $3,941,268, or 15% of our fee-based management services revenues, for the nine months ended September 30, 2005.

Income before taxes from Reinsurance.  Income before taxes from our reinsurance segment for the nine months ended September 30, 2006 increased 507%, or $6,977,583, to $8,355,149, or 46% of our reinsurance segment revenues for the nine months then ended, from $1,377,566, or 26% of our reinsurance segment revenues, for the nine months ended September 30, 2005.

Liquidity and Capital Resources

We are organized as a Bermuda exempted holding company, and as such, have no direct operations. Our assets consist of investments in our subsidiaries through which we conduct substantially all of our management and other services for the self-insured groups that we manage and our reinsurance operations. We have subsidiary operations in Bermuda and the United States. Funds to meet any obligations we may have will come primarily from dividends, interest and other statutorily permissible payments from our subsidiaries. The ability of our subsidiaries to make these payments will be limited by the applicable laws and regulations of the domiciles in which the subsidiaries operate. In addition, we are subject to a U.S. federal withholding tax of 30% on any dividends paid to us from our U.S. subsidiaries. Accordingly, we do not expect to receive dividends from our U.S. subsidiaries for the foreseeable future. In addition, Bermuda law and regulations will restrict the payment of dividends from retained earnings, or distributions out of contributed surplus, by Twin Bridges unless certain regulatory requirements are met. Pursuant to our recently executed agreement with NY Marine & General, Twin Bridges is restricted from distributing more than 10% of its retained earnings by way of dividends, inter-company transfers or related party loans since the date of its last audited financial statements.

Cash Flows

Net cash provided by operating activities amounted to $7,372,976 for the nine months ended September 30, 2006, compared to net cash provided by operating activities of $8,105,210 for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, major components of cash provided by operating activities were net income of $10,088,992, increases in unearned reinsurance premiums of $7,474,921 and reserves for losses and loss adjustment expenses of $4,494,511, somewhat offset by the increases in premiums receivable of $10,433,204, deferred policy acquisition costs of $2,264,074, amortization of discounts on fixed-maturity securities of $1,520,594 and accounts receivable of $1,273,085,. The major components of cash provided by operating activities for the nine months ended September 30, 2005, were net income of $5,318,834, increases in restricted cash and cash equivalents of $2,794,972, reserves for losses and loss adjustment expenses of $2,269,387 and other accrued expenses of $1,901,948, somewhat offset by increases in accounts receivable of $2,587,454, unearned reinsurance premiums of $1,673,525 and deferred IPO costs of $1,334,027.

Net cash used in investing activities amounted to $63,630,962 for the nine months ended September 30, 2006 as compared to $5,733,377 for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, investing activities were primarily purchases of fixed-maturity securities of $171,214,497, somewhat offset by sales and maturities of fixed maturity securities of $107,642,523. For the three months ended September 30, 2005, investment activities were primarily purchases of fixed-maturity securities of $5,553,211.

Net cash used by financing activities for the nine months ended September 30, 2006 totaled $2,448,543 as compared to $3,321,829 for the nine months ended September 30, 2005. The major component of cash used by financing activities for the three months ended September 30, 2006 was the payment of accrued IPO costs of $2,410,961. Cash used in financing activities for the three months ended September 30, 2005 consisted of distributions to the members of pre-restructuring LLCs of $6,760,927 somewhat offset by borrowing under credit facilities of $3,439,098.

Liquidity and Capital Requirements

Our ongoing cash requirements are expected to be the expenses to develop and implement our business strategy, as well as capital expenditures, losses and loss adjustment expenses, fees paid to general agents and brokers, the servicing of future borrowing arrangements, taxes and other operating expenses. In addition, we will be required to increase the amount of security we provide to NY Marine & General as we increase the amount of excess coverage we reinsure. This security may be in the form of letters of credit or a pledge of cash and investments. The potential for a large claim under one of our reinsurance contracts means that we may need to make substantial and unpredictable payments within relatively short periods of time. While our board of directors currently does not intend to declare dividends or make any other distributions to the shareholders of CRM Holdings, our cash requirements will also include the payment of any future dividends to our shareholders if and when our board of directors determines to change our dividend policy.

As discussed earlier, the Company entered into a Stock Purchase Agreement to acquire privately-held Embarcadero. The aggregate purchase price is estimated to be approximately $46 million. The Company will make a $5 million capital contribution to Majestic subsequent to the closing. All amounts will be paid in cash. We expect to finance the acquisition with $35 million of proceeds from the issuance of trust preferred securities. The trust preferred securities have a 30 year term and are callable after 5 years. The interest rate on the trust preferred securities is fixed for the first five years and is based on three month LIBOR at the date of closing plus 3.65%. Thereafter, the interest rate is three month LIBOR plus 3.65%. We expect to issue the trust preferred securities in conjunction with the Embarcadero acquisition, but no agreements have been finalized. The Company and Twin Bridges plan to sell investments and use cash balances on hand of approximately $17 million to complete the cash requirements of the Embarcadero acquisition.

We have an option to purchase a building, which is currently under construction, with parking space and office space on approximately three acres in Poughkeepsie, New York. The option is exercisable 120 days prior to the anticipated occupancy of the building under our lease. The term of the lease will commence in the fourth quarter of 2007 or such later date on which the construction is substantially complete and the building is available for occupancy. The option price is approximately $3,500,000, plus all documented out-of-pocket construction costs after May 1, 2005. If we fail to exercise this initial option, we have an additional option to purchase the building during the first two years of our lease for the fair market value of the property, which will not be less than $3,500,000, plus the costs incurred by the landlord in developing and constructing the building. If we do exercise the option, we intend to finance the acquisition of the property with proceeds from a commercial mortgage.

Sources of Cash

We expect our future sources of funds will consist of fees and commissions earned from our fee-based management services business, premiums written in connection with our reinsurance business, investment income and proceeds from sales and redemptions of investment assets. CRM amended an existing revolving credit facility with KeyBank under which CRM is entitled to borrow up to $5,000,000 until June 30, 2007. This amendment renews the existing $5,000,000 credit facility that expired June 30, 2006. Borrowings under the facility may be used for general business purposes and are due on demand. Interest on the loans outstanding under the facility is payable monthly at a rate per annum equal to KeyBank’s prime rate. All of CRM’s obligations under the facility are secured by a lien on substantially all of CRM’s assets and is guaranteed by CRM CA, Eimar and Agency Captive. The facility limits CRM’s ability to purchase or sell assets otherwise than in the ordinary course of business, prohibits CRM from permitting any liens on its assets, subject to customary exceptions, prohibits CRM from incurring debt for borrowed money, including leases, except for trade debt incurred in the normal course of business and indebtedness or leases for term loans, leases, vehicles or equipment of up to $400,000, limits mergers and consolidations of CRM and prohibits investments and loans by CRM. As of September 30, 2006, there is no balance outstanding under the credit facility.

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

We may need to raise additional funds to expand our business and manage our growth. The amount and timing of these capital requirements will depend on many factors, including the closing of Embarcadero. At this time, we are not able to quantify the amount of additional capital we will require in the future or predict the timing of our future capital needs. If we cannot maintain or obtain adequate capital to manage our business strategy and expected growth targets, our business, results of operations and financial condition may be adversely affected.

Posting of Security by Twin Bridges

Under a current agreement with NY Marine & General, Twin Bridges is required to post security for any unpaid liabilities under the contract. Twin Bridges amended its existing letter of credit facility (the “Amended Unsecured Letter of Credit Facility”) with KeyBank on June 30, 2006. Under the Amended Unsecured Letter of Credit Facility, Twin Bridges is entitled to draw letters of credit of up to $7,000,000. Twin Bridges pays a fee of 1.5% of the principal amount of each letter of credit drawn. The Amended Unsecured Letter of Credit Facility has an expiration date of June 30, 2007 and replaces the $6,500,000 credit facility that expired June 30, 2006. The loan agreement contains covenants similar to the covenants in CRM’s revolving credit facility with KeyBank described in Sources of Cash in this Form 10-Q. The borrowings outstanding under it have been guaranteed by CRM, CRM CA, Eimar and Agency Captive.

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

At September 30, 2006, letters of credit in the principal amount of $6,505,494 were outstanding under the Unsecured Letter of Credit Facility and letters of credit in the amount of $11,676,263 were outstanding under the Secured Letter of Credit Facility and an informal arrangement with Smith Barney Citigroup. Until October 2005, the Unsecured Letter of Credit Facility and the Secured Letter of Credit Facility were guaranteed personally by the former Shareholders of Twin Bridges. Under our new agreement with NY Marine and General, we will be required to increase the amount of security we provide as we increase the amount of excess coverage we reinsure. In addition, we believe that any reinsurance arrangement we may enter into with other U.S. admitted insurers will likely also contain similar security requirements.

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

Effects of Inflation

We do not believe that inflation has had a material affect on our consolidated results of operations. The effects of inflation could cause the severity of claims to increase in the future. Our estimates for losses and loss adjustment expenses include assumptions, including those relating to inflation, about future payments for settlement of claims and claims handling expenses. To the extent inflation causes these costs to increase above our estimated reserves that are established for these claims, we will be required to increase reserves for losses and loss adjustment expenses with a corresponding reduction in our earnings in the period in which the deficiency is identified. The actual effects of inflation on our results cannot be accurately determined until claims are ultimately settled.

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

Our management believes that the above measures, as implemented, address the material weakness described above. The Audit Committee and management will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action, as appropriate.

Changes in Internal Control over Financial Reporting

The Company is continuing the process of implementing all of the steps discussed above. Specifically, the Company has hired a qualified director of financial reporting; begun segregating duties and responsibilities of accounting personnel; started to implement and document formal review procedures and key calculations; and is working with an independent firm to document, analyze, identify and test our internal controls. The Company also assigned qualified staff to the new role of Information Technology Security Manager. The efforts are ongoing and no areas of focus are yet completed.

Other than as described above, there have been no changes in our internal controls over financial reporting that occurred in the third quarter of 2006 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We discuss certain legal proceedings pending against us in Part I of this Quarterly Report on Form 10-Q under the caption “Item 1 — Notes to Consolidated Financial Statements — Note 10. Contingencies,” and refer you to that discussion for important information.

On September 6, 2006, Compensation Risk Managers, LLC (“CRM”), Compensation Risk Managers of CA, LLC (“CRM CA”) and Contractors Access Group of California, Inc. (“CAP”), entered into a Confidential Settlement and Mutual Release Agreement (“the Settlement Agreement”) with Cornerstone Program Management & Insurance Services, Inc., one of its affiliates, and their principals (collectively referred to as “Cornerstone”), the terms of which are confidential.

All settlement payments due to date have been paid by CAP. CRM has commenced litigation against its general liability and errors and omissions insurance carriers for recovery under the respective insurance policies. Currently, a settlement with CRM’s errors and omissions carrier is probable, such that CRM will receive $1,750,000 million in recovery under the policy. Once the matter is settled and the proceeds are received, CRM will contribute the recovery to CAP for the amount due under the Settlement Agreement, given that CAP has paid all amounts due to date. In the event that the insurance proceeds under CRM’s general liability and errors and omissions liability insurance policies and any recoveries from third parties are insufficient to cover obligations under the Settlement Agreement, it is reasonably possible that CAP may seek indemnification from CRM and CRM CA for its loss. Until all insurance claims are settled, the recoveries are received and until CAP asserts a claim against CRM or CRM CA, it is not possible to estimate the potential liability to the Company, if any, and no amount has been accrued in the financial statements for the nine months ended September 30, 2006.

The Company may enter into discussions regarding settlement of the matter, and may enter into settlement agreements, if it believes settlement is in the best interests of the Company’s shareholders. The matter, if decided adversely to or settled by the Company, individually or in the aggregate, may result in liability material to the Company’s financial condition or results of operations.

Other than the foregoing, the Company is not a party to any material litigation.

ITEM 1A — RISK FACTORS

You should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2005 and the risks described in other filings with the SEC, together with all of the other information included in this quarterly report. The risks and uncertainties are not the only ones facing our company. If any of the risks actually occurs, our business, financial condition or operating results could be harmed. Any of the risks described could result in a significant or material adverse effect on our financial condition or results of operations, and a corresponding decline in the market price of our common stock. You could lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in those forward-looking statements. Please refer to the discussion under the heading “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS.”

The following risk factors are being provided in addition to the risk factors previously disclosed in “Item 1A. Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006:

If completed, our pending acquisition of Embarcadero may not produce the results we anticipate.

The Embarcadero acquisition involves a number of special risks, including some or all of the following:

•	the diversion of management’s attention from our core businesses;

•	the disruption of our ongoing business;

•	entry into markets in which we have limited or no experience;

•	the ability to integrate the acquisition without substantial costs, delays or other problems;

•	managing a much larger combined business, including implementing adequate internal controls;

•	inaccurate assessment of undisclosed liabilities;

•	a failure to accurately assess the risks associated with the businesses that Embarcadero has insured and loss reserves that are inadequate to cover actual losses;

•	the incorporation of and development of diversified workers’ compensation insurance products;

•	the failure to realize expected synergies and costs savings;

•	the loss of key employees or customers of the acquired business;

•	increasing demands on our operational systems; and

•	possible adverse effects on our reported operating results, particularly during the first several reporting periods after the acquisition is competed.

The Embarcadero acquisition is the first acquisition that we have been involved with as a public company. The expansion of our business and operations resulting from the Embarcadero acquisition may strain our administrative, operational and financial resources. The integration of Embarcadero into our company will require substantial time, effort, attention and dedication of management resources and may distract our management in unpredictable ways from our existing business. The integration process could create a number of potential challenges and adverse consequences for us, including the possible unexpected loss of key employees, brokers and agents, a possible loss of sales or an increase in operating or other costs. These types of challenges and uncertainties could have a material adverse effect on our business, financial condition and results of operations. We may not be able to manage the combined operation effectively or realize any of the anticipated benefits of the Embarcadero acquisition.

Although we have conducted what we believe to be a prudent level of investigation regarding Embarcadero’s business and their loss reserves, an unavoidable level of risk remains regarding the actual condition of the business. Embarcadero has established loss reserves that represent an estimate of amounts needed to pay and administer claims with respect to insured events that have occurred, including events that have not yet been reported. Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability.

Loss reserve estimates are based on estimates of the ultimate cost of individual claims and on actuarial estimation techniques. Several factors contribute to the uncertainty in establishing these estimates. Judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under current facts and circumstances. Key assumptions in the estimation process are the average cost of claims over time, which is referred to as severity trends, including the increasing level of medical, legal and rehabilitation costs, and costs associated with fraud or other abuses of the medical claim process. Accordingly, Embarcadero’s loss reserves may prove to be inadequate to cover actual losses, and we could become responsible for these liabilities. We could also become responsible for other unexpected liabilities that we failed or were unable to discover in the course of performing due diligence during the acquisition.

Under the stock purchase agreement, the selling stockholders of Embarcadero are required to indemnify us against certain undisclosed liabilities and an adverse loss reserve development, up to specified amounts. However, we cannot assure you that the indemnification, even if obtained, will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the possible liabilities. Any of the liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

ITEM 6 — EXHIBITS

1. Exhibits

Exhibit
Number		Description

2.1		Stock Purchase Agreement dated as of September 8, 2006, by and among CRM Holdings, Ltd. , and CRM USA Holdings, Inc., Embarcadero Insurance Holdings, Inc., and all of shareholders of Embarcadero (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 11, 2006)
*31	.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
*31	.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
*31	.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
**32	.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32	.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32	.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*		Filed herewith
**		Furnished herewith

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

Dated: November 6, 2006