Form 10-K
period 2006-12-31
CRM Holdings, Ltd.
filed 2007-03-09
CIK 1338949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-32705
CRM Holdings, Ltd.
(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

PO Box HM 2062, Hamilton HM HX Bermuda	Not Applicable
(Address of principal executive offices)	(Zip Code)
(441) 295-6689
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value per share	The NASDAQ Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None.
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $102,316,505 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.
     The number of shares of the registrant’s common shares outstanding as of March 6, 2007 was 16,273,368.
INCORPORATION BY REFERENCE
     Portions of the proxy statement for the registrant’s annual meeting of shareholders to be held on May 2, 2007, to be filed subsequently with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Annual Report on Form 10-K.

INFORMATION CONCERNING DEFINITIONS AND FINANCIAL INFORMATION
     CRM Holdings, Ltd. is a Bermuda exempted holding company incorporated in September 2005 that owns directly or indirectly the following significant subsidiaries: CRM USA Holdings, Inc., or CRM USA Holdings, Compensation Risk Managers, LLC, or CRM, Compensation Risk Managers of California, LLC, or CRM CA, Twin Bridges (Bermuda) Ltd., or Twin Bridges, Eimar LLC, or Eimar, Embarcadero Insurance Holdings, Inc., or Embarcadero, and Majestic Insurance Company, or Majestic. As used in this annual report, references to the “Company,” “we,” “us” or “our” refer to CRM Holdings, Ltd. and its subsidiaries on a consolidated basis. References to CRM Holdings refer solely to CRM Holdings, Ltd., references to CRM refer to CRM, CRM CA and Eimar and references to Embarcadero refer to Embarcadero and its consolidated subsidiaries, including Majestic, unless in any instance the context indicates otherwise. Unless the context indicates otherwise, references to our common shares include our non-voting Class B shares. All amounts in this annual report are expressed in U.S. dollars and the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, except as otherwise indicated.
     CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This annual report contains forward looking statements. These forward looking statements include, without limitation, statements about our plans, strategies and prospects under the headings “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are based on our current expectations and projections about future events and are identified by terminology such as “may,” “will,” “should,” “expect,” “scheduled,” “plan,” “seek,” “intend,” “anticipate,” “believe,” “estimate,” “aim,” “potential,” or “continue” or the negative of those terms or other comparable terminology. Although we believe that our plans, intentions and expectations are reasonable, we may not achieve our plans, intentions or expectations.
     These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from the forward looking statements we make in this annual report are set forth in “Risk Factors.” We undertake no obligation to update any of the forward looking statements after the date of this annual report to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.
     You should carefully read this annual report, the documents that we reference in this annual report and have filed as exhibits, other documents we have filed with the SEC, with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect and that these differences may be material. We qualify all of our forward looking statements by these cautionary statements.

PART I
ITEM 1. BUSINESS
Overview
     We are a leading provider of workers’ compensation insurance products for employers in New York, California and Texas which, prior to our November 2006 acquisition of Embarcadero, was focused on the management of self-insured groups but now also includes providing traditional workers’ compensation coverage primarily to businesses located in California. Our business consists of four primary segments: (1) fee-based management services, (2) primary worker’s compensation insurance, (3) excess workers’ compensation reinsurance, and (4) corporate and other.
     We have been in the business of forming and managing self-insured groups since CRM’s inception in 1999. A self-insured group is an association of employers which provides workers’ compensation insurance to its members. Statutory workers’ compensation insurance provides coverage for employees’ medical expenses and lost wages arising from work-related injuries and coverage for employers’ liability to injured employees and others arising from the circumstances that resulted in injury. Each member of a group is jointly and severally liable for the liabilities incurred by the group during the period of the member’s participation, even if the member subsequently leaves the group.
     Each group we manage is composed of employers in the same industry, all of which are located in a single state. The premiums paid by the members of the groups we manage provide funding for claims and loss adjustment expenses and the general expenses of the groups. We currently manage 14 self-insured groups in 12 industries. Eight of these groups are in New York, five are in California, and our newest group, which was formed on December 1, 2006, is in Texas. The groups we have formed are concentrated in industries that we believe have favorable risk profiles and we regularly screen and monitor the members of each group we manage. In New York, the groups cover the following industries: healthcare, contracting, transportation, wholesale and retail, manufacturing, public entities, real estate and cemetery management. In California, the groups cover the healthcare, contracting, new vehicle franchise auto dealerships, banking and winery industries. In Texas, our new group covers the publishing and printing industry.
     We provide the groups with a comprehensive range of services, including: assistance in their formation, underwriting, risk assessment, safety and loss control services, medical bill review and case management, general management and recordkeeping, regulatory compliance, and, in New York and Texas, claims management services. We also act as a broker by placing excess coverage insurance and any required surety bonds for the groups.
     Our fee-based management services business has increased substantially since its inception in New York in 1999 and in California in 2003. Our management fees and commission income grew from $74 thousand and $20.7 million in 2003 in California and New York respectively, to $12.6 million and $27.4 million in 2006. We believe that our California fee-based management services business will continue to grow both through an increase in membership in our existing groups and through an increase in the number of groups we manage. Although we have formed groups in New York for all industries that we currently desire to target, we believe growth in our New York fee-based management services business will occur as a result of increases in the number of members in our existing groups.
     Our management fees are based on either a percentage of the premiums our groups charge their members or workers’ compensation rates set by the New York Workers’ Compensation Board and are recognized as income over the year for which such premiums are fixed. Increases and decreases in the aggregate annualized premiums are an indication of the increase or decrease in the amount of management fees we expect to earn in the future as our unearned management fees are recognized as income. The aggregate annualized premiums paid by their members to the groups we manage in California were $74.2 million, $74.9 million and $24.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Our self-insured groups in California experienced steady growth in the number of businesses insured, increasing by over 30% during 2006, but this annualized premium growth was somewhat offset by reductions in promulgated rates and price competition. The aggregate annualized premiums attributable to the groups we manage in New York were $121.7 million, $114.0 million and $110.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Following three years of relatively stable rates, the

New York Workers’ Compensation Board passed a rate increase in July 2005 averaging five percent across all industry groups that became effective in October 2005. Since this increase, rates in New York have remained stable.
     Our fee-based management services segment accounted for approximately 54% of our total revenues and approximately 31% of our income before taxes for the year ended December 31, 2006 and approximately 81% of our total revenues and approximately 76% of our income before taxes for the year ended December 31, 2005.
     In addition to providing these groups with a comprehensive range of services, we underwrite all of the risks in each group and, since December 2003, leverage this underwriting knowledge by providing reinsurance for a substantial portion of the excess coverage insurance through our subsidiary, Twin Bridges, a Bermuda-based reinsurance company. The self-insured groups are required to purchase excess workers’ compensation coverage to cover claims that exceed a threshold established by state law or regulation or by administrative determination. We currently reinsure a substantial portion of this excess coverage for 12 of our 14 groups. Since Twin Bridges began writing this excess coverage in December 2003, only eight claims have been reported and there have been no paid losses. We also act as a broker and place this excess insurance coverage and any required surety bonds for the groups.
     Upon their policy renewals on January 1, 2007, 6 of our 14 groups obtained excess and frequency coverage from our insurance subsidiary, Majestic. For these 6 groups, Twin Bridges reinsures a portion of the coverage provided by Majestic pursuant to a quota share reinsurance contract, also effective on January 1, 2007. Twin Bridges’ liabilities under the quota share reinsurance agreement, however, are capped at specific levels. In addition, Majestic will pay brokerage commissions to CRM and CRM CA in connection with the placement of excess and frequency coverage with Majestic. Six of our groups have not yet renewed their excess and frequency coverage policies and continue to be covered by the excess and frequency coverage policies from NY Marine & General until their respective renewal dates. Under a reinsurance agreement with NY Marine & General, which was terminated as of January 1, 2007 for new business and which we refer to as the “December 2005 NY Marine & General Agreement,” Twin Bridges reinsures 70% of all of the coverage it provides under these policies and receives 70% of the premiums paid to NY Marine & General by the groups. If those 6 groups currently covered by NY Marine & General obtain policies from Majestic upon their renewal in April, June or August of this year, we expect Twin Bridges to reinsure a portion of this coverage under the quota share reinsurance agreement. Two of our groups currently receive excess coverage from U.S. admitted insurers other than NY Marine & General and Majestic. We do not expect that either group will obtain excess coverage from Majestic in 2007, nor do we expect to reinsure a portion of their excess and frequency coverage.
     Our reinsurance segment accounted for approximately 33% of our total revenues and approximately 73% of our income before taxes for the year ended December 31, 2006 and approximately 19% of our total revenues and approximately 28% of our income before taxes for the year ended December 31, 2005.
     On November 14, 2006, we acquired all of the outstanding shares of Embarcadero, for a cash purchase price of $46.3 million. We incurred $1.9 million of legal and consulting fees related to our acquisition of Embarcadero. These capitalized costs were included in total purchase price of Embarcadero of $48.2 million. Our subsidiary, CRM USA Holdings, issued $36.1 million in junior subordinated debentures to a newly formed Delaware statutory trust subsidiary in connection with the issuance of $35 million of trust preferred securities used to partially finance our acquisition of Embarcadero. The balance of the purchase price for Embarcadero was financed through the sale of investments and the use of cash balances on hand of approximately $17 million. For the years ended December 31, 2006, 2005 and 2004, Embarcadero reported revenues of $72.5 million, $77.0 million and $75.8 million and net income of $6.7 million, $5.2 million and $4.4 million, respectively.
     Through its wholly owned subsidiary, Majestic, a U.S. admitted insurance company organized and domiciled in California, Embarcadero provides workers’ compensation insurance through independent insurance brokers and agents primarily to medium and large size businesses located in California. Majestic is also licensed as an insurance company in 15 other states, including New York, with active operations in Alaska, Arizona, Nevada, Oregon and Washington. In addition, Majestic has also historically provided workers’ compensation insurance under the U.S. Longshore and Harbor Workers’ Compensation Act, or the “USL&H Act.” We believe that Majestic’s experience in underwriting complex risks allows it to target potential accounts with attractive premiums relative to exposure, good employee relations and effective risk management policies.
     On November 16, 2006, A.M. Best upgraded Majestic from “B++” (Very Good) to “A-” (Excellent) based on a $5 million capital contribution made by CRM USA Holdings and the financial strength of its new parent. This upgrade should provide Majestic the ability to bid on business that had previously been unavailable to it due to minimum rating requirements by some employers and brokers.
     We believe that the addition of Majestic and its network of brokers will provide us with additional opportunities in the workers’ compensation market through enabling our existing networks of brokers to provide either a self-insured product through one of our existing groups or a traditional workers’ compensation policy from us. Moreover, we believe that we will be able to expand the membership of our existing groups through Majestic’s network of brokers, as they will now have the opportunity to offer self-insurance through our groups. Our broker network increased from nearly 300 to more than 400 brokers with the acquisition of Majestic.
The Workers’ Compensation Insurance Market
   The New York and California Group Self-Insurance Markets
     The workers’ compensation insurance market has historically fluctuated with periods of low premium rates and excess underwriting capacity resulting from increased competition, followed by periods of high premium rates and shortages of underwriting capacity resulting from decreased competition. We believe that these conditions, along with poor customer service and substandard loss control and claims management, have motivated businesses to self-insure against workers’ compensation claims. Large companies generally have the financial strength to meet the significant statutory requirements to self-insure, or to create their own captive insurance companies to insure these claims. Small and mid-sized companies generally lack the financial and administrative resources to do this, and in recent years have resorted to pooling their resources through the formation of self-insured groups as a means to obtain workers’ compensation insurance at acceptable rates and terms. CRM was formed in response to this relatively new market demand for managers of self-insured groups.
     California has undergone a period of rapid growth in the formation of new self-insured groups. From 1999 until 2006, average workers’ compensation rates increased by nearly 40% after taking into account significant average rate decreases during the last three years. See “Business – The Workers’ Compensation Insurance Market – The California Traditional Workers’ Compensation Market.” As a result of this overall increase, approximately 26 private self-insured groups have been formed in California since 2001 when California first authorized the formation of private self-insured groups. Despite the effects of the rate decreases over past several months, we believe that California workers’ compensation insurance rates remain actuarially sufficient to cover the claims and expenses of the self-insured groups.
     In contrast to the California market, self-insured groups have existed in New York since the mid-1990s and the market is substantially more mature, with approximately 59 groups in existence. New York is in the process of reevaluating its regulations relating to the formation of new groups. This has led to a temporary moratorium on the formation of new groups. This moratorium should not affect our ability to grow in New York as we have formed groups in all industry classes that we currently desire to target. We believe growth in our New York business will occur as a result of increases in the number of members in our existing groups and recently approved increases in the rates set by the New York Workers’ Compensation Board. Following six years of relatively stable rates, the New York Workers’ Compensation Board passed a rate increase in July 2005 averaging 5% across all industry groups. This increase became effective in October 2005, and the rates set by the New York Workers’ Compensation Board across the industries in which we have formed self-insured groups increased by approximately 8% on average commencing in 2006.
   The California Traditional Workers’ Compensation Insurance Market
     The California workers’ compensation market has been characterized by strong fluctuations during the last decade. High competition among insurers during the 1990’s led to significant rate reductions which in turned resulted in multiple insolvencies of insurance companies focused on the California workers’ compensation market and forced a large number of insurers to withdraw from the market completely. California also increased the benefits payable to injured workers in January 2003. In response to this negative market environment, California regulators issued a number of decisions increasing the advisory pure premium rates and the California legislature enacted a series of reforms of the California workers’ compensation law which had a net effect of reducing insurer loss costs. For example in California, workers’ compensation legislation intended to reduce certain costs was enacted in September 2003 and April 2004. Among other things, this legislation established an independent medical review process for resolving medical disputes, tightened standards for determining impairment ratings by applying specific medical treatment guidelines, capped temporary total disability payments to 104 weeks from first payment and enabled injured workers to access immediate medical care up to $10,000 but required them to get medical care through a network of doctors chosen by the employer. Recently many insurers in California have reported significantly lower losses and loss adjustment expenses as a result of these reforms and pro-active fraud prevention and loss mitigation programs. Consequently, premium rates in California have fallen over the last three years. For example, during the second quarter of 2006, the California Insurance Commission approved an overall rate decrease of 16% for policies written after June 30, 2006. Additionally, on November 2, 2006, the California Insurance Commissioner recommended a 9.5% decrease in workers’ compensation advisory pure premium rates for policies commencing on or after January 1, 2007.
Competitive Strengths
     We believe that we have the following competitive strengths:
•	Established Operational and Financial Track Record. We have a well-established track record in forming, managing and growing self-insured workers’ compensation groups, with nearly $40 million in management fees and commission income for the year ended December 31, 2006. Since we began our group management business in 1999, we have formed 15 self-insured groups and currently manage 14 groups.

•	Full Range of Services for Self-Insured Groups. We provide a full range of services to the groups we manage, including general management, underwriting, risk assessment and loss control, claims management, medical bill review and case management services, and excess insurance.

•	Traditional Workers’ Compensation and Excess Insurance. Our acquisition of Embarcadero Insurance Holdings and its subsidiary, Majestic Insurance Company, gives us the ability to offer excess insurance to the self-insurance groups we manage and ensure that the groups will have access to this product regardless of market cycles. Majestic also affords us the opportunity to diversify product offerings and geographic locations. The availability of both traditional and self-insured products for our brokers and customers strengthens our position in the markets we serve.

•	Managerial Experience and Expertise. Our management team has many years of insurance industry experience in both primary and self-insured markets. With regard to the group self-insurance industry, we believe the experience of our senior management team provides us with a competitive advantage over new entrants into the market due to the significant regulatory and marketing impediments involved in the formation and management of self-insured groups. The management team we acquired at Majestic is seasoned, knowledgeable and disciplined in the traditional workers’ compensation insurance industry.

•	Relationships with General Agents and Brokers. Our business heavily relies on our relationships with general agents and brokers and our executives have established excellent relationships with well-screened general agents and brokers. We also work closely with our general agents and brokers in order to develop new groups, maintain our established groups and attract additional members to our groups. We offer general agents and brokers competitive commissions for coverage placed by our groups and we provide training programs to general agents and brokers in order to educate them regarding the benefits of workers compensation self-insured groups. We believe that these strong relationships enhance our ability to attract and retain members of our groups and provide us with an advantage over many of our competitors.

Strategy
     We intend to leverage our competitive strengths to pursue profitable growth and favorable returns on equity using the following strategies:
•	Continue to Grow our Fee-Based Business. We believe that our underwriting expertise, loss control, claims management and audit services position us to continue the growth we have experienced in the California self-insured market during our three-year history there. This should occur through both an increase in membership in our existing groups and through an increase in the number of groups we manage. In New York, we believe growth will result from an increase in the membership in our groups.

•	Use our Expanded Broker Network to Offer a Broader Line of Products. With our acquisition of Majestic, we intend to provide both our existing broker network and Majestic’s broker network with the ability to offer workers’ compensation insurance products for self-insured groups as well as traditional workers’ compensation coverage.

•	Expand our Reinsurance Business. By growing our fee-based business and managing a larger premium base paid by the members of the self-insured groups, we will have access to a larger amount of excess coverage premium. Currently, we reinsure a portion of the excess coverage provided to our managed groups by Majestic, our wholly-owned subsidiary, and NY Marine & General. We intend to offer excess coverage policies through Majestic to those groups which currently obtain their excess coverage from NY Marine & General as those groups renew their excess coverage policies during 2007.

•	Provide Traditional Workers’ Compensation Insurance through Independent Insurance Brokers and Agents to Insureds. Our recent acquisition of Majestic allows us to offer workers’ compensation coverage to insureds that prefer traditional workers’ compensation coverage or do not meet the criteria of our existing managed groups, but have attractive premium-to-risk profiles. Majestic’s recent upgrade of its financial strength rating to an “A-” by A.M. Best provides a larger universe of market opportunities. We expect that Majestic will begin to write traditional workers’ compensation coverage in New York in 2007 and we believe that our experience with managing our groups in New York will allow us to successfully penetrate that market.

•	Diversify our Business Geographically. Prior to our acquisition of Majestic, our overall business was concentrated in the states of New York and, to a lesser extent, California. Consequently, our financial performance was substantially affected by changes in those workers’ compensation markets. Our acquisition of Majestic provides us with an enhanced presence in California as well as the ability to expand our insurance activities to a number of other states in which Majestic is licensed as an insurer. In addition, we have identified other states that we believe could represent new market opportunities for our self-insured group product.

•	Expansion of our Medical Bill Review and Case Management Services. We have recently secured new clients for our medical bill review and case management services and have identified and are currently negotiating arrangements with additional prospects with which we have no pre-existing relationship. We also intend to offer our management services on an integrated basis to individual self-insured entities. We believe that offering our management services to self-insured entities requires the same analysis as offering our services to self-insured groups and does not involve any different risks or uncertainties than are applicable to our existing management services business.

•	New Business Lines. We intend to explore developing and offering non-workers’ compensation property and casualty insurance products to carefully selected members of the groups we manage and other insureds outside of our groups. If we develop and offer these products, we expect to underwrite this insurance through Majestic. We believe that our ability to offer these additional insurance products to members of our groups will enable us to compete more effectively with commercial insurers that provide property and casualty insurance products together with workers’ compensation insurance as a comprehensive package. Further, if we ultimately develop and offer these insurance products, Twin Bridges may reinsure a portion of these risks.

Our Organization and IPO Restructuring
     CRM Holdings is a Bermuda exempted holding company incorporated in September 2005. Our principal executive offices are located at the Perry Building, 40 Church Street, Hamilton, Bermuda HM 12, and our telephone number is (441) 295-6689. The headquarters of our U.S. subsidiaries is located at the offices of CRM at 112 Delafield Street, Poughkeepsie, NY 12601, and the telephone number is (845) 452-4100.
     We conduct our operations principally through the following subsidiaries domiciled in Bermuda and the United States:
•	CRM is a limited liability company organized under the laws of New York. Since 1999, CRM has provided management and other services to groups in New York and since October 2003 has assisted CRM CA in providing its management services;

•	CRM CA is a limited liability company organized under the laws of California. Since October 2003, CRM CA has provided management services to groups in California;

•	Twin Bridges is a Bermuda exempted class 3 insurance company, incorporated in 2003, which reinsures a portion of the excess coverage provided to a significant majority of the groups that CRM and CRM CA manage;

•	Eimar is a limited liability company organized under the laws of New York. Since 2002, Eimar has provided medical bill review and case management services to our groups in New York and California; and

•	Majestic is a corporation organized under the laws of California. We acquired Majestic on November 14, 2006. Since 1991, Majestic has provided workers’ compensation insurance coverage through independent brokers to employers.
     Immediately prior to the closing of our initial public offering, the former owners of CRM and Eimar contributed all of their interests in CRM and Eimar to our wholly owned subsidiary, CRM USA Holdings, which holds all of the outstanding interests in our U.S. subsidiaries. In exchange, the former owners of CRM and Eimar received shares issued by CRM USA Holdings and then contributed their CRM USA Holdings shares to CRM Holdings in exchange for 6,372,425 of our common shares. CRM then distributed its interests in CRM CA to CRM USA Holdings and CRM, CRM CA and Eimar elected to be taxed as corporations. In addition, immediately prior to our initial public offering, the former owners of Twin Bridges contributed all of their shares in Twin Bridges to CRM Holdings in exchange for 3,874,690 of our common shares. We refer to these transactions in this annual report as the “restructuring.” The former owners of CRM, Eimar and Twin Bridges ultimately received a total of 9,457,115 of our common shares and 790,000 of our Class B shares in exchange for their interests in CRM (including its subsidiary, CRM CA), Eimar and Twin Bridges.
Our Business Segments
     We have historically operated in three business segments: fee-based management services, reinsurance and corporate and other. Through CRM, CRM CA and Eimar, we provide management and other services to workers’ compensation self-insured groups in New York, California and Texas. Through Twin Bridges, we reinsure a portion of the excess coverage obtained by the self-insured groups that we manage. Our corporate and other segment contains excess capital not allocated to the business segments, debt and related interest expense related to all of the Company’s debt obligations and expenses associated with being a public company. The revenues, net income and assets of each of these three segments for and as of the three years ended December 31, 2006, 2005 and 2004 are set forth in the notes to our financial statements included elsewhere in this annual report.
     After our acquisition of Embarcadero in November 2006, we began operating in a fourth business segment: primary insurance. Embarcadero’s assets, liabilities and results of operations are included in the Company’s results beginning November 14, 2006.

   Our Fee-Based Management Services Segment
     Overview. In 1999, we began our business in New York of forming, managing and operating workers’ compensation self-insured groups and presently manage eight groups in New York. We expanded our business to California in 2003 and currently manage five groups there. Each of the groups we manage is made up of members from within a single industry. Members of our current groups are engaged in the following industries:
•	Healthcare – We manage groups in New York and California that provide workers’ compensation insurance to nursing homes, hospitals and physician groups.

•	Contractors – We manage groups in New York and California that provide workers’ compensation insurance to artisan contractors, including carpenters, masons, plumbers, electricians and those in other skilled trades.

•	Transportation – We manage a group in New York that provides workers’ compensation insurance to companies engaged in highway-borne transportation, including local package delivery, bulk hauling of industrial commodities, milk hauling and for-hire limousine services.

•	Wholesale/ Retail – We manage a group in New York that provides workers’ compensation insurance to companies engaged in local and regional retail grocery sales and entities involved primarily in the distribution of food products.

•	Auto Dealers – We manage a group in California that provides workers’ compensation insurance to new vehicle franchise auto dealerships.

•	Banks – We manage a group in California that provides workers’ compensation insurance to banks.

•	Wineries – We manage a group in California that provides workers’ compensation insurance to wineries.
     We expect to form additional groups in California and possibly other states, focusing on these industries. We also have formed self-insured groups with smaller operations in New York to provide workers’ compensation insurance to the following industries:
•	real estate management, including janitorial, building maintenance and management services;

•	cemeteries;

•	public entities, including cities, towns, villages and school districts; and

•	manufacturing companies, which includes machine shops, injection molding and metal fabrication establishments.
     On December 1, 2006, we established a small group in Texas to offer self-insured workers’ compensation coverage to the printing and publishing industry. Texas recently passed legislation permitting the formation of self-insurance groups.
     In addition, effective as of January 1, 2007, the Plastic Manufacturers Self Insurance Program, Inc., or PMSIP, our California group which provided workers’ compensation insurance to plastics manufacturers, ceased operations and disbanded. PMSIP’s board of trustees made the determination to disband due in large part as a result of its conclusion that declines in the California plastics manufacturing industry make prospects for future growth in the self-insured group less certain. For the year ended December 31, 2006, PMSIP accounted for $467 thousand or 1% of our management fee income and $438 thousand or 2% of our total reinsurance premiums earned. As of January 1, 2007, we provided workers’ compensation insurance to 13 of the 21 former members of PMSIP through Majestic.
     We provide the groups with a broad range of services, including general management, underwriting, risk assessment, medical bill review and case management, general recordkeeping and regulatory compliance. We provide safety and loss control services to group members to help reduce workers’ compensation risks and expenses. In New York, the fees we receive from all but one of our groups are based on a percentage of the workers’ compensation rates set by the New York Workers’ Compensation Board that are attributable to the members of the groups we manage, and our fees include fees for claims management services. With respect to our groups in California and Texas and one of our groups in New York, our fees are based on a percentage of the premiums paid to the groups we manage by their members. Our groups in California pay the fees for claims management services directly to third party administrators while our fees in Texas include fees for claims management services. In addition, in all three states, we receive fees on a fee-for-service basis for medical bill review and case management services. We also receive commission income from U.S. admitted insurers for placing the excess coverage which the groups are required to obtain and from insurers for placing the required surety bonds for the groups we manage.
     A significant amount of our existing business is dependent on a relatively small number of our managed groups. The Healthcare Industry Trust of New York (“HITNY”) provided approximately 23%, 27% and 38% of our revenues from fee-based management services for the years ended December 31, 2006, 2005 and 2004 respectively. Risks relating to the underfunded status of HITNY are described under “Risk Factors — Two of our groups, including HITNY, our largest group, are significantly underfunded”. Three other groups, Elite Contractors Trust of New York, Contractors Access Program of California and Transportation Industry Workers’ Compensation Trust of New York, provided approximately 19%, 17% and 13%, respectively, of our revenues from fee-based management services for the year ended December 31, 2006.
     We recently began to offer our comprehensive range of management services on an integrated basis to individual entities, such as hospitals, nursing homes and manufacturers, which are large enough and have sufficient financial resources to self-insure against workers’ compensation claims. These entities may not have the administrative structure to support a self-insurance program and may require a third party to administer the program for them. We believe that offering our management services to these entities requires the same underwriting and other evaluations as offering our management services to our self-insured groups. Furthermore, we do not believe that providing our management services on an integrated basis to an individual self-insured entity involves any materially or significantly different risks or uncertainties than are applicable to our existing management services business.
     Production of Business. All of our group management business is generated by general agents and brokers, who receive a commission usually equal to a percentage of gross premiums the groups charge their members. These commissions are generally uniform based on the industry and group involved. As of December 31, 2006, we had relationships with approximately 201 general agents and brokers in New York and approximately 119 general agents and brokers in California. As of December 31, 2006, approximately 76% of the aggregate annualized premiums paid or attributable to the groups we manage was derived from members referred to our groups by approximately 20% of our general agents and brokers. We carefully screen the general agents and brokers with whom we do business. No general agent or broker produces more than 10% of the business underwritten by the groups that we manage based on the aggregate annualized premiums paid or attributable to the groups we manage. Our management and underwriting officers generally have excellent relationships with these general agents and brokers and both value and place a strong emphasis on maintaining these relationships. We offer brokers and general agents competitive commissions for coverage placed by our groups and we provide training programs to brokers and general agents in order to educate them regarding the benefits of workers’ compensation self-insured groups. We believe that these strong relationships enhance our ability to attract and retain members of our groups and provide us with an advantage over many of our competitors.
     Underwriting. Our management services include a determination of the appropriate level of premium for each member of a group. Our underwriting department achieves this by adjusting base premium rates based on:
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
     Risk Assessment and Loss Control Services. We have structured our risk assessment and loss control services to provide high level, customized service to the members of each group. Our services include on-site assessments of safety issues for all members, annual service plans, compliance reviews and safety score card and training programs to assess development. Our model focuses on employee training and behavior modification in an effort to minimize losses on a prospective basis. We believe that the industry practice involves inspection-based loss control on a reactive basis.
     Unlike many of our competitors in the insurance industry, all risk assessment and loss control services are performed by our employees and no independent contractors are used. Nearly all of our loss control employees have met a minimum educational requirement of a bachelor’s degree or better, and each possesses one or more of three nationally recognized professional accreditations and has a minimum of five years of multi-line carrier loss control experience. We provide each group with a dedicated service consultant, which gives us greater control of the work product. We do not provide risk assessment and loss control services based on premium size, and we do not bill any members of a group separately for these services. Instead, we allocate our service resources based on need for improvement, not premium size. By targeting the accounts that need professional assistance the most, our loss control function improves the overall quality of the business by reducing the aggregate number of workers’ compensation claims made by the members of our managed groups. The loss control personnel also address workplace safety issues by identifying and correcting the behavior or condition that resulted in a claim. Our risk assessment and loss control services are training-intensive, personal and seek to ensure accountability for workplace safety among all levels of the member’s management structure.
     Claims Management and Group Reserving. Our claims management services involve the administration and management of a claim from the time it is brought to our attention until the claim is finally settled. We perform these services for our New York and Texas groups, but do not perform claims services for our California groups because California law prohibits self-insured group managers from providing claims management services. We have established procedures to record reported insurance claims, regardless of size, in a claims database upon receipt of notice of the claim. We attempt to make contact with the injured worker, treating physician and employer within 24 hours after receiving a claim. This focus on timely reporting and follow up allows us to mitigate claims and loss adjustment expenses and identify potential fraud. We periodically update our database for any developments affecting a claim.
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
     As required by California law, our California groups retain an independent claims handling company. Four of our California groups currently retain Matrix Absence Management, Inc., a subsidiary of Delphi Financial Group, Inc., to perform these services under a contract negotiated between Matrix and each group. The fifth group we manage in California has retained Tristar Risk Management to perform these services. However, we retain claims settlement authority, establish loss reserves and review the work performed by Matrix and Tristar on a regular basis.
     We use our claims database as an electronic workflow management tool for loss adjustment, coverage issues and litigation and to provide each group and its board with claims and loss information and to establish claims reserves for each group. These reserves are reviewed each year in the course of the independent audit performed for each group. In addition, the New York groups are subject to review by the New York Workers’ Compensation Board, the groups in California are subject to review by the California Department of Industrial Relations and the group in Texas is subject to review by the Texas Department of Insurance.
     Medical Bill Review and Case Management. In 2002, we expanded our fee-based management services to include medical bill review and case management services.

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
     Currently, nearly all of the income we receive for these services is attributable to our self-insured groups. Our business strategy includes offering these services to large self-insured entities, insurance companies, self-insured groups and others that require these services. We have secured seven new clients for these services and continue to identify and negotiate arrangements with additional prospects with which we have no pre-existing relationship.
     Brokerage Services for the Groups. Self-insured groups are required to purchase excess workers’ compensation coverage above certain levels established by state law or regulation or by administrative determination. We act as a broker and place this excess insurance coverage and any required surety bonds for the groups for which we earn commissions. The gross premiums for excess coverage for the groups we manage and our net reinsurance premiums for reinsuring a portion of this excess coverage have increased since Twin Bridges began business in December 2003. Gross premiums for excess coverage placed during any period is the aggregate amount of premiums for excess coverage insurance that the groups we manage will pay under the excess coverage policies written during that period. Our management regards the changes in these amounts as a meaningful indicator of our expected net reinsurance premiums and commission income in the future.
     U.S. admitted insurers generally pay commissions to CRM and CRM CA for any coverage placed with such U.S. admitted insurers equal to 10% of gross premiums.
   Our Primary Insurance Segment
     Overview. Our recently acquired insurance subsidiary, Majestic, provides workers’ compensation insurance solutions through independent insurance brokers and agents to medium and large size businesses primarily in California. Majestic has also historically provided workers’ compensation insurance under the USL&H Act. Majestic is currently licensed to underwrite insurance in the following 16 jurisdictions: Alaska, Arizona, California, Florida, Hawaii, Idaho, Illinois, Montana, Nevada, New Jersey, New Mexico, New York, Oregon, Utah, Virginia and Washington. Majestic is also licensed to underwrite USL&H insurance in all federal districts. The California workers’ compensation market accounted for more than 92%, 92% and 95% of Majestic’s direct written premiums for the years ended December 31, 2006, 2005 and 2004, respectively. Within the California market, Majestic currently provides workers’ compensation coverage to employers in the following industries: construction, healthcare, manufacturing, retail trade and services.
     In addition to providing us with the potential to expand our reinsurance business, the acquisition provides us with the opportunity to offer workers’ compensation coverage to insureds that may prefer traditional workers’ compensation products or that do not meet the criteria of our existing managed groups, but have attractive premium-to-risk profiles. The acquisition also provides us with an enhanced presence in California as well as the ability to expand our insurance activities to the other states in which Majestic is licensed as an insurer.

     Production of Business. Majestic currently maintains a marketing presence in California, Alaska, Arizona, Nevada and Washington and policies are currently placed through approximately 90 independent brokers. In evaluating our broker relationships in our primary insurance business segment, we give strong consideration to the business segments in which a broker operates and we are careful to limit the geographic overlap of our brokers. We also monitor premium and account loss activity on a monthly basis. We also conduct an annual review of all of our brokers on the basis of production and loss results. Approximately, 10% of Majestic’s general agents and brokers produced approximately 46.1% of its premiums in-force as of December 31, 2006.
     Underwriting and Pricing. Our primary insurance business segment seeks to underwrite individual risks as opposed to focusing on a specific group of industries. We seek to identify businesses with, among other things, above average wage and benefit levels, below average employee turnover, low claims frequency and existing loss control and return-to -work programs.
     We offer three types of workers’ compensation insurance products and services:
•	Guaranteed Cost Plans. These plans are fixed-cost insurance products in which the policy’s premium charges do not vary as a result of the loss experience of the insured. Premiums are developed by:
o	Applying the applicable industry rate to the policyholder’s aggregate payroll;

o	Adjusting for the historical modification factor applicable to the policyholder;

o	Making further adjustments based on the policyholder’s loss history; and

o	Adjusting for our premium/discount factors based on considerations such as the insured’s safety record, length of time in business and other underwriting metrics.
•	Risk-Sharing Products. Our risk-sharing products generally consist of retrospective rate plans and large deductible plans. With retrospective rate plans, our premiums are adjusted based upon the actual loss experience of the policyholder during the policy period. The policyholder will receive returned premium if the actual loss experience is lower than expected or pay additional premium if the actual loss experience is higher than expected. With respect to large deductible plans, we provide claims handling, risk control and other administrative services; however, we only pay policyholder claims in excess of a significant deductible. The deductible level is typically intended to cover a large majority of estimated losses.

•	Loss Mitigation Program. This program is subscribed for by a policyholder in conjunction with its workers’ compensation coverage. The program, which we refer to as the “HealthCare Organizational Plan,” is designed to provide employers with better control of workers’ compensation losses while ensuring long-term quality treatment. The plan is designed to return injured workers to work faster, close claims sooner and reduce associated litigation.
     Risk Assessment and Loss Control Services. We place a strong emphasis on our loss control function as an integral part of the underwriting process as well as a competitive differentiator. Our loss control department delivers risk level evaluations to our underwriters with respect to the degree of an employer’s management commitment to safety and acts as a resource for our customers to support the promotion of a safe workplace. Our loss control staff has extensive experience developed from years of servicing our core industries. Majestic’s loss control staff consisted of 6 employees as of December 31, 2006, averaging 13 years of experience in the industry. We believe that this experience benefits us by allowing us to serve our customers more efficiently and effectively. Specifically, our loss control staff evaluates each prospective customer’s safety program elements and key loss control measures, supported with explanations in an internal report to the appropriate underwriter. Majestic’s loss control staff develops detailed policyholder service plans outlining corrective actions needed to address potentially hazardous conditions or safety program deficiencies and proactively monitors policyholder actions to ensure compliance.
     Claims Management. Majestic’s claims management services involve the administration and management of a claim from the time it is brought to our attention until the claim is finally settled. We have established procedures to record reported insurance claims, regardless of size, in a claims database upon receipt of notice of the claim. We attempt to make contact with the injured worker, treating physician and employer within 24 hours after receiving a claim. This focus on timely reporting and follow-up allows us to mitigate claims and loss adjustment expenses and identify potential fraud. Majestic periodically updates its database for any developments affecting a claim.
     Majestic has claims staff located in three California locations: San Francisco, Long Beach and San Diego as well as Seattle, Washington. We also utilize a third party administrator in Las Vegas, Nevada. The claims staff is experienced in the markets in which we compete. As of December 31, 2006, Majestic had a total of 32 employees in its claims department, including 25 claims managers, examiners and representatives and 7 support-level staff members. The claims managers and examiners average 16 years of experience in the insurance industry and more than 15 years of experience with workers’ compensation coverage. In addition, in-house claims examiners maintain manageable work loads so they can more fully investigate individual claims, with each claims examiner handling, on average, 118 cases at one time, as of December 31, 2006.
     Reinsurance. Majestic purchases reinsurance to reduce its net liability on individual risks and to protect against possible catastrophes. Reinsurance does not legally discharge the ceding insurer from primary liability for the full amount due under the reinsured policies. However, the assuming reinsurer is obligated to indemnify the ceding company to the extent of the coverage ceded. To reduce our risk of the possibility of a reinsurer becoming unable to fulfill its obligations under the reinsurance contracts, we attempt to select financially strong reinsurers with an A.M. Best rating of “A-” (Excellent) or better and continue to evaluate their financial condition and monitor various credit risks to minimize our exposure to losses from reinsurer insolvencies. Majestic currently participates in an excess of loss coverage program. Under an excess of loss coverage program, the reinsurer reimburses the ceding company for losses and loss adjustment expenses over a specified dollar amount up to an agreed limit per occurrence. Majestic’s excess of loss coverage provides reinsurance for occurrences of loss that exceed $600,000 but are less than $50 million. Majestic retains liability for any amounts of losses and loss adjustment expenses that exceed $50 million up to the applicable statutory limit. Majestic’s current agreements for workers’ compensation excess of loss reinsurance expire on June 30, 2007. Currently, 10 reinsurers participate in Majestic’s excess of loss program and the program is led by Hannover Re with sub-participation through Lloyd’s of London and others.
     Prior to December 31, 2005, Majestic also had a proportional reinsurance agreement with Hannover Re. The proportional reinsurance agreement was a variable 0%-40% quota share contract that covered the first $350,000 of losses and loss adjustment expenses from any single occurrence. The proportional reinsurance agreement allowed Majestic to change the portion of liability ceded to Hannover Re from anywhere between 0% and 40% on a monthly basis and cede the same percentage of earned premiums and incurred losses to Hannover Re.
     The following table is a summary of Majestic’s ten largest reinsurance recoverable balances by reinsurer as of December 31, 2006:

	Net Amount
	Recoverable as of	AM Best Rating of
Reinsurer	December 31, 2006	Reinsurer
	(In Thousands)
Hannover RK-NS	$21,157	A
Dorinco Reinsurance Co.	2,403	A-
The St. Paul Fire & Marine Insurance Co.	1,559	A+
Lloyd’s Underwriters	1,144	A
Aspen Insurance UK Ltd.	959	A
Lloyd’s of London – DP Mann Ltd.	939	A
Continental Casualty Company	906	A
Lloyd’s of London – Wellington	866	A
National Union Fire Insurance Co. of Pittsburgh PA	768	A+
Lloyd’s of London – Atrium Underwriters	654	A

     Reserves for Losses and Loss Adjustment Expenses. Our primary insurance subsidiary, Majestic, is required to establish reserves for losses and loss adjustment expenses (“loss reserves”) under applicable insurance laws and regulations and U.S. generally accepted accounting principles. These loss reserves are balance sheet liabilities representing estimates of future amounts required to pay losses and loss adjustment expenses for claims that have occurred at or before the balance sheet date and reported to us or incurred but not yet reported to us.
     Loss reserves do not represent an exact calculation of liability, but instead represent management estimates, generally utilizing actuarial expertise and projection techniques, at a given accounting date. Several factors contribute to the uncertainty in establishing these estimates. Judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under current facts and circumstances. Key assumptions in the estimation process are the average cost of claims over time, which is referred to as severity trends, including the increasing level of medical, legal and rehabilitation costs, frequency risks, fluctuations in inflation, prevailing economic, social and judicial trends, legislative changes, third party claims handling procedures and costs associated with fraud or other abuses of the medical claim process. In addition, there may be a significant delay between the occurrence of the insured event and the time it is actually reported to us. This time period between the occurrence date and payment date of a loss is referred to as the “claim-tail.” Workers’ compensation claims are generally considered to have long claim-tails, occasionally extending for decades, which adds greater uncertainty to determining the ultimate liability. Reserves for losses and loss adjustment expenses are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability.
     Loss reserves fall into two categories: (1) “case reserves” and (2) reserves for “incurred-but-not-reported.” When losses are reported to us, Majestic establishes, individually, a “case reserve” for the estimated amount of its ultimate settlement and its estimated loss adjustment expenses. Case reserves are established for reported losses and loss adjustment expenses associated with a specific reported insured claim They are established based upon the amount of claims reported and may subsequently be supplemented or reduced, as Majestic’s claims department deems necessary. In addition to our case reserves, at the end of any calendar period, there are a number of claims that have not yet been reported buy will arise out of accidents that have already occurred. These are referred to in the insurance industry as “incurred-but-not-reported,” or IBNR. Majestic’s independent actuary estimates and establishes our IBNR reserves for loss amounts, including expected development of reported claims. These IBNR reserves include estimated loss adjustment expenses. The actuary calculates IBNR reserves by using generally accepted actuarial techniques, relying on the most recent information available, including pricing information, industry information and our historical losses and expenses and revises these reserves for losses and loss adjustment expenses as additional information becomes available and as claims are reported and paid.
     Our independent actuaries produce a point estimate for Majestic’s loss reserves using the results of various methods of estimation. However, these various methods do not produce separate point estimates. Majestic’s actuaries prepare reserve estimates using Majestic’s own historical claims data and based upon many of the common actuarial methodologies for estimating loss reserves, such as paid development methods, incurred development methods, Bornhutter-Ferguson indications and claim count methods, which Majestic’s actuaries use to determine reserve estimates for all accident years. The actuarial point estimate is based on a selection of the results of these various methods depending upon the age of the occurrence, the geographic state of the injury and the line of business (traditional workers’ compensation versus USL&H). Majestic’s independent actuary has historically assigned a 5% materiality factor below the point estimate and a 10% materiality factor above the point estimate. If Majestic’s reserves as reflected on Majestic’s balance sheet are within this range, the independent actuary considers Majestic’s estimate to be reasonable and issues an opinion to this effect.
     In order to refine our loss reserve estimates, we analyze Majestic’s claims data using actuarially acceptable methods of predicting future liabilities based upon historical results. These methods look at historical paid losses at various points in time, claim counts and average costs of incurred losses, counts and average values of unpaid losses, as well as variations of such techniques. Estimates of ultimate claims liability for each accident year are derived using such techniques and Majestic adjusts the ultimate estimated claims liability for prior accident years during the year, only to the extent that there is enough overall evidence that a material change has occurred that would result in a material change in its prior year-end estimate of ultimate claims liability.
     In addition, for the most current accident year, Majestic uses a loss ratio method that starts with the projected loss ratios for each line of business, estimated from the prior accident year, adjusted for projected wage inflation, loss cost inflation, and pricing adjustments. This adjusted loss ratio is applied to the earned premium for the current accident year to derive the ultimate estimated claims liability for the current accident year which becomes one of the components of the overall estimated claims liability reflected on our balance sheet. Majestic’s estimate of the ultimate claims liability for the current accident year is reviewed quarterly and is adjusted throughout the current year whenever there is enough overall evidence that one or more of the assumptions used to estimate the ultimate liability for the current accident year have changed such as to materially impact the total estimated ultimate liability for claims reported on Majestic’s balance sheet. Additional factors that influence the incurred losses and loss adjustment expenses for a given period include the number of exposures covered in the current year, trends in the frequency and severity of claims, or changes in the cost of adjusting claims.
     At the end of each accident year, we have Majestic’s independent third party actuary conduct a complete analysis of the claims data and provide us with a report indicating whether our estimate of the reserves for losses and loss adjustment expenses as reported on the balance sheet is a reasonable estimate of Majestic’s ultimate liability. The actuarial techniques employed by the independent actuary recognize, among other factors: Majestic’s claims experience, the industry’s claims experience, historical trends in reserving patterns and loss payments, the impact of claim inflation, the pending level of unpaid claims, the legislative reforms affecting workers’ compensation, and the environment in which insurance companies operate.
     Although many factors influence the actual cost of claims and the corresponding unpaid losses and loss adjustment expenses estimates, Majestic does not measure and estimate values for all of these variables individually. This is due to the fact that many of the factors that are known to impact the cost of claims cannot be measured directly. This is the case for the impact on claim costs due to economic inflation, coverage interpretations and jury determinations. In most instances, Majestic relies on historical experience or industry information to estimate values for the variables that are explicitly used in the unpaid loss and loss adjustment expenses analysis. We assume that the historical effect of these unmeasured factors, which is embedded in Majestic’s experience or industry experience, is representative of future effects of these factors. In the event that Majestic has reason to expect a change in the effect of one of these factors, Majestic performs analyses to quantify the necessary adjustments. It is important to note that actual claims costs will vary from Majestic’s estimate of ultimate claim costs, perhaps by substantial amounts, due to the inherent variability of the business written, the potentially significant claim settlement lags and the fact that not all events affecting future claim costs can be estimated.
     Using techniques similar to those described above, Majestic also estimates reductions in claims liabilities as a result of reinsurance receivables and amounts recoverable through subrogation. Majestic’s reinsurance program, in particular, significantly influences the level of net retained losses. Under Majestic’s reinsurance program, the reinsurers assume a portion of the loss and loss adjustment expenses incurred in excess of certain loss thresholds. Receivables from reinsurers are a function of estimated loss reserves and are therefore subject to similar uncertainties. In addition, reinsurance recoverables may ultimately prove to be uncollectible if the reinsurer is unable to perform under the contract. Reinsurance contracts do not relieve Majestic of its obligations to its policyholders.
     Majestic’s total unpaid losses and loss adjustment expenses as of December 31, 2006, net of reinsurance receivables and subrogation recoveries, were $113.0 million. This amount is expected to cover all future losses and loss adjustment expense payments for all claims that are known by Majestic as of December 31, 2006, as well as claims where the injury has occurred but the claim has not been reported. As of December 31, 2006, Majestic had 2,167 open claims. Accordingly, Majestic had an average of $51,805 in unpaid losses and loss adjustment expenses, net of reinsurance and subrogation, per open claim as of December 31, 2006. To the extent that this average proves to be inadequate, we will experience unexpected increases in the unpaid losses and loss adjustment expenses and a corresponding reduction in income in future periods. To the extent this average is overstated, we will have redundant unpaid losses and loss adjustment expense amounts resulting in additional income in future periods.
     As discussed above, there are a number of variables that can impact the average unpaid losses and loss adjustment expenses per claim and, subsequently, the adequacy of Majestic’s reserves for losses and loss adjustment expenses, including trends in the frequency and severity of claims, changes in the legal environment, claim inflation, the cost of claim settlements, and legislative reforms. These items can influence the adequacy of Majestic’s reserves for losses and loss adjustment expenses individually or in combination. While the actuarial methods employed factor in amounts for these circumstances, they may prove to be inadequate. For example, there may be a number of claims where the unpaid loss and loss adjustment expenses associated with future medical treatment proves to be inadequate because the injured worker does not respond to medical treatment as expected by the claims examiner.

Another example is claim inflation, which can result from medical cost inflation or wage inflation. The actuarial methods employed include an amount for claim inflation based on historical experience. We assume that the historical effect of this factor, which is embedded in Majestic’s experience or industry experience, is representative of future effects for claim inflation. To the extent that the historical factors, and the actuarial methods utilized, are inadequate to recognize future inflationary trends, Majestic’s reserve for losses and loss adjustment expenses may be inadequate. The amount of any such inadequacy would depend on the mix of medical and indemnity payments and the length of time until the claims are paid.
     The following table provides a reconciliation of Majestic’s beginning and ending reserve balances, net-of -reinsurance receivables, for the years ended December 31, 2006, 2005 and 2004, to the gross-of-reinsurance amounts reported in Majestic’s balance sheets as of December 31, 2006, 2005 and 2004:

	As of and for the Year Ended
	December 31,
	2006	2005	2004
		(in thousands)
Gross balance at January 1	$140,583	$142,250	$128,370
Loss reinsurance recoverable	(35,588)	(43,931)	(40,757)
Net balance at January 1	104,995	93,319	87,613

Fair value adjustment of loss reserves	(6,156)
Fair value adjustment of reinsurance recoverable	6,861
Total fair value adjustment	705

Incurred related to:
Current year	48,160	44,039	43,714
Prior years	(6,551)	897	6,420
Total incurred	41,609	44,936	50,134

Paid related to:
Current year	(8,773)	(7,533)	(7,550)
Prior years	(25,569)	(30,727)	(31,878)
Total paid	(34,342)	(38,260)	(39,428)

Net balance at December 31	112,967	104,995	98,319
Plus reinsurance recoverable	28,913	35,588	43,931
Gross balance – December 31	$141,880	$140,583	$142,250
     Majestic recorded a $6.6 million decrease for the full year 2006, and $897 thousand and $6.4 million increases in its reserve for losses and loss adjustment expenses relating to prior accident years in 2005 and 2004, respectively. The favorable development in 2006 was predominantly from accident year 2005, where reported indemnity claims and average cost per claim “developed” better than expected. As Majestic receives new information and updates in its assumptions over time regarding the ultimate liabilities, its loss reserves may prove to be inadequate to cover its actual losses or they may prove to exceed the ultimate amount of its actual losses. The amount by which estimated losses, measured subsequently by reference to payments and additional estimates, differ from those originally reported for a period is know as “development” in the insurance industry. Development is favorable when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on open claims. Development is unfavorable when losses ultimately settle for more than the levels at which they were reserved or subsequent estimates indicate a basis for reserve increases on open claims.
     This is the second consecutive year Majestic has recorded sizable favorable loss development on the most recent accident year. We believe this favorable development is due to the legislative reforms implemented in California in 2003 and 2004, which have significantly reduced losses per payroll. The increase in Majestic’s reserve for losses and loss adjustment expenses related to prior years in the amount of $897 thousand in 2005 included a favorable loss development from the accident year 2004 which was exceeded by loss reserve strengthening related to other prior accident years. This favorable development relating to the 2004 accident year is also attributable to the 2003 and 2004 California legislative reforms. We believe that the reforms were effective in reducing certain medical costs and provided the needed credibility to favorably adjust reserves for the accident year 2004.
     Approximately 50% of the $6.4 million of the increase in its reserve for losses and loss adjustment expenses relating to prior accident years in 2004 was related to Majestic’s USL&H business, a significant portion of which related to a previously affiliated USL&H policyholder which is no longer insured by Majestic. The remaining 50% of the increase was primarily due to higher medical costs in the California market prior to the implementation of the California Workers’ Compensation reforms. Majestic was ultimately able to recover the majority of these increases through its risk-sharing products.
     Analysis of Loss and Loss Adjustment Expenses Reserve Development. The table on page 17 shows the development of Majestic’s reserve for losses and loss adjustment expenses, net of reinsurance, for years ended December 31, 1996 through 2006. The data in the table is presented in accordance with reporting requirements of the Securities and Exchange Commission (SEC). Care must be taken to avoid misinterpretation by those unfamiliar with this information or familiar with other data commonly reported by the insurance industry. The accompanying data is not accident year data, but rather a display of 1996 to 2006 year-end reserves and the subsequent changes in those reserves. The accompanying data does not include the GAAP fair value purchase accounting adjustments that reduced loss reserves and reinsurance recoverables by $6.2 million and $6.9 million, respectively.
     Section A of the table shows the estimated liability for losses and loss adjustment expenses, net of reinsurance, recorded at the balance sheet date for each of the indicated years for all current and prior accident years. This liability represents the estimated amount of losses and loss adjustment expenses for claims arising for all years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported and reduced by estimates of amounts recoverable under reinsurance contracts. Section B of the table shows the re-estimated amount of the previously recorded liability, based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.
     Sections C and G of the table show the aggregate change in the net and gross liability, respectively, from original balance sheet dates and the re-estimated liability through December 31, 2006. Thus, changes in ultimate development estimates are included in operations over a number of years, minimizing the significance of such changes in any one year. Section D of the table shows the cumulative amount of net losses and loss adjustment expenses paid relating to recorded liabilities as of the end of each succeeding year. Section E of the table shows the re-estimated liability reduced by estimated reinsurance receivables and Section F of the table shows the re-estimated gross liability before the reduction of reinsurance receivables through December 31, 2006.

Years ended December 31
( $ thousands)	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

Section A. Reserve for unpaid loss and loss adjustment expenses, net of reinsurance recoveries	$37,734	$40,043	$46,352	$52,413	$63,745	$66,999	$76,389	$87,613	$98,319	$104,995	$112,262

Section B. Reserve, net of reinsurance recoveries, re-estimated as of:
One year later	36,222	37,143	46,439	50,554	68,509	73,153	90,093	95,137	99,216	98,444
Two years later	31,692	36,464	41,212	51,608	70,883	83,038	95,533	102,636	101,313
Three years later	30,633	31,427	41,727	52,404	74,250	87,246	101,133	105,938
Four years later	27,832	32,173	42,022	53,668	77,158	89,875	103,584
Five years later	28,904	32,327	43,175	55,275	78,575	92,448
Six years later	28,586	33,332	44,383	56,093	80,355
Seven years later	29,153	34,391	44,522	57,266
Eight years later	29,960	34,318	45,320
Nine years later	30,418	35,276
Ten years later	31,116

Section C. Net Cumulative Redundancy (Deficiency)	6,617	4,768	1,032	(4,852)	(16,610)	(25,449)	(27,195)	(18,325)	(2,994)	6,551

Section D. Paid, net (cumulative) as of:
One year later	9,912	8,342	15,782	17,422	27,322	31,844	33,768	31,878	30,729	25,569
Two years later	13,686	17,276	24,018	31,331	46,570	52,008	55,410	53,239	49,322
Three years later	19,575	21,713	30,684	39,983	57,249	63,543	68,588	66,039
Four years later	21,853	25,371	34,766	44,193	63,228	70,490	76,609
Five years later	24,013	27,612	36,497	46,737	66,383	74,635
Six years later	25,133	28,098	38,017	48,192	68,602
Seven years later	25,045	29,007	38,664	49,370
Eight years later	25,585	29,430	39,466
Nine years later	26,071	30,107
Ten years later	26,657

Net Liability— December 31,	37,734	40,043	46,352	52,413	63,745	66,999	76,389	87,613	98,319	104,995	112,262
Receivable from reinsurers for unpaid losses	18,994	23,830	18,347	19,547	27,827	31,384	33,037	40,757	43,931	35,588	35,774

Gross Liability— December 31,	56,728	63,873	64,699	71,960	91,572	98,383	109,426	128,370	142,250	140,583	148,036

Section E. Re-estimated liability, net	31,116	35,276	45,320	57,266	80,355	92,448	103,584	105,938	101,313	98,444
Re-estimated receivable from reinsurers for unpaid losses	16,031	18,313	19,564	19,520	32,267	46,602	49,541	51,437	46,142	37,624

Section F. Re-estimated liability, gross	47,147	53,588	64,884	76,785	112,623	139,051	153,125	157,375	147,455	136,068

Section G. Gross Cumulative Redundancy (Deficiency)	9,581	10,285	(185)	(4,825)	(21,051)	(40,668)	(43,699)	(29,005)	(5,205)	4,515

     Investments. Majestic’s investments department invests the funds made available by our capital and the net cash flows from operations. The objective of Majestic’s investments department is to provide income and realized gains on investments, primarily from investments in fixed maturity securities, consistent with policy guidelines and taking into consideration state regulatory restrictions on investments in our insurance subsidiaries. Majestic manages its investment portfolio considering duration, asset/liability matching, sector allocation, execution expense, credit quality and concentration in formulating investment strategy and selecting securities. The NAIC Model Insurance Laws, Regulations, and Guidelines (“the “Model Laws”) and the California Insurance Code guide the formulation and execution of Majestic’s investment strategy..
     Majestic’s investment objective is to maximize current yield while maintaining safety of capital together with sufficient liquidity for ongoing insurance operations. Majestic’s investment portfolio is composed of fixed-income and equity securities. As of December 31, 2006, Majestic had total invested assets of $157.5 million, of which $116.0 million was classified as restricted investments. An increase of one percent increase in the current market interest rates would cause the fair value of Majestic’s investment portfolio as of December 31, 2006 to decrease by approximately $3.6 million. The following table shows the fair market values of various categories of Majestic’s investment portfolio, the percentage of the total market value of Majestic’s invested assets represented by each category and the tax equivalent yield to maturity based on the fair market value of each category of invested assets as of the dates indicated:

	As of December 31, 2006
	(Dollars in thousands)
		Percent
Description of Securities	Fair Value	of Total	Yield
Obligations of states and political subdivisions	$79,524	50.5%	5.57%
Corporate bonds	59,720	37.9%	5.21%
U.S. government and agencies	6,612	3.9%	4.75%

Total fixed-maturity securities	145,406	92.3%	5.39%

Equity securities	12,089	7.7%

Total investments, available for sale	$157,495	100.0%

     The average credit rating for Majestic’s investment portfolio, using ratings assigned by Standard and Poor’s Rating Services (a division of the McGraw-Hill Companies, Inc.), was better than “AA” at December 31, 2006. The following table shows the ratings distribution of Majestic’s fixed-income portfolio by Standard and Poor’s rating as a percentage of total market value as of the dates indicated:

Rating	As of December 31, 2006
	(Dollars in thousands)
	(Unaudited)
“AAA”	$74,872	51.5%
“AA”	43,105	29.6%
“A”	24,958	17.2%
“BBB”	2,471	1.7%
“BB”	—	—
“CCC”	—	—

Total fixed-maturity securities	$145,406	100%

     The following table shows the composition of Majestic’s investment portfolio by remaining time to maturity as of the dates indicated. For securities that are redeemable at the option of the issuer and have a market price that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a market price that is less than par value, the maturity used for the table below is the final maturity date.

	December 31, 2006
	(Dollars in thousands)
	Amortized
	Cost	Fair Value
Due in one year or less	$19,131	$19,131
Due after one year through five years	92,408	92,301
Due after five years through ten years	25,206	25,125
Due after ten years	8.893	8,849

Total fixed-maturity securities	$145,638	$145,406

     Majestic structures its investment portfolio giving consideration to the expected timings of the payout of our insurance liabilities. If our payout estimates are inaccurate, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. Investment losses could significantly decrease our asset base, which will adversely affect our ability to conduct business and could have a material adverse effect on our financial condition and results of operations.

   Our Reinsurance Segment
     Overview. The groups we manage purchase excess workers’ compensation coverage from U.S. admitted insurers to cover claims that exceed a minimum level established by state law or regulation or by administrative determination. Typically, our managed groups purchase excess coverage for losses and loss adjustment expenses in excess of $500,000 per occurrence. This “excess coverage”’ purchased by the groups provides them with coverage for losses in excess of the $500,000 per occurrence liability typically retained by the groups up to a per occurrence limit. In addition, all of our groups also purchase coverage to insure against the risk that a large number of claims will occur and result in losses that are each less than $500,000 and that the aggregate result of such losses could exhaust their resources. This “frequency coverage”’ is triggered in the event that the aggregate amount of losses and loss adjustment expenses during the coverage period exceeds a range from 90% to approximately 160% of the premiums paid to the groups by their members. If the frequency coverage is triggered, the reinsurer pays the next $2,000,000 of losses and related loss adjustment expenses of the group during the coverage period.
     Twin Bridges was established in 2003 to underwrite a portion of the excess and frequency coverage provided to the groups we manage. Since, however, the excess coverage must be provided by a U.S. admitted insurance company, which Twin Bridges is not, we must underwrite the coverage through a reinsurance contract with a “fronting” company. The “fronting” company underwrites the entire excess and frequency coverage to our groups and then cedes a portion, or layer, of the coverage to Twin Bridges under a reinsurance contract. Until our acquisition of Majestic in November 2006, Twin Bridges had been solely engage in reinsurance contracts with NY Marine & General as the “fronting” company. Following our acquisition of Majestic, Twin Bridges has entered into a reinsurance contract with Majestic, which is discussed below.
     Production of Business. Upon their policy renewals on January 1, 2007, 6 of our 14 groups obtained excess and frequency coverage from Majestic. For these 6 groups, Twin Bridges reinsures a portion of the coverage provided pursuant to a quota share reinsurance contract that took effect on January 1, 2007. Under this quota share reinsurance agreement, Twin Bridges reinsures 90% of the coverage which Majestic provides to the groups net of liability ceded to unaffiliated reinsurers and receives 90% of the premiums paid to Majestic by the groups net of premiums paid to unaffiliated reinsurers. Twin Bridges’ liabilities under the quota share reinsurance agreement, however, are capped at specific levels. First, for the excess coverage, Twin Bridges reinsures 90% of the losses and loss adjustment expenses in excess of the group’s retention (currently set at $500,000 for each of the 6 groups for which Majestic provides excess coverage) up to a per occurrence limit of $2,000,000. For the frequency coverage, Twin Bridges reinsures 90% of Majestic’s policy coverage to the group up to $2,000,000. Twin Bridges allows Majestic a ceding commission of 15% on all ceded premiums to cover Majestic’s costs associated with the policies, including dividends, commissions, taxes, assessments and all other expenses, except for loss adjustment expenses. Twin Bridges is required to provide Majestic with security to secure the reinsurance obligations, which security may consist of a bank-issued letter of credit, a reinsurance trust fund for the benefit of Majestic or cash.
     For losses in excess of these levels, Majestic has obtained reinsurance pursuant to its existing excess of loss reinsurance program, which is discussed in detail above under the section entitled “Business – Our Primary Insurance Segment – Reinsurance.” Under this program, Majestic will be reimbursed by the unaffiliated reinsurers participating in the program for all losses in excess of $2,000,000 up to a per occurrence limit of $50,000,000 with respect to the excess coverage provided by Majestic to the groups. Majestic is also reimbursed for all losses in excess of $2,000,000 up to a maximum of $50,000,000 with respect to the frequency coverage provided by Majestic to the groups. Majestic and Twin Bridges share proportionately the layer in excess of these reinsurance limits to the statutory limits, under the existing quota share reinsurance agreement between Majestic and Twin Bridges.
     Six of our groups have not yet renewed their excess and frequency coverage policies and continue to be covered by excess and frequency coverage policies from NY Marine & General, until their respective renewal dates. Under the December 2005 NY Marine & General Agreement, Twin Bridges reinsures 70% of all of the coverage it provides under these policies and receives 70% of the premiums, which we refer to as assumed premium, paid to NY Marine & General by the groups. Twin Bridges allow NY Marine & General a ceding commission of 23.5% of the assumed premiums to cover its acquisition, general and administrative expenses and pays NY Marine & General additional amounts to cover U.S. federal excise tax and certain other costs which are estimated to be 3.45% of the new assumed premiums. Twin Bridges also shares in the cost of any reinsurance purchased by NY Marine & General from other carriers with respect to such coverage. Twin Bridges is required to provide NY Marine & General with security to secure the reinsurance obligations, which security may consist of a bank-issued letter of credit, a reinsurance trust fund for the benefit of NY Marine & General or cash. As of January 1, 2007, the December 2005 NY Marine & General Agreement was terminated as to new business and will continue only to operate on a run-off basis. While in run-off, we remain liable for any losses that are incurred during the term of the groups’ policies in accordance with the terms of the December 2005 NY Marine & General Agreement.
     Pursuant to the December 2005 NY Marine & General Agreement, NY Marine & General offered full statutory excess coverage for losses and loss adjustment expenses in excess of $500,000 per occurrence retained by most of the groups. NY Marine & General sought reinsurance from other insurers to cover 100% of losses and loss adjustment expenses in excess of $5,000,000 per occurrence up to $50,000,000 per occurrence, as well as reinsurance of losses and loss adjustment expenses in excess of $3,000,000 per occurrence up to a per occurrence limit of $5,000,000, subject to an annual aggregate deductible of $3,000,000. NY Marine & General and Twin Bridges shared proportionately the layer in excess of $50,000,000 up to statutory limits. The excess reinsurance secured by NY Marine & General inures to the benefit of Twin Bridges proportionately to its 70% quota share participation. For this, Twin Bridges cedes a premium of approximately 11% of the gross premiums it assumes from NY Marine & General. The December 2005 NY Marine & General Agreement also provides that NY Marine & General offers frequency coverage to our groups of $2,000,000. This coverage provides for attachment points at various levels determined by the groups’ funded premiums. NY Marine & General offered this expanded coverage to our groups upon renewal of their excess coverage policies.
     If those 6 groups currently covered by NY Marine & General obtain policies from Majestic upon their renewal in April, June or August of this year, we expect Twin Bridges to reinsure a portion of this coverage under the quota share reinsurance agreement. Two of our groups currently receive excess coverage from U.S. admitted insurers other than NY Marine & General and Majestic and we do not expect that either group will obtain excess coverage from Majestic in 2007, nor do we expect to reinsure a portion of their excess and frequency coverage.
     Also, if we begin providing our management services to individual self-insured entities, we will consider reinsuring a portion of the excess coverage these entities obtain. We would do so only after we conduct an underwriting evaluation of an entity on the same basis as we conduct underwriting evaluations for members of our self insured groups.
     Reserves for Losses and Loss Adjustment Expenses. As a reinsurer, Twin Bridges establishes reserves for losses and loss adjustment expenses (“loss reserves”) under its reinsurance contracts. These loss reserves are similar to those of our primary insurance subsidiary, Majestic, and we use the same methodologies to determine Twin Bridges’ loss reserves, with some minor exceptions that are discussed below. For a detailed discussion of these methodologies, see “Item 1 – Business – Our Business Segments – Our Primary Insurance Segment – Reserves for Losses and Loss Adjustment Expenses” above.
     Twin Bridges’ loss reserves are based upon estimates of the ultimate amounts payable under its reinsurance contracts with respect to losses occurring on or before the balance sheet date. The reserve for losses and loss adjustment expenses represent an estimate of the ultimate cost of all reported and unreported losses and loss adjustment expenses associated with reinsured reported claims and claims incurred but not reported which are unpaid at the balance sheet date. The liability is estimated using actuarial studies of individual case-basis validations, statistical analyses and industry data.
     Several factors contribute to the uncertainty in establishing these estimates. Judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under current facts and circumstances. Key assumptions in the estimation process are the average cost of claims over time, which is referred to as severity trends, including the increasing level of medical, legal and rehabilitation costs, frequency risks, fluctuations in inflation, prevailing economic, social and judicial trends, legislative changes, third party claims handling procedures and costs associated with fraud or other abuses of the medical claim process. In addition, there may be a significant delay between the occurrence of the insured event and the time it is actually reported to us. Reserves for losses and loss adjustment expenses are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. However, we believe that Twin Bridges’ aggregate liability for losses and loss adjustment expenses at year-end represents our best estimate, based upon available data, of the amounts necessary to settle the ultimate cost of expected losses and loss adjustment expenses.

     Unlike Majestic, Twin Bridges has a short operating history and has only been in existence since December 2003. Since Twin Bridges began reinsuring the excess coverage in December 2003, only eight claims have been reported and there have been no paid losses. This short operating history provides Twin Bridges with a limited loss experience and a relatively small population of underlying risks, as compared to other insurers and reinsurers. Accordingly, Twin Bridges’ loss reserve estimates are more susceptible to an increased likelihood that actual results may not conform to our estimates.
     Since Twin Bridges has a very limited loss development experience, its independent actuary has had to rely heavily on expected losses. These expected losses for Twin Bridges are determined by the application of an industry excess loss factor to an average pure premium for each our groups, which was then multiplied by the earned payroll for the applicable policy period. The methods for making such estimates and for establishing the resulting reserves are continually reviewed and updated. Changes in loss development patterns and claims payments can significantly affect our ability to estimate Twin Bridges’ loss reserves. We seek to continually improve Twin Bridges’ loss estimation process by refining our ability to analyze loss development patterns, claims payments and other information within a legal and regulatory environment that affects development of ultimate liabilities. Future changes in estimates of claims costs may adversely affect future period operating results. However, such effects cannot be reasonably estimated currently.
     There are also other general uncertainties that are unique to loss reserving processes for reinsurance. The nature, extent, timing and perceived reliability of information received from ceding companies can vary widely depending on many factors, including the contractual reporting terms, which are affected by market conditions and practices. We believe, however, that we have minimized Twin Bridges’ exposure to these uncertainties in its loss reserves, because Twin Bridges is able to rely on the loss data from our managed groups and minimal delay in claim reporting from the primary insurance provider. Further, Twin Bridges has established practices in its reinsurance contracts to identify and gather needed information from the ceding companies, including claims reviews to facilitate loss reporting.
     If our loss reserve development estimates prove to be greater than or less than Twin Bridges’ ultimate liability, then our future earnings and financial position could be positively or negatively impacted. Future earnings would be reduced by the amount of any deficiencies in the years that the claims are paid or the reserve for losses and loss adjustment expenses are increased. Any such reduction could be realized in one year or multiple years, depending on when the deficiency is identified. Such a deficiency would also impact our financial position to the extent that our surplus is reduced by an amount equivalent to the reduction in net income. Any deficiency is typically recognized as an unpaid loss and loss adjustment expense liability. It therefore typically does not have a material effect on Twin Bridges’ liquidity because the claims have not been paid. Since the claims will typically be paid out over a multi-year period, Twin Bridges has generally been able to adjust its investments to match the anticipated future claim payments. Conversely, if we experience positive development (our estimates of ultimate unpaid losses and loss adjustment expenses prove to be redundant), then our future earnings and financial position may be improved.
     Reconciliation of Loss and Loss Adjustment Expense Revenues. The table below shows the reconciliation of reserves of our reinsurance segment for the years ended December 31, 2006, 2005 and 2004, reflecting changes in losses incurred and paid losses for such periods:

	Years Ended December 31,
	2006	2005	2004
	(Dollar amounts in thousands)
Balance at January 1	$6,280	$2,696	$168

Incurred related to:
Current period	7,350	3,584	2,528
Prior periods	(1,888)	—	—

Total incurred	5,462	3,584	2,528

	Years Ended December 31,
	2006	2005	2004
	(Dollar amounts in thousands)
Paid related to:
Current period	—	—	—
Prior periods	—	—	—

Total paid	—	—	—

Net increase	5,462	3,584	2,528

Balance at end of period	$11,742	$6,280	$2,696

     Our claims reserving practices are intended to establish reserves that in the aggregate are adequate to pay all losses and loss adjustment expenses at their ultimate settlement value. Our reserves are not discounted.
     At December 31, 2006, there were outstanding case loss reserves totaling $1.4 million relating to eight claims. At December 31, 2005 and 2004 there were no outstanding case loss reserves, therefore the entire amount of reserves for losses and loss adjustment expenses at those dates of $6.3 and $2.7 million, respectively, is comprised of IBNR.
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
     The following table shows the development of Twin Bridges’ loss reserves for the years ended December 31, 2006, 2005 and 2004. Section A of the table shows the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the years indicated. This liability represents the estimated amount of losses and loss adjustment expenses for claims arising in prior years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported. Section B of the table shows the re-estimated amount of the previously recorded liability, based on experience as of the end of each succeeding year. Section C of the table shows the amounts paid as of the end of each succeeding year.
     Section D of the table shows the cumulative redundancy (deficiency) as of December 31, 2006. A redundancy means the original estimates were higher than the current estimates while a deficiency means that the current estimates were higher than the original estimates.

	Years Ended December 31,
	2003	2004	2005	2006
	(Dollar amounts in thousands)
A. Reserve for unpaid loss and loss adjustment expenses	$168	$2,696	$6,280	$11,742

B. Reserve re-estimated as of:
One year later	168	2,696	4,392
Two years later	168	1,716
Three years later	81

C. Paid, (cumulative) as of:
One year later	—		—	—
Two years later	—		—	—
Three years later

Net Liability — December 31,	$81	$1,716	$4,392	$11,742

D. Cumulative Redundancy (Deficiency)	$87	$980	$1,888	—
     Since Twin Bridges had no historical experience, estimates of prior year losses were based on industry data and resulted in loss ratios ranging from 39% to 66%. Twin Bridges has not experienced significant losses since its inception and currently has eight open claims. Based upon the lack of loss experience, management has reduced its estimate of losses on prior policy years. At December 31, 2006, management estimated the overall loss ratio to be 32%, which resulted in a favorable development for policy years 2003, 2004 and 2005. Loss reserve estimates are reviewed regularly pursuant to an actuarial analysis and are adjusted as experience develops or new information is known; such adjustments are included in income in the period in which they are made.
          Reinsurance. Unlike our primary insurance subsidiary, Majestic, Twin Bridges does not directly purchase reinsurance to reduce its net liability on individual risks or to protect against possible catastrophes. Instead, for the December 2005 NY Marine & General Agreement, NY Marine & General secures excess reinsurance coverage that inures to the benefit of Twin Bridges proportionately to its 70% quota share participation. Under the Majestic Quota Share Reinsurance Agreement, Twin Bridges does not receive any reinsurance protection, as the liabilities ceded to Twin Bridges from Majestic are net of liability ceded to unaffiliated reinsurers. Twin Bridges, therefore, did not have any reinsurance recoverables as of December 31, 2006.
          Investments. Prior to March 2006, our investment portfolio was comprised of short-term U.S. Treasury bills, cash and money market equivalents. In March 2006, our board of directors established our investment policies for CRM Holdings and Twin Bridges, and management has since implemented our investment strategy with the assistance of independent investment managers. These investment guidelines specify minimum criteria on the overall credit quality, liquidity and risk-return characteristics of our investment portfolio and include limitations on the size of particular holdings, as well as restrictions on investments in different asset classes. Our board of directors monitors the overall investment returns and reviews compliance with our investment guidelines.
          Twin Bridges’ investment strategy seeks to preserve principal and maintain liquidity while trying to maximize total return through a high quality, diversified portfolio. Our investment decision-making is guided primarily by the nature and timing of Twin Bridges expected losses and loss adjustment expenses payouts, management’s forecast of our cash flows and the possibility that Twin Bridges will have unexpected cash demands, for example, to satisfy claims due to catastrophic losses. We expect Twin Bridges’ investment portfolio to continue to consist primarily of highly rated and liquid fixed income securities.
Competition
          We and the groups we manage compete with many companies in the workers’ compensation insurance business. These competitors include:
•	the state funds in New York, California and Texas;

•	specialty, regional and major insurers in New York, California and Texas, such as American International Group, Inc., Chubb Group of Insurance Companies, Zurich Financial Services, Utica National Insurance Group, Greater New York Mutual Insurance Company, Travelers Insurance Group Holdings Inc., Liberty Mutual Insurance Company, Hartford Financial Services Group Inc., Employers Direct Insurance Company, Redwood Fire & Casualty Insurance Co., Republic Companies Group, Inc., Redlands Insurance Co., St. Paul Travelers, Zenith National Insurance Corp, National Liability and Fire Insurance Company, Preferred Employers, SeaBright Insurance Company, CompWest Insurance Company, Employers Compensation Insurance Company of California, Everest Insurance Company, American International Group, Inc., ICW Group, and

•	groups managed by other group administrators, such as First Cardinal Corporation and New York Compensation Managers, Inc. in New York and Bickmore Risk Services in California.
          Many of the insurance companies listed above have more capital, name and brand recognition and marketing and management resources than we or the groups we manage have. Many of our competitors have offered, and may continue to offer, workers’ compensation insurance combined with other insurance coverage. Some of our competitors offer workers’ compensation insurance on a multi-state basis. Competition in our industry is very intense and from time to time results in a significant reduction in premiums for workers’ compensation insurance, and we may be competitively disadvantaged because key group members may be obliged or inclined to purchase packaged products or multi-state workers’ compensation coverage from our competitors in order to receive favorable rates for other types of liability coverage or because our competitors offer superior premium rates or policy terms. We cannot assure you that we will be able to implement our business strategy in a manner that will allow us to be competitive. Increased competition could reduce the ability of our groups to attract new members and retain existing members and would adversely impact the groups we manage and our business, financial condition and results of operations will be adversely affected as a result.
Ratings
          Ratings by independent agencies are an important factor in establishing the competitive position of commercial insurance and reinsurance companies. Rating organizations continually review the financial positions of insurers. Standard & Poor’s, a division of the McGraw-Hill Company (“S&P”), maintains a letter scale rating system ranging from “AAA” (Extremely Strong) to “R” (under regulatory supervision). A.M. Best maintains a letter scale rating system ranging from “A++” (Superior) to “F” (in liquidation). In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, indebtedness and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. This rating is intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and is not an evaluation directed at investors. The objective of S&P and A.M. Best’s ratings systems is to provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders.
          Unlike commercial insurers and reinsurers, workers’ compensation self-insurance groups do not generally obtain ratings from S&P or A.M. Best. We do not believe that the small to mid-sized companies buying workers’ compensation from self-insured groups, such as the ones we manage, give any material consideration to the lack of ratings of these groups. Rather they rely on the management and boards of directors of these groups, the excess coverage obtained by the groups and the joint and several liability of the members of the groups as security for their coverage. We do not believe that Twin Bridges has been affected by its historic lack of a rating.
          In contrast, when evaluating traditional insurers such as Majestic, many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance. Majestic’s rating was upgraded to “A-” (Excellent) by A.M. Best upon the consummation of our acquisition of Majestic.
Regulation
General
          The business of insurance and reinsurance is regulated in most states of the United States and countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Our reinsurance business is subject to direct regulation in Bermuda. Our primary insurance business is regulated in California and each state in which we issue insurance policies. In addition, the groups we manage in New York and California are subject to extensive regulation under applicable statutes in those jurisdictions.
Bermuda Regulation
          As a holding company, CRM Holdings is not subject to insurance regulations in Bermuda.
          Twin Bridges is subject to regulation under the Bermuda Insurance Act, which provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Bermuda Insurance Act by the Bermuda Monetary Authority, which is the regulatory body responsible for the day-to-day supervision of insurers. Under the Bermuda Insurance Act, insurance business includes reinsurance business. The Bermuda Monetary Authority, in deciding whether to register a company as an insurer, has broad discretion to act as the Bermuda Monetary Authority thinks fit in the public interest. The Bermuda Monetary Authority is required by the Bermuda Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the Bermuda Monetary Authority may impose from time to time. The Bermuda Monetary Authority issues four types of general business insurance licenses (Class 1, Class 2, Class 3 and Class 4). A Class 3 license allows a company to underwrite third party risks. Twin Bridges was registered under the Bermuda Insurance Act as a Class 3 insurer in December 2003.
          A Bermuda insurance advisory committee appointed by the Bermuda Minister of Finance advises the Bermuda Monetary Authority on matters connected with the discharge of the Bermuda Monetary Authority’s functions and sub-committees thereof supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures.
          The Bermuda Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Bermuda Monetary Authority powers to supervise, investigate and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.
          The Bermuda Monetary Authority utilizes a risk based approach when it comes to licensing and supervising insurance companies in Bermuda. We believe that the Bermuda Monetary Authority’s risk based approach will not have a material impact on Twin Bridges’ operations. As part of the Bermuda Monetary Authority’s risk based system, an assessment of the inherit risks within each particular class of insurer is utilized in the first instance to determine the limitations and specific requirements which may be imposed. Thereafter the Bermuda Monetary Authority keeps its analysis of relative risk within individual institutions under review on an ongoing basis, including through scrutiny of regular audited statutory financial statements, and, as appropriate, meeting with senior management during onsite visits. The initial meetings with senior management and any proposed onsite visit will primarily focus upon companies that are licensed as Class 3 and Class 4 insurers. The Bermuda Monetary Authority has also recently adopted guidance notes, or the Guidance Notes, in order to ensure those operating in Bermuda have a good understanding of the nature of the requirements of, and the Bermuda Monetary Authority’s approach in implementing, the Bermuda Insurance Act.
          Classification of Insurers. The Bermuda Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are four classifications of insurers carrying on general business, with Class 4 insurers being subject to the strictest regulation. Twin Bridges is registered as a Class 3 insurer. We do not intend, at this time, to obtain a license for Twin Bridges to carry on long-term business. Long-term business includes life insurance and disability insurance with terms in excess of five years. General business broadly includes all types of insurance that is not long-term business.
          Cancellation of Insurer’s Registration. An insurer’s registration may be canceled by the Bermuda Monetary Authority on certain grounds specified in the Bermuda Insurance Act, including failure of the insurer to comply with its obligations under the Bermuda Insurance Act or if, in the opinion of the Bermuda Monetary Authority, the insurer has not been carrying on business in accordance with sound insurance principles.
          Principal Representative. An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Bermuda Insurance Act, the principal office of Twin Bridges is at our principal executive offices in Bermuda, and Twin Bridges’ principal representative is Quest Management Services Limited. Without a reason acceptable to the Bermuda Monetary Authority, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless thirty days’ notice in writing to the Bermuda Monetary Authority is given of the intention to do so. It is the duty of the principal representative to notify the Bermuda Monetary Authority forthwith of his reaching the view that there is a likelihood of the insurer for which the principal representative acts becoming insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred, and within fourteen days of such notification, to make a report in writing to the Bermuda Monetary Authority setting out all the particulars of the case that are available to the principal representative. Examples of such a reportable “event” include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Bermuda Monetary Authority relating to a solvency margin or liquidity or other ratio.
          Independent Approved Auditor. Every registered insurer must appoint an independent auditor approved by the Bermuda Monetary Authority which we refer to as an approved auditor who will annually audit and report on the statutory financial statements, solvency certificate and declaration of statutory ratios. The statutory financial statements and the statutory financial return of the insurer, in the case of Twin Bridges, will be required to be filed annually with the Bermuda Monetary Authority. The approved auditor of Twin Bridges may be the same person or firm which audits Twin Bridges’ statutory financial statements and statutory financial returns and Twin Bridges’ financial statements prepared in accordance with U.S. generally accepted accounting principles. Twin Bridges’ approved auditor is currently PriceWaterhouseCoopers LLP.
          Loss Reserve Specialist. As a registered Class 3 insurer, Twin Bridges will be required to submit annually an opinion of a loss reserve specialist, who must be approved by the Bermuda Monetary Authority, with its statutory financial return and statutory financial statement in respect of its loss and loss adjustment expense provisions
          Statutory Financial Statements. Twin Bridges is required to file with the Bermuda Monetary Authority statutory financial statements no later than four months after its financial year end (unless specifically extended). The Bermuda Insurance Act prescribes rules for the preparation and form of such statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with U.S. generally accepted accounting principles and are distinct from the financial statements prepared for presentation to the insurer’s shareholders under the Companies Act, which financial statements will be prepared in accordance with U.S. generally accepted accounting principles. Twin Bridges, as a general business insurer, is required to submit the annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return are retained by the Bermuda Monetary Authority and do not form part of the public records.
          Annual Statutory Financial Return. Twin Bridges is required to file with the Bermuda Monetary Authority a statutory financial return no later than four months after its financial year end (unless specifically extended). The statutory financial return for a Class 3 insurer includes, among other matters, a report of the approved auditor on the statutory financial statements of such insurer, the solvency certificates, the declaration of statutory ratios, the statutory financial statements and the opinion of the approved loss reserve specialist. The solvency certificates must be signed by the principal representative and at least two directors of the insurer who are required to certify, among other matters, whether the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration. The approved auditor is required to state whether in its opinion it was reasonable for the directors to so certify. Where an insurer’s accounts have been audited for any purpose other than compliance with the Bermuda Insurance Act, a statement to that effect must be filed with the statutory financial return.
          Solvency Margin and Restrictions on Dividends and Distributions. Under the Bermuda Insurance Act, the value of the general business assets of a Class 3 insurer must exceed the amount of its general business liabilities by an amount greater than the prescribed solvency margin. Twin Bridges is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of:

(A)	$1,000,000

(B)	Net Premium Written (“NPW”)	Prescribed Amount

	Up to $6,000,000	20% of net premium written (“NPW”)

	Greater than $6,000,000	The aggregate of $1,200,000 and 15% of the amount by which NPW exceeds $6,000,000 in that year; and

(C)	15% of the aggregate of the insurer’s loss expense provisions and other general business insurance reserves.
          Generally, NPW equals gross premium written after deduction of any premium ceded by the insurer for reinsurance.
          Twin Bridges is prohibited from declaring or paying any dividends during any financial year if it is in breach of its solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, Twin Bridges will be prohibited, without the approval of the Bermuda Monetary Authority, from declaring or paying any dividends during the next financial year. Twin Bridges is prohibited, without the approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for such approval shall provide such information as the Bermuda Monetary Authority may require. In addition, if Twin Bridges at any time fails to meet its solvency margin, it will be required, within thirty days after becoming aware of such failure or having reason to believe that such failure has occurred, to file with the Bermuda Monetary Authority a written report containing certain information as outlined in the Bermuda Insurance Act.
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
          Minimum Liquidity Ratio. The Bermuda Insurance Act provides a minimum liquidity ratio for general business insurers. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on mortgage loans on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding reinsurers. There are certain categories of assets which, unless specifically permitted by the Bermuda Monetary Authority, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities and letters of credit, guarantees and other instruments (by interpretation, those not specifically defined).
          Supervision, Investigation and Intervention. The Bermuda Monetary Authority may appoint an inspector with extensive powers to investigate the affairs of an insurer if the Bermuda Monetary Authority believes that an investigation is required in the interest of the insurer’s policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the Bermuda Monetary Authority, the Bermuda Monetary Authority may direct an insurer to produce documents or information relating to matters connected with the insurer’s business.
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
          Disclosure of Information. In addition to powers under the Bermuda Insurance Act to investigate the affairs of an insurer, the Bermuda Monetary Authority may require the insurer (or certain other persons) to produce certain information to it. Further, the Bermuda Monetary Authority has been given powers to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda but subject to restrictions. For example, the Bermuda Monetary Authority must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the Bermuda Monetary Authority must consider whether cooperation is in the public interest. The grounds for disclosure are limited and the Bermuda Insurance Act provides sanctions for breach of the statutory duty of confidentiality.
          Bermuda Guidance Notes. The Bermuda Monetary Authority has issued the Guidance Notes, on the application of the Insurance Act in respect of the duties, requirements and standards to be complied with by persons registered under the Bermuda Insurance Act or otherwise regulated under it and the procedures and sound principles to be observed by such persons and by auditors, principal representatives and loss reserve specialists. In March 2005, the Bermuda Monetary Authority issued the Guidance Notes through its web site at www.bma.bm, which provides guidance on, among other things, the roles of the principal representative, approved auditor, and approved actuary and corporate governance for Bermuda insurers. The Bermuda Monetary Authority has stated that the Guidance Notes should be understood as reflecting the minimum standard that the Bermuda Monetary Authority expects insurers such as Twin Bridges and other relevant parties to observe at all times.
          Controller Notification. Each shareholder or prospective shareholder will be responsible for notifying the Bermuda Monetary Authority in writing of his becoming a controller, directly or indirectly, of 10%, 20%, 33% or 50% of CRM Holdings and ultimately Twin Bridges within 45 days of becoming such a controller. The Bermuda Monetary Authority may serve a notice of objection on any controller of Twin Bridges if it appears to the Bermuda Monetary Authority that the person is no longer fit and proper to be such a controller. Twin Bridges will be responsible for giving written notice to the Bermuda Monetary Authority of the fact that any person has become or ceases to be 10%, 20%, 33% or 50% controller of Twin Bridges. The Notice has to be given within 45 days of becoming aware of the relevant facts.
          Certain other Considerations. Although CRM Holdings is incorporated in Bermuda, we are classified by the Bermuda Monetary Authority as a non-resident of Bermuda for exchange control purposes. As a result, we may engage in transactions in currencies other than Bermuda dollars and there are no restrictions on its ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to U.S. residents who are holders of its common shares.
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
          Shares may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act of 2003, and the Exchange Control Act 1972, and related regulations of Bermuda which regulate the sale of securities in Bermuda. In addition, specific permission is required from the Bermuda Monetary Authority, pursuant to the provisions of the Exchange Control Act 1972 and related regulations, for all issuances and transfers of securities of Bermuda companies, other than in cases where the Bermuda Monetary Authority has granted a general permission. The Bermuda Monetary Authority in its policy dated June 1, 2005 provides that where any equity securities, including our common shares, of a Bermuda company are listed on an appointed stock exchange, general permission is given for the issue and subsequent transfer of any securities of a company from and/or to a non-resident, for as long as any equities securities of such company remain so listed. The Nasdaq Global Select Market is deemed to be an appointed stock exchange under Bermuda law. Notwithstanding the above general permission, the Bermuda Monetary Authority has granted CRM Holdings permission to, subject to the common shares in CRM Holdings being listed on an appointed stock exchange, issue, grant, create, sale and transfer any of CRM Holdings’ shares (other than our common shares), stock, bonds, notes (other than promissory notes), debentures, debenture stock, units under a unit trust scheme, shares in an oil royalty, options, warrants, coupons, rights and depository receipts, or collectively the Securities, to and among persons who are either resident or non-resident of Bermuda for exchange control purposes, whether or not the Securities are listed on an appointed stock exchange. The Bermuda Monetary Authority and the Registrar of Companies accept no responsibility for the financial soundness of any proposal or for the correctness of any of the statements made or opinions expressed in this annual report.
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
U.S. State and Federal Regulation
          Credit for Reinsurance. The self-insured groups we manage are required to purchase excess workers’ compensation coverage from a U.S. admitted insurer to cover claims that exceed a minimum level established by state law or regulation or by administrative determination. NY Marine & General, Majestic and other insurers provide this coverage, and we reinsure a portion of the coverage provided by NY Marine & General and Majestic through our reinsurance subsidiary, Twin Bridges.
          An admitted insurer, such as NY Marine & General or Majestic, ordinarily will enter into a reinsurance agreement only if it can obtain credit for the reinsurance ceded on its statutory financial statements. In general, credit for reinsurance is allowed in the following circumstances:
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

          Because Twin Bridges is not licensed, accredited or otherwise approved by or domiciled in any state in the United States, a U.S. admitted insurer, such as NY Marine & General or Majestic, is generally only willing or able to cede business to us if Twin Bridges provides adequate security to allow it to take credit on its balance sheet for the reinsurance it purchases. Twin Bridges is only able to provide adequate security through the posting of a letter of credit or deposit of assets into a reinsurance trust for the benefit of the U.S. admitted insurer. Twin Bridges currently has a facility with KeyBank National Association (“Keybank”) and informal arrangements with KeyBank and Smith Barney Citigroup, and through these arrangements Twin Bridges provides NY Marine & General with letters of credit as security for its aggregate liability under the December 2005 NY Marine & General Agreement. Twin Bridges will also provide Majestic with letters of credit as security for its aggregate liability to Majestic under the reinsurance agreement between Twin Bridges and Majestic under these same arrangements. If Twin Bridges fails to maintain an adequate letter of credit facility on terms acceptable to us and is unable to otherwise provide the necessary security, insurance companies, such as NY Marine & General and Majestic, may be unwilling or unable to reinsure with Twin Bridges.
          Operations of Twin Bridges. Twin Bridges is not licensed or admitted to do business in the United States. The insurance laws of each state of the United States and of many other countries regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by non-domestic insurers and reinsurers that are not admitted to do business within such jurisdictions. We do not intend to allow Twin Bridges to maintain an office or solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction without a license, unless it can do so subject to an exemption from the licensing requirement or as an approved or accredited surplus lines insurer. We intend to operate Twin Bridges in compliance with the U.S. state and federal laws; however, it is possible that a U.S. regulatory agency may raise inquiries or challenges to this subsidiary’s insurance and reinsurance activities in the future. If Twin Bridges fails to respond to such inquiries or challenges in a manner that satisfies the regulatory agency, they may take legal or administrative action against Twin Bridges. Such action may have a material adverse effect on our reputation, business and financial condition.
New York and California Regulation of Self-Insurance Groups
          The groups we manage are subject to state law and regulation by workers’ compensation boards or similar authorities in New York and California, the states in which they operate. As part of our fee-based management services, we assist the groups we manage in complying with these laws and regulations. In addition, we become subject to these same laws and regulations arising from our activities in forming and marketing these self-insured groups.
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
          Regarding the composition of each group, in New York, homogeneity in the nature of the business activities of all members of a group must exist and each group must include only employers that have been in business for a period of time which is acceptable to the chair of the New York State Workers’ Compensation Board. In California, each group must be composed of employers in the same industry as defined under the California workers’ compensation statutes and regulations.
          As we form new groups, we must submit a comprehensive application to the applicable state regulatory agencies. These applications must include, among other things, a current payroll report for each member of the group and a description of the safety program, if any, proposed for the employer group. In New York, an actuarial feasibility study directed and certified by an independent qualified actuary and a report identifying the projected rate of contribution and assessments to be paid by each member for the first year of the group’s operation, and the manner in which such contributions and assessments were calculated, are also required. In California, a feasibility study prepared by an independent risk management individual or firm is required. In addition, in connection with the formation of a new self-insured group, each new group will be required to deposit with the applicable regulatory agency securities, surety bonds and/or irrevocable letters of credit which may be liquidated by the regulatory agency in the event that the group is unable to pay its liabilities.

          After a group is formed, it is subject to a number of regulations with respect to its operations. Pursuant to these regulations, each group:
•	must receive approval from the applicable state regulatory agency prior to admitting a new member;

•	is required to purchase excess workers’ compensation coverage to cover loss above levels established by the applicable state regulatory agency;

•	must follow mandatory guidelines with respect to the investment of the funds collected by the group and must follow additional guidelines with respect to the use of the funds;

•	is subject to periodic audit and review of the group’s financial statements and contribution rates by the applicable regulatory agency; and

•	must maintain assets in an amount which exceeds its liabilities.
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
          Some of the regulations described above are undergoing review and are subject to change in both New York and California. For information concerning possible changes in the regulations in New York and California, see “Risk Factors — Risks Related to our Fee-Based Business — The regulations applicable to workers’ compensation self-insured groups and insurance brokers are undergoing review and are subject to change in both New York and California, and we may be adversely affected by any changes in those regulations.”
State Insurance Regulation
          Insurance companies are subject to extensive regulation and supervision by the department of insurance in the state in which they are domiciled and, to a lesser extent, other states in which they conduct business. Majestic is primarily subject to regulation and supervision by the California Department of Insurance. These state agencies have broad regulatory, supervisory and administrative powers, including, among other things, the power to grant and revoke licenses to transact business; license agents; set the standards of solvency to be met and maintained; determine the nature of, and limitations on, investments and dividends; approve policy forms and rates in some states; periodically examine an insurance company’s financial condition; determine the form and content of required financial statements including by prescribing statutory accounting standards; and periodically examine market conduct.
          Detailed annual and quarterly financial statements prepared in accordance with statutory accounting standards and other reports are required to be filed with the departments of insurance of the states in which we are licensed to transact business. Majestic’s financial statements and financial condition are subject to periodic examination by these departments of insurance.

          In addition, many states have laws and regulations that limit an insurer’s ability to withdraw from a particular market. For example, states may limit an insurer’s ability to cancel or not renew policies. Furthermore, certain states prohibit an insurer from withdrawing one or more lines of business from the state, except pursuant to a plan that is approved by the state insurance department. The state insurance department may disapprove a plan that may lead to market disruption. Laws and regulations that limit cancellation and non-renewal and that subject program withdrawals to prior approval requirements may restrict our ability to exit unprofitable markets.
          As a member of an insurance holding company, Majestic, our primary insurance subsidiary, is subject to additional regulation by California, its domiciliary state, and the states in which it transacts business. Pursuant to the insurance holding company laws of California, Majestic is required to register with the California Department of Insurance. In addition, Majestic is required to periodically report certain financial, operational and management data to the California Department of Insurance. All transactions within a holding company system affecting an insurer must have fair and reasonable terms, charges or fees for services performed must be reasonable, and the insurer’s policyholder surplus following any transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Notice to, and in some cases approval from, insurance regulators in California is required prior to the consummation of certain affiliated and other transactions involving Majestic.
          In addition, the insurance holding company laws of California require advance approval by the California Department of Insurance of any change in control of Majestic. “Control” is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. In addition, insurance laws in many states contain provisions that require pre-acquisition notification to the insurance commissioners of a change in control of a non-domestic insurance company licensed in those states. Any future transactions that would constitute a change in control of Majestic, including a change of control of us, would generally require the party acquiring control to obtain the prior approval by the California Department of Insurance and may require pre-acquisition notification in applicable states that have adopted pre-acquisition notification provisions. Obtaining these approvals may result in a material delay of, or deter, any such transaction.
          These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of us, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.
          Majestic’s ability to pay dividends is subject to restrictions contained in the insurance laws and related regulations of California. The insurance holding company laws in California require that ordinary dividends be reported to the California Department of Insurance at least 10 business days prior to payment of the dividend to shareholders. Extraordinary dividends may not be paid until 30 days after the Commissioner has received notice of the declaration of such extraordinary dividend and has either approved the payment of such extraordinary dividend or has not, within such 30-day period, disapproved of the payment. An extraordinary dividend is generally defined as a dividend that, together with all other dividends made within the past 12 months, exceeds the greater of 10% of the company’s statutory policyholders’ surplus as of the preceding December 31st or the net income from operations of the company for the 12-month period ending the previous December 31st. Statutory policyholders’ surplus, as determined under statutory accounting principles, or SAP, is the amount remaining after all liabilities, including loss and loss adjustment expenses, are subtracted from all admitted assets. Admitted assets are assets of an insurer prescribed or permitted by a state insurance regulator to be recognized on the statutory balance sheet. Insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that extraordinary dividend payments will be permitted.
          Collectively bargained workers’ compensation insurance programs in California were enabled by S.B. 983, the workers’ compensation reform bill passed in 1993, and greatly expanded by the passage of S.B. 228 in 2003. Among other things, this legislation amended the California Labor Code to include the specific requirements for the creation of an alternative dispute resolution program for the delivery of workers’ compensation benefits. The passage of S.B. 228 made these programs available to all unionized employees, where previously they were available only to unionized employees in the construction industry.
          Our workers’ compensation operations are subject to legislative and regulatory actions. In California, where we have our largest concentration of business, significant workers’ compensation legislation was enacted twice in recent years. Effective January 1, 2003, legislation became effective which provides for increases in indemnity benefits to injured workers. Benefits were increased by an average of approximately 6% in 2003, approximately 7% in 2004 and by a further 2% in 2005. In September 2003 and April 2004, workers’ compensation legislation was enacted in California with the principal objective of reducing costs. The legislation contains provisions which primarily seek to reduce medical costs and does not directly impact indemnity payments to injured workers. The principal changes in the legislation that impact medical costs are:
•	a reduction in the reimbursable amount for certain physician fees, outpatient surgeries, pharmaceutical products and certain durable medical equipment;

•	a limitation on the number of chiropractor or physical therapy office visits;

•	the introduction of medical utilization guidelines;

•	a requirement for second opinions on certain spinal surgeries; and

•	a repeal of the presumption of correctness afforded to the treating physician, except where the employee has pre-designated a treating physician.
Federal Insurance Laws and Regulations
          As a provider of maritime workers’ compensation insurance, Majestic is subject to the USL&H Act, which generally covers exposures on the navigable waters of the United States and in adjoining waterfront areas, including exposures resulting from loading and unloading vessels. We are also subject to regulations related to the USL&H Act and the Merchant Marine Act of 1920, or the Jones Act. The USL&H Act, which is administered by the U.S. Department of Labor, provides medical benefits, compensation for lost wages and rehabilitation services to longshoremen, harbor workers and other maritime workers who are injured during the course of employment or suffer from diseases caused or worsened by conditions of employment. The Department of Labor has the authority to require us to make deposits to serve as collateral for losses incurred under the USL&H Act. The Jones Act is a federal law, the maritime employer provisions of which provide injured offshore workers, or seamen, with a remedy against their employers for injuries arising from negligent acts of the employer or co-workers during the course of employment on a ship or vessel.
          As a condition of authorization effective August 25, 2005, the U.S. Department of Labor implemented new regulations requiring insurance carriers authorized to write insurance under the USL&H Act or any of its extensions to deposit security to secure compensation payment obligations. The Department of Labor determines the amount of this deposit annually by calculating the carrier’s obligations under the USL&H Act and its extensions by state and by the percentage of those obligations deemed unsecured by those states’ guaranty funds. Majestic’s initial deposit obligation, mandated under the new regulation, is currently being determined by the U.S. Department of Labor.
          From time to time, various regulatory and legislative changes have been proposed in the insurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. We are unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.
          On November 26, 2002, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the Terrorism Risk Insurance Act of 2002 was enacted. In 2005, this law was extended and the extended law is referred to in this annual report as the Terrorism Risk Act. The Terrorism Risk Act is designed to ensure the availability of insurance coverage for losses resulting from certain acts of terror in the United States of America. As extended, the law establishes a federal assistance program through the end of 2007 to help the property and casualty insurance industry cover claims related to future terrorism-related losses and requires such companies to offer coverage for certain acts of terrorism. By law, Majestic may not exclude coverage for terrorism losses from its workers’ compensation policies. Although Majestic is protected by federally funded terrorism reinsurance to the extent provided for in the Terrorism Risk Act, there are limitations and restrictions on this protection, including a substantial deductible that must be met, which could have an adverse effect on our financial condition or results of operations. Potential future changes to the Terrorism Risk Act, including a decision by Congress not to extend it past December 31, 2007, could also adversely affect us by causing our reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required.
The National Association of Insurance Commissioners
          The NAIC is a group formed by state insurance commissioners to discuss issues and formulate policy with respect to regulation, reporting and accounting of insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and, to a lesser extent, other states in which they conduct business, the NAIC is influential in determining the form in which such laws are enacted. The NAIC provides authoritative guidance to insurance regulators on current statutory accounting issues by promulgating and updating a codified set of statutory accounting practices in its Accounting Practices and Procedures Manual. The California Department of Insurance has adopted these codified statutory accounting practices.
          California has also adopted laws substantially similar to the NAIC’s risk-based capital laws, which require insurers to maintain minimum levels of capital based on their investments and operations. These risk-based capital requirements provide a standard by which regulators can assess the adequacy of an insurance company’s capital and surplus relative to its operations. Among other requirements, an insurance company must maintain capital and surplus of at least 200% of the risk-based capital computed by the NAIC’s risk-based capital model (known as the “Authorized Control Level” of risk-based capital). At December 31, 2005, the capital and surplus of Majestic exceeded 500% of the Authorized Control Level of risk-based capital.
          The NAIC’s insurance regulatory information system, or IRIS, key financial ratios, developed to assist insurance departments in overseeing the financial condition of insurance companies, are reviewed by experienced financial examiners of the NAIC and state insurance departments to select those companies that merit highest priority in the allocation of the regulators’ resources. IRIS identifies twelve industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business.
Statutory Accounting Practices, or SAP
          SAP are a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP is primarily concerned with measuring an insurer’s surplus to policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.
          Generally accepted accounting principles, or GAAP, are concerned with a company’s solvency, but such principles are also concerned with other financial measurements, such as income and cash flows. Accordingly, GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as opposed to SAP.
          Statutory accounting practices established by the NAIC and adopted, in part, by the California regulators, determine, among other things, the amount of statutory surplus and statutory net income of Majestic and thus determine, in part, the amount of funds it has available to pay dividends to us.
Employees
          As of December 31, 2006, we employed approximately 245 full-time employees. The number of employees in each of our subsidiaries as of that date was as follows:

CRM	110
CRM CA	22
Eimar	34
Majestic	79

          We have the following number of employees performing the following functions as of December 31, 2006:

Employees
Administrative	72
Managers	27
Claims Management	71
Risk Assessment and Loss Control Services	16
Sales and Marketing	9
Underwriting	28
Medical Bill Review and Case Management	22
Total	245
          We expect that we will continue to hire additional employees as we expand our business. We believe that our relations with our employees are good. None of our employees is subject to a collective bargaining agreement.
Available Information
          We maintain a website at www.crmholdingsltd.bm. The Company is not including the information on its website as a part of, nor is it incorporating such information by reference into, this Form 10-K. We make available all of our SEC filings, including our Annual Report on Form 10-K and any current reports on Form 8-K, through our website, free of charge, as soon as is reasonable practicable after these materials have been filed with the SEC.

ITEM 1A. RISK FACTORS
          An investment in our common shares involves a high degree of risk. Before making an investment decision, you should carefully consider the risks described below and all of the information contained in this annual report. If any of the risks discussed in this annual report actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the price of our common shares could decline significantly and you may lose all or a part of your investment.
Risks Related to Our Reinsurance and Insurance Businesses
We may experience difficulty in integrating our recent acquisition of Embarcadero into our operations and we may not realize the anticipated benefits of the acquisition.
          Our acquisition of Embarcadero in November 2006 involves a number of risks to our business, including some or all of the following:
•	the diversion of management’s attention from our core businesses;

•	the disruption of our ongoing business;

•	entry into markets in which we have limited or no experience;

•	the ability to integrate the acquisition without substantial costs, delays or other problems;

•	managing a much larger combined business, including implementing adequate internal controls;

•	inaccurate assessment of undisclosed liabilities;

•	a failure to accurately assess the risks associated with the businesses that Majestic has insured and loss reserves that are inadequate to cover actual losses;

•	the incorporation of and development of diversified workers’ compensation insurance products;

•	the failure to realize expected synergies and costs savings;

•	the loss of key employees or customers of the acquired business;

•	increasing demands on our operational systems; and

•	possible adverse effects on our reported operating results.
          The Embarcadero acquisition is the first acquisition that we have completed since becoming a public company. The expansion of our business and operations resulting from the Embarcadero acquisition may strain our administrative, operational and financial resources. The successful integration of Embarcadero into our company will require, among other things, the retention and assimilation of its key management, sales and other personnel; the incorporation of and development of diversified workers’ compensation insurance products; the coordination of Majestic’s lines of insurance products and services; the adaptation of Majestic’s technology, information systems and other processes, including internal controls; and the retention and transition of its customers and agents. Unexpected difficulties in integrating Embarcadero could result in increased expenses and the diversion of substantial time, effort, attention and dedication of management resources and may distract our management in unpredictable ways from our existing business. The integration process could create a number of potential challenges and adverse consequences for us, including the possible unexpected loss of key employees, brokers and agents, a possible loss of sales or an increase in operating or other costs. These types of challenges and uncertainties could have a material adverse effect on our business, financial condition and results of operations. We may not be able to manage the combined operation effectively or realize any of the anticipated benefits of our recent acquisition of Embarcadero, which could also have a material adverse effect on our business, financial condition and results of operations.

          Although we have conducted what we believe to be a prudent level of investigation regarding Embarcadero’s business and Majestic’s loss reserves, an unavoidable level of risk remains regarding the actual condition of the business. Majestic has established loss reserves that represent an estimate of ultimate amounts needed to pay and administer claims with respect to insured events that have occurred, including events that have not yet been reported. Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. Loss reserve estimates are based on estimates of the ultimate cost of individual claims and on actuarial estimation techniques. Several factors contribute to the uncertainty in establishing these estimates. Judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under current facts and circumstances. Key assumptions in the estimation process are the average cost of claims over time, which is referred to as severity trends, including the increasing level of medical, legal and rehabilitation costs, frequency risks, fluctuations in inflation, prevailing economic, social and judicial trends, legislative changes, third party claims handling procedures and costs associated with fraud or other abuses of the medical claim process. Accordingly, Majestic’s loss reserves may prove to be inadequate to cover actual losses, and we could become responsible for these liabilities. We could also become responsible for other unexpected liabilities that we failed or were unable to discover in the course of performing due diligence during the acquisition.
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
          The groups we manage purchase excess workers’ compensation coverage from U.S. admitted insurers to cover claims that exceed a minimum level established by state law or regulation or by administrative determination. We currently reinsure a portion of the excess workers’ compensation coverage purchased by 12 of our 14 groups.
          We derive a significant amount of our income from our reinsurance business. We anticipate that revenues from our reinsurance business could account for an increasing portion of our total revenues and net income. Upon their policy renewals on January 1, 2007, 6 of our 14 groups obtained excess and frequency coverage from Majestic. For these 6 groups, Twin Bridges reinsures a portion of the coverage provided by Majestic pursuant to a quota share reinsurance contract, also effective on January 1, 2007. Under this quota share reinsurance agreement, Twin Bridges reinsures 90% of the coverage that Majestic provides to the groups net of liabilities ceded to unaffiliated reinsurers and receives 90% of the premiums paid to Majestic by the groups net of premiums paid to unaffiliated reinsurers. Twin Bridges’ liabilities under the quota share reinsurance agreement, however, are capped at specific levels. Six of our groups have not yet renewed their excess and frequency coverage policies and continue to be covered by the excess and frequency coverage policies from NY Marine & General until their respective renewal dates. Under the December 2005 NY Marine & General Agreement, which was terminated as of January 1, 2007 for new business, Twin Bridges reinsures 70% of all of the coverage it provides under these policies and receives 70% of the premiums paid to NY Marine & General by the groups. If those 6 groups currently covered by NY Marine & General obtain policies from Majestic upon their renewal in either April, June or August of this year, we expect Twin Bridges to reinsure a portion of this coverage under the quota share reinsurance agreement.
          As a result of our new arrangement with Majestic and the termination of the December 2005 NY Marine & General Agreement, we expect that the portion of our revenues dependent upon the placement of excess coverage for our groups will increase. Unless we enter into reinsurance agreements with other third parties, Majestic will be the only source of business for Twin Bridges in the future.
          Majestic could lose or otherwise have its current licenses revoked, or could fail to obtain the required license in Texas. In addition, our groups may determine to obtain excess coverage insurance from other U.S. admitted insurers if such insurers offer a better rate or more favorable terms than those offered by us through Majestic. Further, these insurers may not offer us the opportunity to reinsure a portion of the excess coverage or may only do so in lower amounts or on terms and conditions that are less favorable or not acceptable to us. This may occur if these insurers are offered a better rate or more favorable terms from one of our competitors. We could lose all or a substantial portion of our reinsurance premium revenues which, for the year ended December 31, 2006 represented approximately 33% of our total revenues. In addition, in such event we would be unable to grow by providing excess coverage insurance directly to our groups, which is one of our strategies for growth. Any of the adverse developments described above would have a material adverse effect on our business, financial condition and results of operations.
If we do not effectively price our insurance policies, our financial results will be adversely affected.
          Our insurance policy prices are established when coverage is initiated. Adequate rates are necessary to generate premiums sufficient to pay losses, loss adjustment expenses and underwriting expenses, and to earn a profit. Our prices for insurance coverage are based on estimates of expected losses generated from the policies which we underwrite. We analyze many factors when pricing a policy, including the policyholder’s prior loss history and industry, and the loss prevention orientation of the policyholder’s management. Inaccurate information regarding a policyholder’s past claims experience puts us at risk of mispricing our policies. When initiating coverage on a policyholder, we rely on the claims information provided by the policyholder or previous carriers to properly estimate future claims expense. If the claims information is not accurately stated, we may underprice our policy by using claims estimates that are too low. As a result, our actual costs for providing insurance coverage to our policyholders may be significantly higher than our premiums, which would have a materially adverse effect on our business, financial condition and results of operations.
          In addition, the actions of state regulatory authorities have a material impact on the pricing of our policies. For example, in May 2006, the California Insurance Commissioner issued a decision adopting an advisory pure premium rate reduction of 16.4% for California workers’ compensation policies incepting on or after July 1, 2006. Pure premium is that portion of an insurance premium necessary to cover the cost of paying claims, such as medical and indemnity costs and allocated and unallocated loss adjustment expenses. Such actions of the California Insurance Commissioner are advisory only and insurance companies may choose whether or not to adopt the new rates. On May 19, 2006, Majestic filed new rates reflecting an average reduction of 15% from prior rates for new and renewal workers’ compensation insurance policies written in California on or after July 1, 2006. The filing was approved by the California Insurance Commissioner on May 26, 2006. On September 14, 2006, the Workers’ Compensation Insurance Rating Bureau of California, or “WCIRB,” an industry-backed private organization that provides statistical analysis, amended a previous filing with the California Insurance Commissioner to recommend an additional 6.3% decrease in advisory pure premium rates on new and renewal policies effective on or after January 1, 2007. The filing was based on a review of loss and loss adjustment experience through June 30, 2006 and was made in response to continued reductions in California workers’ compensation claim costs. On November 2, 2006, the California Insurance Commissioner recommended a 9.5% decrease in workers’ compensation advisory pure premium rates for policies commencing on or after January 1, 2007, which was subsequently approved by the California Department of Insurance. On November 21, 2006, Majestic filed for an 8.1% decrease effective January 1, 2007. This decrease was the eighth California rate reduction for Majestic since October 1, 2003, resulting in a net cumulative reduction of Majestic’s California rates of 48.5%.
          Consequently, we could underprice risks, which would adversely affect our profit margins, or we could overprice risks, which could reduce our sales volume and competitiveness. In addition, our competitors may adopt premium rate reductions that are greater than ours. In any of these scenarios, our business, financial condition, and results of operations could be materially adversely affected.
Our financial condition and results of operation could be adversely affected by our failure to establish adequate loss and loss adjustment expense reserves.
          We establish and adjust reserves for Twin Bridges and Majestic as we recognize our liabilities for unpaid losses, which represent estimates of amounts needed to pay and administer claims with respect to insured events that have occurred, including events that have not been reported. Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. Workers’ compensation claims are often paid over a long period of time. In addition, for traditional workers’ compensation coverage written by Majestic, there are no policy limits on liability for workers’ compensation claims as there are for other insurance. Estimating reserves for traditional or excess insurance or reinsurance of workers’ compensation claims may be more uncertain than estimating reserves for other lines of insurance or reinsurance with shorter or more definite periods between occurrence of the claim and final determination of the ultimate loss and with policy limits for claim amounts. Accordingly, there is a greater risk that we may fail to accurately estimate the risks associated with the businesses that we insure and that our reserves may prove to be inadequate to cover our actual losses. Further, this risk is greater for reinsurance than for traditional or excess insurance of worker’s compensation claims because the period of time that generally elapses between the underwriting and pricing of our reinsurance of the excess coverage purchased by the groups we manage and the payment of a claim pursuant to such reinsurance is even longer than that for our groups and, as a result, our reserves are more difficult to estimate and are even less likely to be accurate.
          Loss reserve estimates are based on estimates of the ultimate cost of individual claims and on actuarial estimation techniques. Several factors contribute to the uncertainty in establishing these estimates. Judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under current facts and circumstances. Key assumptions in the estimation process are the average cost of claims over time, which is referred to as severity trends, including the increasing level of medical, legal and rehabilitation costs, frequency risks, fluctuations in inflation, prevailing economic, social and judicial trends, legislative changes, third party claims handling procedures and costs associated with fraud or other abuses of the medical claim process. Due to the inherent uncertainty of estimating reserves, it has been, and will continue to be, necessary to revise estimated future liabilities as reflected in our reserves for both Twin Bridges and Majestic for claims and related expenses. Furthermore, Twin Bridges has only been in existence since December 2003, has had limited loss experience and a relatively small population of underlying risks, and therefore we rely heavily on industry data in establishing our loss reserves. Our own experience in this line of business could run materially higher than industry loss experience and therefore we are exposed to an increased likelihood that our actual results may not conform to our estimates. Our business strategy includes reinsuring an increased amount of the excess coverage provided for the groups we manage, including the insurance coverage provided by Majestic.
          In addition, in states other than California, Majestic has a shorter operating history. Consequently, we must rely on a combination of industry benchmarks, our limited experience in these states and our experience in California. Operational changes in claims handling practices over the years may impact the interpretation of this historical data, which can also be impacted by external forces such as legislative changes, economic fluctuations and legal trends. A key assumption in the estimation process for workers’ compensation reserves is severity trends, including the increasing costs of health care and the medical claims process. If there were unfavorable changes in severity trends, our reserves for losses and loss adjustment expenses might need to be increased, which would result in a charge to our earnings.
          To the extent our loss reserves for Twin Bridges or Majestic are insufficient to cover actual losses and loss adjustment expenses, we will have to adjust our loss reserves and may incur charges to our earnings, which could have a material adverse effect on our business, financial condition and results of operations.
Twin Bridges is a reinsurer of Majestic. Consequently, we may be exposed to a greater share of certain losses.
          Under the December 2005 NY Marine & General Agreement, Twin Bridges reinsures 70% of all of the coverage NY Marine & General provides to our groups and receives 70% of the premiums paid to NY Marine & General by the groups. The December 2005 NY Marine & General Agreement was terminated as of January 1, 2007 with respect to new business and upon their policy renewals on January 1, 2007, 6 of our 14 groups obtained excess and frequency coverage from Majestic. Our reinsurance subsidiary, Twin Bridges, reinsures a portion of the excess and frequency coverage provided by Majestic to 6 of our 14 groups. Consequently, on a consolidated basis, we are providing 100% of the excess and frequency coverage obtained by these 6 groups net of liabilities ceded to unaffiliated reinsurers. In addition, if those 6 groups currently covered by NY Marine & General obtain policies from Majestic upon their renewal in April, June, or August of this year, we expect Twin Bridges to reinsure a portion of this coverage under the quota share reinsurance agreement. This increased overall exposure to losses from large and/or frequent loss occurrences could have a material adverse effect on our business, financial condition and results of operations.
A downgrade in the A.M. Best rating of our insurance subsidiary could reduce the amount of business we are able to write.
          Third-party rating agencies assess and rate the claims-paying ability of insurers based upon criteria established by the agencies. In May 2005, A.M. Best downgraded the financial strength rating of Majestic to “B++”

(Very Good). Following our acquisition of Embarcadero, however, A.M. Best upgraded Majestic’s financial strength rating to “A-” (Excellent).
          These financial strength ratings are used by policyholders, insurers, reinsurers and insurance and reinsurance intermediaries as an important means of assessing the financial strength and quality of insurers. These ratings are not evaluations directed to potential purchasers of our common stock and are not recommendations to buy, sell or hold our common stock. Our ratings are subject to change at any time and could be revised downward or revoked at the sole discretion of the rating agencies. We believe that the ratings assigned by A.M. Best are an important factor in marketing our products. Our ability to retain our existing business and to attract new business in our insurance operations depends largely on these ratings. Our failure to maintain our ratings, or any other adverse development with respect to our ratings, could cause our current and future independent agents, insureds, managed groups and their individual members to choose to transact their business with more highly rated competitors. If A.M. Best downgrades our ratings or publicly indicates that our ratings are under review, it is likely that we would not be able to compete as effectively with our competitors, and our ability to sell insurance policies could decline. If that happens, our sales and earnings would decrease. For example, some of our agencies and insureds have guidelines governing the financial strength rating of the company providing coverage. A reduction of our A.M. Best rating below “A-” would prevent us from issuing policies to our groups, insureds or potential insureds with such ratings requirements. Because lenders and reinsurers will also use our A.M. Best ratings as a factor in deciding whether to transact business with us, the failure of Majestic to maintain its current rating could dissuade a lender or reinsurance company from conducting business with us or might increase our interest or reinsurance costs.
We may pursue opportunities to offer other insurance products to the members of our managed groups and others; any failure to manage the risks involved could have a material adverse effect on our business.
          We intend to explore the development and offering by Majestic of certain non-workers’ compensation property and casualty insurance products to carefully selected members of the groups we manage and to other entities that are not members of our groups. If we develop and offer these additional insurance products, Twin Bridges may reinsure a portion of the risk that is underwritten by Majestic. A number of risks are inherent in this strategy, including, among others:
•	greater loss exposure, especially if we fail to successfully manage or underwrite this new business;

•	the diversion of management’s attention;

•	an increase in our expenses and working capital requirements;

•	the need to hire additional marketing personnel, underwriters, claims personnel and other staff dedicated to the new lines of business; and

•	the need to obtain required licenses to issue non-workers’ compensation property and casualty products and additional regulatory approvals, if required by applicable laws.
          If we are unable to effectively manage these or other potential risks inherent in the marketing and sale of additional insurance products, it could have a material adverse effect on our business, financial condition and results of operations.
If we are unable to obtain or collect on our reinsurance protection, our business, financial condition and results of operations could be materially and adversely affected.
          We purchase reinsurance coverage to help, in part, manage the risk assumed under the traditional workers’ compensation policies issued through Majestic. Reinsurance coverage helps to protect Majestic from the impact of large losses. It involves an arrangement in which an insurance company, called the ceding company, transfers insurance risk by sharing premiums with another insurance company, called the reinsurer. Conversely, the reinsurer receives or assumes reinsurance from the ceding company. Majestic currently purchases excess of loss reinsurance. Under excess of loss reinsurance, the reinsurer reimburses the ceding company for losses and loss expenses over a specified dollar amount up to an agreed limit per occurrence. Majestic’s excess of loss coverage provides reinsurance for occurrences of loss that exceed $600,000 but are less than $50 million. Twin Bridges, on the other hand, has traditionally acted only as a reinsurer. To date, Twin Bridges has not purchased any reinsurance for the risk that it assumes.
          The availability, amount and cost of reinsurance depend on market conditions and our experience with insured losses and may vary significantly. As a result of catastrophic events, such as the events of September 11, 2001, we may incur significantly higher reinsurance costs, more restrictive terms and conditions, and decreased availability. We review and renegotiate our reinsurance protection each year. We cannot be certain, however, that our reinsurance agreements will be renewed or replaced prior to their expiration upon terms satisfactory to us. If we are unable to renew or replace our reinsurance agreements upon terms satisfactory to us, our net liability on individual risks would increase and we would have greater exposure to catastrophic losses. If this were to occur, our underwriting results would be subject to greater variability and our underwriting capacity would be reduced. These consequences could adversely affect our business, financial condition and results of operations.
          Majestic’s agreements for excess of loss reinsurance of traditional workers’ compensation coverage expire on June 30, 2007. Although we currently expect to renew the agreements upon their expiration, any decrease in the amount of our reinsurance at the time of renewal, whether caused by the existence of more restrictive terms and conditions or decreased availability, will also increase our risk of loss and, as a result, could materially adversely affect our business, financial condition and results of operations. Majestic currently has 10 reinsurers participating in its excess of loss reinsurance program, and we believe that this is a sufficient number of reinsurers to provide Majestic with reinsurance in the volume that it requires. However, it is possible that one or more of Majestic’s current reinsurers could cancel participation, or Majestic could find it necessary to cancel the participation of one of the reinsurers, in the excess of loss reinsurance treaty program. In either of those events, if Majestic’s reinsurance broker is unable to spread the cancelled or terminated reinsurance among the remaining reinsurers in the program, Majestic estimates that it could take approximately one to three weeks to identify and negotiate appropriate documentation with a replacement reinsurer. During this time, Majestic would be exposed to an increased risk of loss, the extent of which would depend on the volume of cancelled reinsurance.
          In addition, we are subject to credit risk with respect to Majestic’s reinsurers. Reinsurance protection that Majestic receives does not discharge our direct obligations under the policies Majestic writes. We remain liable to Majestic’s policyholders, even if we are unable to make recoveries to which we believe we are entitled under Majestic’s reinsurance contracts. Losses may not be recovered from the reinsurers until claims are paid, and, in the case of long-term workers’ compensation cases, the creditworthiness of the reinsurers may change and we may not recover amounts to which we are entitled. If we experience these problems in the future, our charges to income would increase and our revenues would decline. As of December 31, 2006, Majestic had $30.8 million of amounts recoverable from its reinsurers that we would be obligated to pay if the reinsurers failed to pay Majestic. These consequences could adversely affect our business, financial condition and results of operations.
As we and our groups offer workers’ compensation insurance and reinsurance only, negative developments in this industry would adversely affect our business.
          Our insurance subsidiary, Majestic, currently offers only traditional workers’ compensation insurance and excess workers’ compensation reinsurance coverage, our groups solely offer workers’ compensation insurance and Twin Bridges offers only workers’ compensation reinsurance. As a result of this concentration, negative developments in the economic, competitive or regulatory conditions affecting the workers’ compensation insurance industry could have a material adverse effect on our financial condition and results of operations. A significant decrease in pricing of the policies we and our groups offer due to increased competition or regulatory action, adverse court decisions interpreting states’ workers’ compensation laws and newly enacted legislation could adversely affect our profitability and negatively impact our business. For information concerning proposed legislation in New York workers’ compensation legislation, see. “Risk Factors — The laws and regulations applicable to workers’ compensation are undergoing review and are subject to change in New York, California and Tekas, and we may be adversely affected by any changes in those laws or regulations.
          Should our competitors and/or our groups’ competitors offer products at prices lower than we believe would be profitable, we and/or our groups may be unable to compete at those lower prices and our premium levels and our groups’ premium levels could be reduced which would reduce our management fee revenues. Many of such competitors are multi-line carriers that can price the workers’ compensation insurance at a loss in order to obtain other lines of business at a profit. In contrast, our groups cannot offer workers’ compensation insurance at premium levels which would cause them to fall below actuarially adequate reserve thresholds. Further, since we only offer workers’ compensation insurance, any reduction in the premium levels we charge below actuarially adequate reserve thresholds would have a material adverse effect on the financial condition and results of operations of our insurance business.
Twin Bridges is subject to extensive regulation in Bermuda that may adversely affect its ability to achieve its business objectives. If Twin Bridges fails to comply with these regulations, it may be subject to penalties, including fines, suspensions and withdrawal of its insurance license.
          Twin Bridges is subject to regulation and supervision in Bermuda. Among other matters, Bermuda statutes, regulations and policies of the Bermuda Monetary Authority require Twin Bridges to maintain minimum levels of statutory capital, statutory capital and surplus, and liquidity, to meet solvency standards, to obtain prior approval of certain issuances and transfers of shares as well as to submit to certain periodic examinations of its financial condition. These statutes and regulations may, in effect, restrict Twin Bridges’ ability to assume reinsurance, to make certain investments and to distribute funds. We cannot predict whether any change to these regulations will materially and adversely affect our business.
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
          The approval of the Bermuda Monetary Authority is required for all transfers of shares in Bermuda companies prior to the completion of the transfer. The Bermuda Monetary Authority, however, in its policy dated June 1, 2005, provides that where any equity securities, including our common shares, of a Bermuda company are listed on an appointed stock exchange, general permission is given for the issue and subsequent transfer of any securities of a company from and/or to a non-resident, for as long as any equities securities of such company remain so listed. The Nasdaq Global Select Market is deemed to be an appointed stock exchange under Bermuda law. Notwithstanding the above general permission, the Bermuda Monetary Authority has granted CRM Holdings permission, subject to the common shares in CRM Holdings being listed on an appointed stock exchange, to issue, grant, create, sell and transfer any of CRM Holdings’ shares to and among persons who are either resident or non-resident of Bermuda for exchange control purposes, whether or not such securities are listed on an appointed stock exchange.
Majestic is subject to minimum capital and surplus requirements. Failure to meet these requirements could subject Majestic to regulatory action.
          Majestic is subject to minimum capital and surplus requirements the level and fulfillment of which are specified by the laws of California and each state in which it issues policies. Any failure by Majestic to meet minimum capital and surplus requirements imposed by applicable state law will subject it to corrective action, which may include requiring adoption of a comprehensive financial plan, revocation of its license to sell insurance products or placing Majestic under state regulatory control. Any new minimum capital and surplus requirements adopted in the future may require us to increase the capital and surplus of our insurance company subsidiaries, which we may not be able to do.

Risks Related to Our Fee-Based Business
We are dependent upon a number of our larger managed groups, and any failure to retain our management agreements with these groups would adversely impact our business.
          A significant amount of our existing business is dependent on a relatively small number of our managed groups. Our four largest groups, HITNY, Elite Contractors Trust of New York, Contractors Access Program of California and Transportation Industry Workers’ Compensation Trust of New York, provided approximately 23%,19%,17% and 13%,of our revenues from fee-based management services for the year ended December 31, 2006. The loss of one or more of these groups would have a material adverse effect on our business, financial condition and results of operations.
Two of our groups, including HITNY, our largest group, are significantly underfunded.
          We believe that as of the date of this annual report, adverse claims development has caused HITNY’s estimated ratio of regulatory assets to total liabilities to decrease significantly. As a result of HITNY’s underfunded status, HITNY’s Board of Trustees has determined that the group will not accept any new members until the underfunding has been substantially corrected. We are presently in discussions with HITNY’s Board of Trustees and the New York Workers’ Compensation Board to develop a remediation plan to resolve HITNY’s funding status. Discussions regarding the plan are ongoing, and we hope to have a plan finalized by April 1, 2007, which is HITNY’s program renewal date. If adopted, we expect that the remediation plan will incorporate a reduction in management fees paid by HITNY and lower excess insurance cost when the existing coverage through NY Marine and General expires and is likely replaced with coverage through Majestic. The remediation plan may also include HITNY purchasing additional coverage for prior year’s losses. Although negotiations are on-going, we are optimistic that a remediation plan can be agreed to by all parties and approved by the New York Workers’ Compensation Board. We cannot, however, say with any certainly that the proposed plan will be approved by the parties and what the ultimate terms of the plan will be.
          Connected with HITNY’s adverse claims development, the New York Workers’ Compensation Board is conducting an inquiry into the actuarial work done by a third-party actuary. We have provided testimony and copies of the underlying data that was submitted to the actuary to the New York Workers’ Compensation Board. The New York Workers’ Compensation Board has also received testimony from the third-party actuary. We also understand that the actuary provided the New York Workers’ Compensation Board with a written independent report from another qualified independent actuary that specializes in performing such reviews. This report verified that all actuarial methods used and actuarial judgments made were in accordance with sound actuarial principles and standards. Although we expect that the materials and testimony that we provided to the New York Workers’ Compensation Board will substantiate all underlying data, we cannot predict the outcome of the New York Workers’ Compensation Board’s inquiry.
          We have also recently determined that adverse claims development has similarly caused the estimated ratio of regulatory assets to total liabilities to decrease significantly for another of our groups. This group accounted for approximately 6% of our fee-based revenue for the year ended December 31, 2006. Although the group has not been deemed underfunded at this point, we expect that the New York Workers’ Compensation Board will make such a determination following its review of the group’s financial statements. Accordingly, at its most recent meeting, we presented a remediation plan to the group’s board of trustees, who preliminarily approved it. We expect to work with the group and the New York Workers’ Compensation Board to finalize this remediation plan to resolve the group’s funding status, but are unable to predict the ultimate outcome of the discussions or the proposed plan.
          The New York Workers Compensation Board has the regulatory authority to require underfunded groups to increase the premiums their members pay to such groups, cause their members to pay an additional assessment for the coverage provided by such groups during prior years, review all expenses of the group, including the management fees paid by such groups, request substantial reductions in such expenses and, in extreme circumstances, order the group to disband. In the past, we have been able to assist our underfunded groups, including HITNY, to develop and implement successful remediation plans and restore such groups to funded status. However, we cannot assure you that either of the groups will be able to remediate their funding status successfully and in such an event, our business, financial condition and results of operations, as well as our reputation with respect to the provision of management services to self-insured workers compensation groups, could be materially and adversely affected. Furthermore, either of the groups may assert a claim against us, which we would vigorously defend; if any such claim results in payments to the groups or a reduction in the management fees the groups pay to us, our business, financial condition and results of operations could also be materially and adversely affected.

We may be deemed to have a conflict of interest in concurrently managing groups and placing excess coverage for these groups with Majestic or another U.S. admitted insurer that cedes a part of this excess coverage to Twin Bridges.
          We currently act as a reinsurance broker for the groups we manage which will allow us to place reinsurance for our groups with Majestic in addition to other U.S. admitted insurers, while also reinsuring a portion of the excess coverage ceded from such reinsurers to Twin Bridges. It is possible that one or more of our groups could conclude that our acting as manager of the groups and as reinsurance broker for our groups, while also reinsuring a portion of the excess coverage, presents an unacceptable conflict of interest. If this should occur, we could lose all or a substantial portion of our reinsurance business or our brokerage business, either of which would have a material adverse effect on our business, financial condition and results of operations and prevent us from successfully implementing our growth strategy of providing excess coverage to the groups we manage in California and New York through Majestic. For example, a group of commonly owned former members of our largest managed group, HITNY, filed suit against CRM and HITNY on December 30, 2004 alleging, among other things, that CRM had engaged in self dealing and had committed a breach of fiduciary duty owed to them in connection with the placement of reinsurance for the members of the group. This suit was settled in April 2006. As a result of this settlement, we agreed to retroactively reduce the management fees which HITNY was required to pay to us for the period that began in April 2006 and ended in December 2006, resulting in a reduction of our management fees in the aggregate amount of $162,500.
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
          Our groups are required to purchase excess coverage from U.S. admitted insurers under state law or regulation or by administrative determination and thus are dependent on the availability of this coverage to carry on their business. The availability and cost of excess coverage for the groups are subject to market conditions, which are beyond our control. Our managed groups are dependent on insurers who underwrite excess coverage and may be unable to provide workers’ compensation coverage to their members if, in future periods, excess coverage becomes unavailable or only available on unacceptable terms and conditions or includes material sub-limits or exclusions. We cannot assure you that we will be able to continue to obtain adequate levels of excess coverage for the groups with U.S. admitted insurers at cost-effective rates. In such an event, our managed groups may be unable to retain existing members or attract new members, and we may not be able to form new groups, which would have a material adverse effect on our business, financial condition and results of operations.
If we underestimate the liabilities incurred by the groups we manage, our business could be adversely affected.
          Significant periods of time generally elapse between the underwriting and pricing of workers’ compensation insurance coverage and the payment of claims by our managed groups. As the groups recognize liabilities for unpaid losses, the groups establish or adjust reserves, which represent estimates of amounts the groups will need to pay with regard to their reported losses and unreported losses and the related loss adjustment expenses. Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. Loss reserve estimates are based on estimates of the ultimate cost of individual claims and on actuarial estimation techniques. Several factors contribute to the uncertainty in establishing these estimates. Judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under current facts and circumstances. Key assumptions in the estimation process are the average cost of claims over time, which is referred to as severity trends, including the increasing level of medical, legal and rehabilitation costs, frequency risks, fluctuations in inflation, prevailing economic, social and judicial trends, legislative changes, third party claims handling procedures and costs associated with fraud or other abuses of the medical claim process. To the extent the loss reserves for any of our managed groups is insufficient to cover such group’s actual losses and loss adjustment expenses, the group will have to adjust its loss reserves and it may incur charges to its earnings, which could have a material adverse effect on its financial condition and cash flows and could require the group to assess its members. This could expose us to liability for our management of the group, have a negative impact on our future management of the group, and adversely affect our reputation as a manager.
We operate as a third party administrator, or TPA, for our groups in New York to manage their claims and providing such services requires a license from the New York Workers’ Compensation Board. Our failure to maintain a TPA license could adversely affect our business.
          Part of the services we provide our groups in New York includes acting as the group’s TPA. This requires us to be responsible for the administration and defense of the claims of the groups’ members. We provide TPA services as part of the management fees we receive from our groups. Operating as a TPA requires us to maintain a license issued by the New York Workers’ Compensation Board, which has broad discretion to deny or revoke TPA licenses for various reasons, including the violation of regulations. If we do not have the requisite TPA license and approval from the New York Workers’ Compensation Board or do not comply with applicable regulatory requirements, the New York Workers’ Compensation Board could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. This could adversely affect our ability to operate our business. If we fail to maintain our TPA license or to continue offering claims management services to our groups in New York, our ability to maintain and grow our fee-based management services business could be materially and adversely affected. Moreover, if the New York Workers’ Compensation Board decided to suspend or revoke our TPA license, it is also possible that New York Workers’ Compensation Board could place restrictions on our ability to perform other group administrator services for our New York groups. If the New York Workers’ Compensation Board were to place such restrictions our ability to offer group administrator services to our New York groups, our ability to maintain and grow our fee-based management services business could be materially and adversely affected.
Our groups in California employ third party administrators, or TPAs, to manage claims, and the failure to maintain these services could adversely affect our business.
          Under California law, we are not permitted to manage the claims of the groups we manage in California. Therefore, our groups in California contract with independent TPAs to perform this task. As manager of the groups, we retain claims settlement authority and establish loss reserves and review the work performed by the TPAs on a regular basis. If the TPAs fail to manage the claims of our California groups effectively, such failure may adversely affect the operation of these groups and, consequently, may adversely affect our ability to retain members or attract new members. Four of our California groups are currently managed by a single TPA, Matrix Absence Management, Inc., or Matrix, a subsidiary of Delphi Financial Group, Inc. A fifth group in California has retained Tristar Risk Management, or Tristar, to perform these services. If Matrix or Tristar were to fail to continue offering administrative services on competitive terms to these groups in California, our ability to maintain and grow our fee-based management services business in California could be materially and adversely affected.
We are developing a program to offer fee-based services to third-party entities with which we have no pre-existing relationships. We could fail to successfully market and provide these services to third parties.
          Part of our business strategy includes offering our medical bill review and case management services to large, self-insured entities and insurance companies, self-insured groups and other third-party entities with which we have no pre-existing relationships and which require these services. Since December 31, 2005, we added seven new clients and plan to identify and negotiate arrangements with other prospects. We intend to expand our marketing of these services within the next year, as we have recently hired a senior vice president of sales and product development. We will need to develop new relationships with these parties and we will incur expenses in marketing the services. If we are unable to develop new relationships and successfully market these services, we will not be able to implement this part of our business strategy. The failure to do so could have a material adverse effect on our business, financial condition and results of operations.
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
          On April 1, 2005, we agreed to a modification of our management agreement with HITNY which reduces the amount of revenue we derive from our management of HITNY. The agreement provides that it is retroactively effective as of October 1, 2004. Further, as part of a settlement of claims by a group of commonly owned former members of HITNY, we agreed to a reduction of our management fees charged to HITNY during the period beginning April 2006 and ending November 2006. HITNY was and continues to be our largest group and accounted for approximately 23% of our revenues from fee-based management services for the year ended December 31, 2006. In the event that another group grows sufficiently and seeks or otherwise requests a rate reduction which we are compelled to accept, our financial condition and results of operations could be adversely affected.
Risks Generally Applicable to our Business
The laws and regulations applicable to workers’ compensation are undergoing review and are subject to change in New York, California and Texas, and we may be adversely affected by any changes in those laws or regulations.
          We and the groups we manage are subject to laws and regulations in New York, California and Texas governing workers’ compensation. In New York, the workers’ compensation laws are in the process of being reformed. Significant legislative reforms were passed by both houses of the New York Legislature on March 6, 2007, and are currently awaiting the Governor’s review and approval. These reforms include, among others, increases in the amount of benefits received by the worker, limits on the length of payments for permanent partial disability injuries, an estimated reduction in premiums charge to employers, a reduction in the assessments charged to employers, and an increase in safety and return to work programs. Given their preliminary nature, we have not yet performed a qualitative or quantitative analysis of the legislative reforms. These reforms, could, however, materially and adversely affect our ability to achieve some or all of our business objectives, both in our fee-based and primary insurance segments, and could have a materially adverse effect on our financial condition and results of operation.
          Further, the regulations for self-insured groups in both New York and California are undergoing review and are therefore subject to change. Much of the potential revisions in these regulations remain in the preliminary stages and have not yet been submitted for comment; however we cannot assure you that we are aware of all potential revisions that may be considered by the regulators. Nonetheless, the New York State Workers’ Compensation Board has expressed concern about rating the solvency of self-insured groups and may, in the future, institute a new system of grading self-insured groups in New York. The New York State Workers’ Compensation Board has also expressed concern over the need to ensure homogeneity among members of new self-insured groups and may, in the future, promulgate regulations to ensure that the members of all newly formed self-insured groups are insuring the same type of risks.
          In addition, the California Department of Insurance has proposed new regulations concerning brokers. If adopted as currently written, the regulations would apply to all lines of insurance and all brokers and general agents and would require brokers to disclose to clients the receipt or potential receipt of any income from a third party if that income derives from the broker’s transaction with the client. Under the proposed regulations, among other provisions, a misrepresentation or unfair act occurs if the broker does not advise a client whether the broker will seek a quote from one or more carriers. Also, the broker is subject to additional disclosure obligations if the broker makes a recommendation regarding such quotes. We may be subject to these regulations with respect to the brokerage services we provide to our groups. We cannot predict the adoption or effect of any future regulations in New York, California or Texas. Any regulations that are promulgated may subject us to additional compliance requirements and may materially and adversely affect our ability to achieve some or all of our business objectives and could have a materially adverse effect on our financial condition and results of operation.
We and our groups are exposed to the credit risk of the reinsurers who provide excess coverage.
          The groups we manage are and will continue to be exposed to the credit risk of the insurers that provide excess coverage. Placing excess coverage with these insurers does not and will not relieve the members of our managed groups from liability. Furthermore, if these insurers fail to maintain satisfactory ratings from relevant rating agencies, they may not be eligible to provide the excess coverage. Any failure of these insurers to pay covered losses in a timely manner or to maintain the required ratings could have a material adverse effect on our reputation, business, financial condition and results of operations.

          Much like the groups that we manage through our fee-based business, our insurance subsidiary, Majestic, purchases excess workers’ compensation coverage from reinsurers to cover claims that exceed certain minimum levels. Consequently, we are subject to credit risk with respect to those reinsurers. Although we purchase reinsurance to manage our risk and exposure to losses, we continue to have direct obligations under the policies we write. We remain liable to our policyholders, even if we are unable to recover what we believe we are entitled to receive under our reinsurance contracts. Reinsurers might refuse or fail to pay losses that we cede to them, or they might delay payment. In the case of long-term workers’ compensation cases, the creditworthiness of our reinsurers may change before we can recover amounts to which we are entitled. Recent natural disasters, such as hurricanes Katrina, Rita and Wilma, have caused unprecedented insured property losses, a significant portion of which will be borne by reinsurers. If one of our reinsurers is active in markets other than the workers’ compensation insurance market, its ability to perform its obligations in the latter market may be adversely affected by events unrelated to workers’ compensation insurance losses.
          At December 31, 2006, Majestic carried a total of $30.7 million of reinsurance receivables for paid and unpaid losses and loss adjustment expenses and ceding commissions, representing 73% of Majestic’s total stockholders’ equity as of that date. If all reinsurance receivables became uncollectible, our surplus would decline by this amount, and we would not be in compliance with the applicable statutory capital and surplus requirements at our current level of premiums written. If we fall below risk-based capital solvency standards prescribed by the California Department of Insurance, the California Department of Insurance would have the statutory authority to place us into receivership, to suspend Majestic’s certificates of authority or to set limits on our maximum annual gross or net premiums written in all states. Of the $1.4 million in reinsurance receivables as of December 31, 2006, $37.6 million is currently recoverable on paid losses and $36.2 million is recoverable on unpaid losses and therefore is not currently due. The reinsurance receivables with respect to unpaid losses will become current as we pay the related claims. As of December 31, 2006, Majestic’s largest receivable from a single reinsurer was $21.2 million owed by its quota share reinsurer, Hannover Ruckversicherungs AG, representing 41.1% of Majestic’s total stockholders’ equity as of that date. Of that amount, $1.0 million was currently receivable with respect to paid losses. The balance related to losses that may be paid in the future and therefore is not currently due. If any of our reinsurers are unable or unwilling to pay amounts they owe us in a timely fashion, we could suffer a significant loss or a shortage of liquidity, which would have a material adverse effect on our business and results of operations.
Our geographic concentration ties our performance to the business, economic and regulatory conditions in New York and California and any changes in those conditions could adversely affect our business.
          Our self-insured groups are primarily located in New York and California. Unfavorable business, economic or regulatory conditions in either of those two states could negatively impact our business, and, consequently, we are exposed to economic and regulatory risks that are greater than the risks faced by insurance companies that conduct business over a greater geographic area. Furthermore, the California group self-insurance market is still developing and remains volatile.
          Majestic’s insurance business is primarily located in California. In the year ended December 31, 2006, approximately 92% of Majestic’s revenues were attributable to insurance policies written in California. Our revenues and profitability are subject to prevailing regulatory, legal, economic, political, demographic, competitive, industrial and other conditions in New York and California. Changes in any of these conditions could make it less attractive for us to do business in these states and would have a more pronounced effect on us compared to companies which are more geographically diversified. For example, in May 2006, the California Insurance Commissioner issued a decision adopting an advisory pure premium rate reduction of 16.4% for California workers’ compensation policies incepting on or after July 1, 2006. Pure premium is that portion of an insurance premium necessary to cover the cost of paying claims, such as medical and indemnity costs and allocated and unallocated loss adjustment expenses. Such actions of the California Insurance Commissioner are advisory only and insurance companies may choose whether or not to adopt the new rates. On May 19, 2006, Majestic filed new rates reflecting an average reduction of 15% from prior rates for new and renewal workers’ compensation insurance policies written in California on or after July 1, 2006.
          In addition, on September 14, 2006, the WCIRB amended a previous filing with the California Insurance Commissioner to recommend an additional 6.3% decrease in advisory pure premium rates on new and renewal policies effective on or after January 1, 2007. On November 2, 2006, the California Insurance Commissioner recommended a 9.5% decrease in workers’ compensation advisory pure premium rates for policies commencing on or after January 1, 2007. On November 21, 2006, Majestic filed for an 8.1% decrease effective January 1, 2007 which was subsequently approved by the California Department of Insurance. This decrease was the eighth California rate reduction for Majestic since October 1, 2003, resulting in a net cumulative reduction of Majestic’s California rates of 48.5%. If the California Insurance Commissioner continues to adopt reductions to the advisory pure premium rate and we or our California groups are unable to match the premium rate reductions adopted by our competitors or our California groups’ competitors, our business, financial condition and results of operations could be materially adversely affected.
          Further, because our business is concentrated in this manner, the occurrence of one or more catastrophic events or other conditions affecting losses in New York or California could have a material adverse effect on our results of operation or financial condition.
Our business is heavily dependent upon independent general agents and brokers with whom we do not have exclusive relationships and the loss of any of these important relationships would adversely affect our business.
          All of the members of the groups we manage are introduced by general agents and brokers, and these groups derive a significant portion of their members from a limited number of these general agents and brokers. As of December 31, 2006, approximately 76% of the aggregate annualized premiums paid or attributable to the groups we manage was derived from members referred to our groups by approximately 20% of our general agents and brokers. Majestic also markets and sells its insurance products solely through independent, non-exclusive insurance agencies. As of December 31, 2006, approximately 46% of Majestic’s premium in-force was derived from customers referred to Majestic by approximately 10% of Majestic’s general agents and brokers.
          We do not have an exclusive relationship with these general agents and brokers. They are not obligated to promote our groups or insurance products and may sell products offered by our competitors. Many of our competitors have longer relationships with the general agents and brokers that we use or intend to use. Further, we and the groups we manage must offer workers’ compensation insurance products that meet the requirements of these agencies and their customers and provide competitive compensation to these agencies. We cannot assure you that we will successfully maintain these relationships, cultivate new ones or be able to meet the future requirements of these general agents and brokers. In addition, consolidation in the general agency and insurance brokerage industry may lead to the loss of one or more of these relationships. The failure to maintain satisfactory relationships with general agents and brokers from whom we obtain or expect to obtain our business or to develop new relationships would have a material adverse effect on our business, financial condition and results of operations.
We and the groups we manage face intense competition from a large number of companies in the workers’ compensation insurance business and in the reinsurance business and we may be unable to compete effectively, which would have a material adverse effect on our businesses.
          The workers’ compensation insurance market, which is our primary source of revenue, is highly competitive and, except for regulatory considerations, has very few barriers to entry. We and the groups we manage compete with many companies in the workers’ compensation insurance business. These competitors include, among others:
•	the state funds in New York, California and Texas;

•	specialty, regional and major insurers in New York, California and Texas, such as American International Group, Inc., Chubb Group of Insurance Companies, Zurich Financial Services, Utica National Insurance Group, Greater New York Mutual Insurance Company, Travelers Insurance Group Holdings Inc., Liberty Mutual Insurance Company, Hartford Financial Services Group Inc, Employers Direct Insurance Company, Redwood Fire & Casualty Insurance Co., Republic Companies Group, Inc., Redlands Insurance Co., St. Paul Travelers, Zenith National Insurance Corp, National Liability and Fire Insurance Company, Preferred Employers, SeaBright Insurance Company, CompWest Insurance Company, Employers Compensation Insurance Company of California, Everest Insurance Company, ICW Group; and

•	groups managed by other group administrators, such as First Cardinal Corporation, and New York Compensation Managers, Inc. in New York and Bickmore Risk Services in California.
          Many of the insurance companies listed above have more capital, name and brand recognition and marketing and management resources than we or the groups we manage have. Many of our competitors have offered, and may continue to offer, workers’ compensation insurance combined with other insurance coverage. Some of our competitors offer workers’ compensation insurance on a multi-state basis. Competition in our industry is very intense and from time to time results in a significant reduction in premiums for workers’ compensation insurance, and we may be competitively disadvantaged because key group members may be obliged or inclined to purchase packaged products or multi-state workers’ compensation coverage from our competitors in order to receive favorable rates for other types of liability coverage or because our competitors offer superior premium rates or policy terms. We cannot assure you that we will be able to implement our business strategy in a manner that will allow us to be competitive. Increased competition could reduce the ability of our groups to attract new members and retain existing members and would adversely impact the groups we manage and our business, financial condition and results of operations will be adversely affected as a result.
We and the groups we manage are subject to extensive regulation in the United States that may adversely affect our ability to achieve our business objectives. If we and our groups do not comply with these regulations, we and they may be subject to penalties, including fines, suspensions, withdrawals of licenses and restrictions on the growth of our groups.
          We and the groups we manage are subject to extensive governmental regulation and supervision. Most insurance regulations are designed to protect the interests of policyholders or members of the groups, rather than shareholders and other investors. These regulations, generally administered by a department of insurance or the workers’ compensation or similar board in each jurisdiction in which we do business, relate to, among other things:
•	approval of premium, contribution and funding rates;

•	ratios of assets to liabilities, credit and risk reserves, net worth levels and standards of solvency;

•	formation of groups and licensing as a third-party claims administrator in New York;

•	limits on the size and nature of risks assumed and retained, including requiring the purchase of excess coverage for loss above levels established by the applicable state regulatory agency;

•	mandatory guidelines for the investment of funds;

•	reserves for unearned premium, losses and other purposes;

•	periodic audits and other regulatory reviews of the financial statements of the groups, Majestic and Twin Bridges;

•	deposits for the benefit of the Chairman of the New York State Workers’ Compensation Board or Director of Industrial Relations of the State of California;

•	annual reporting and disclosure agreements;

•	limitations on our ability to transact business with our affiliates;

•	regulation of mergers, acquisitions and divestitures involving Majestic;

•	compliance by Majestic with various licensing requirements and approvals that affect our ability to do business;

•	approval or rejection of Majestic’s policy coverage and endorsements;

•	limitations on our investments and dividends;

•	assessment requirements for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies; and

•	compliance with medical privacy laws.
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
          In addition, regulatory authorities have relatively broad discretion to deny or revoke licenses or suspend underwriting of business for various reasons, including the violation of regulations. We intend to base some of our practices on our interpretations of regulations or practices that we believe are generally accepted by the insurance industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we, or the groups we manage, do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us or the groups we manage from carrying on some or all of our or their activities, including placing restrictions on how many new members may be admitted to a group each year or on the amount of growth in premiums a group may experience, or otherwise impose penalties. In such an event, our reputation as well as our ability to operate our business would be materially and adversely affected. From time to time, one or more of our groups have been subject to certain operating restrictions, none of which has materially impacted our operations to date.
          In addition, workers’ compensation insurance is statutorily provided for in all of the states in which we do business. State laws and regulations provide for the form and content of policy coverage and the rights and benefits that are available to injured workers, their representatives and medical providers. For example, in California, on January 1, 2003, workers’ compensation legislation became effective that provided for increases in the benefits payable to injured workers. Also, in California, workers’ compensation legislation intended to reduce certain costs was enacted in September 2003 and April 2004. Among other things, this legislation established an independent medical review process for resolving medical disputes, tightened standards for determining impairment ratings by applying specific medical treatment guidelines, capped temporary total disability payments to 104 weeks from first payment and enabled injured workers to access immediate medical care up to $10,000 but required them to get medical care through a network of doctors chosen by the employer. The implementation of these reforms affects the manner in which we coordinate medical care costs with employers and the manner in which we oversee treatment plans. However, the reforms are subject to continuing opposition in the California legislature, in the courts and by ballot initiatives, any of which could overturn or substantially amend the reforms and regulatory rules applicable to the legislation. We cannot predict the ultimate impact of the reforms.
          Our ability to transact business with our affiliates and to enter into mergers, acquisitions and divestitures involving Majestic is limited by the requirements of the insurance holding company laws in California. To comply with these laws, we are required to file notices with the California Department of Insurance to seek its approval at least thirty days before engaging in any intercompany transactions, such as sales, purchases, exchanges of assets, loans, extensions of credit, cost sharing arrangements and extraordinary dividends or other distributions to shareholders. Under these holding company laws, any change of control transaction also requires prior notification and approval. Because these governmental agencies may not take action or give approval within the thirty day period, these notification and approval requirements may subject us to business delays and additional business expense. If we fail to give these notifications, we may be subject to significant fines and penalties and damaged working relations with these governmental agencies.

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
Our managed groups in California and Texas and our reinsurance business have limited operating histories, and it may be difficult to predict their future performance.
     We began our reinsurance operations in December 2003 by reinsuring a portion of the excess workers’ compensation coverage NY Marine & General provides to groups we manage. We started providing management services to our first workers’ compensation group in California in October 2003 and in Texas in December 2006. We are still developing name recognition and a reputation in California and Texas, and, as a result, there may be limited historical information available to help evaluate our track record. In addition, to continue the growth of these areas, we expect to hire and retain additional key employees and other staff, develop and maintain business relations, continue to establish operating procedures, acquire or lease additional facilities, implement new systems, obtain approvals from regulatory agencies or organizations to form new groups and complete other similar tasks necessary for the conduct of our reinsurance and group management business in California and Texas. These expenses could have a material adverse effect on our business, financial condition and results of operations.
We may require additional capital in the future, which may not be available on favorable terms or at all.
     As we expand our group management business, we intend to reinsure additional excess coverage which may require us to have additional capital. Further, if we offer new insurance products or offer workers’ compensation insurance in additional states, we may need additional capital. The amount and timing of these capital requirements will depend on many factors, including our ability to grow our group management business and Majestic’s insurance business, to successfully reinsure the excess coverage required by our groups and our ability to offer new insurance products. At this time, we are not able to estimate the amount of additional capital we may require in the future or predict the timing of our future capital needs. Any additional equity or debt financing, if available at all, may be available only on terms that are not favorable to us. If we are able to raise capital through equity financings, your interest in us would be diluted, and the securities we issue may have rights, preferences and privileges that are senior to our common shares. If we raise capital through the issuance of debt, the incurrence and repayment of any debt could have a material adverse effect on our business, financial condition and results of operations.
We depend on our key executives, and may not be able to hire and retain additional key employees or successfully integrate new members of our management team and the loss of a key employee could have a material adverse effect on our business.
     Our success will depend largely on our continued reliance on the experience and expertise of our senior management, which includes, among others, Daniel G. Hickey, Jr., our Chief Executive Officer, who has more than 15 years of insurance industry experience. Although we have entered into employment agreements with Mr. Hickey and other members of our senior management team, any of our senior managers may terminate his employment with us and seek employment with others who may seek his expertise. The loss of Mr. Hickey’s expertise or the expertise of any of our senior management through death, disability or termination of employment would have a material and adverse effect on our business, financial condition and results of operations. We are not the beneficiary of life or disability insurance covering any of our executives, key employees or other personnel.
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
     For periods prior to March, 2006 we invested the premiums we received from our reinsurance in short-term U.S. Treasury bills, cash and money market equivalents. In March, 2006 our board of directors established a Financial and Investment Committee that adopted investment policies for our reinsurance premiums. Majestic has also established investment policies for the insurance premiums it receives. Management will implement these investment policies with the assistance of independent investment managers. We expect that our investment portfolio for both entities will include a significant amount of interest rate-sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Because of the unpredictable nature of losses that may arise under our insurance and reinsurance policies, our liquidity needs could be substantial and may increase at any time. Increases in interest rates will decrease the value of our investments in fixed-income securities. If increases in interest rates occur during periods when we sell investments to satisfy liquidity needs, we may experience investment losses. Conversely, if interest rates decline, reinvested funds will earn less than expected. For example, an increase of one percent in the current market interest rates would change the fair value of our fixed-income securities by approximately $3.5 million as of December 31, 2006. The calculated change in fair value was determined using duration modeling assuming no prepayments.
     Our investment results may also be adversely affected by changes in the business, financial condition, credit worthiness or results of operations of the entities in which we invest, as well as changes in government monetary policies, general economic and overall market conditions. Furthermore, general economic conditions may be adversely affected by U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.
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
     CRM Holdings is a holding company and, as such, has no substantial operations. Dividends and other permitted distributions from our subsidiaries are expected to be our primary source of funds to meet our ongoing cash requirements and other expenses, and to pay dividends, if any, to shareholders. Bermuda law and regulations, including Bermuda insurance regulations, restrict the declaration and payment of dividends out of retained earnings, and the making of distributions out of contributed surplus, by Twin Bridges unless certain regulatory requirements are met. In addition, insurance regulations in California restrict the payment of dividends and other distributions by

Majestic. The inability of Twin Bridges and/or Majestic to pay dividends in an amount sufficient to enable us to meet our cash requirements could have a material adverse effect on our business, financial condition and results of operations.
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
Implementation of our growth strategies is subject to numerous risks and difficulties.
     Key elements of our growth strategies include continued growth and expansion of our fee-based business, growth in our reinsurance business, provision of traditional workers’ compensation insurance through independent insurance brokers and agents directly to insureds and expansion of our fee based and traditional workers’ compensation insurance businesses geographically. Our implementation of these strategies is subject to various risks, including risks associated with our ability to:
•	identify, recruit and integrate new independent agents;

•	properly design and price new and existing products and programs;

•	identify profitable new geographic markets and product lines to enter;

•	obtain necessary licenses and regulatory approvals;

•	as necessary, consider and identify further acquisition candidates and successfully execute and integrate acquisitions we undertake; and

•	identify, hire and train new underwriting and claims handling employees.
     We may encounter other difficulties in the implementation of our growth strategies, including unanticipated expenditures and damaged or lost relationships with customers and independent agents. In addition, our growth strategies include entry into geographic or business markets in which we have little or no prior experience. For example, we formed a new self insured group in Texas on December 1, 2006. In addition to this group, we are exploring and intend to form other self-insured groups in Texas. Since our existing personnel have limited experience managing groups and writing workers’ compensation insurance in Texas, we cannot predict how this new business will impact our profitability. Any such difficulties could result in excessive diversion of senior management time and adversely affect our financial results.
     In addition, future growth of our primary insurance operations depends, in part, on our ability to expand our underwriting operations in jurisdictions in which Majestic is already licensed, but has limited operations, and to enter into new jurisdictions. Any effort to expand our operations in a state in which we do not currently have a strong presence will require significant marketing efforts in order to penetrate the new market. Expansion into additional jurisdictions would also require significant attention from members of our existing management team. Attention to operations in new jurisdictions could distract members of our management team and negatively impact our business.
     Further, if we pursue further acquisitions, they may require significant capital outlays. If we issue equity or convertible debt securities to pay for an acquisition, these securities may have rights, preferences or privileges senior to those of our common shareholders or the issuance may be dilutive to our existing shareholders. Once an acquisition is made, we could suffer increased costs, disruption of our business and distraction of our management while we integrate the acquired business into our operations. Any failure by us to manage our growth and to respond to changes in our business could have a material adverse effect on our business and profitability and could cause the price of our common stock to decline.
Our business could be adversely affected by Bermuda employment restrictions.
     Under Bermuda law, non-Bermudians (other than spouses of Bermudians and holders of a Permanent Resident’s Certificate) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standard requirements for the advertised position. In 2001, the Bermuda government announced a new policy limiting the duration of work permits to six years, with certain exemptions for key employees. We may not be able to use the services of one or more of our key employees in Bermuda if we are not able to obtain work permits for them, which could have a material adverse effect on our business. We have obtained non-resident work permits for our Chief Executive Officer, General Counsel, Chief Operating Officer and Chief Financial Officer. If we are unable to renew the work permits for our officers or to obtain work permits for any new employees we intend to hire, we may not be able to conduct our business operations fully or efficiently and our business, financial condition and results of operations would be adversely affected.
We may have difficulty managing our growth, which could limit our ability to increase revenues and cash flow.
     As we have expanded our fee-based management services business into California, began reinsuring a portion of the excess coverage obtained by the groups that we manage and acquired Embarcadero and its wholly-owned insurance subsidiary, Majestic, we have experienced significant growth in the scope of our operations and the number of our employees. We expect this growth to continue as we grow our California fee-based management services business, integrate the operations of Majestic and hire additional administrative staff to assist us with meeting the increased compliance obligations of being a publicly-traded company. In addition, part of our strategy includes growth of our medical bill review and case management services. This growth has and will continue to place significant demands on our management and our financial and operational resources. Continued growth will likely increase our challenges in:
•	hiring, retaining and training of new employees;

•	integrating the operations of Majestic;

•	managing a large organization;

•	implementing appropriate operating and financial procedures and systems;

•	adopting and implementing appropriate compliance procedures with respect to state insurance regulations; and

•	acquiring or leasing additional facilities.
     If we cannot scale and manage our business appropriately, we may not be able to execute our business strategies on a timely basis, and our business, financial condition and results of operations could be adversely affected.
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
     The results of operations of companies in the insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability can be affected significantly by:

•	competition;

•	rate increases and decreases;

•	volatile and unpredictable developments, including frequency of occurrence or severity of catastrophic and other loss events;

•	changes in the availability of reinsurance capacity and capital capacity;

•	rising loss costs that we cannot anticipate at the time we or our groups price insurance products; and

•	other general economic and social conditions.
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
     During 1999 and 2000, the workers’ compensation insurance industry experienced substantial pricing competition, and this pricing competition greatly affected the ability of providers to increase premiums. Beginning in 2001, there was a decrease in pricing competition in the industry, which enabled insurers to raise rates. More recent legislative reforms in many states, including California, however, have caused premium rates to decrease. California Bill 899 was passed in April 2004 with the goal of reducing over time the medical and indemnity benefits paid to injured workers. This legislation has allowed insurers to reduce rates, and rates may continue to decrease. In addition, in November 2006, the WCIRB and the Insurance Commissioner recommended an overall 9.5% rate decrease in California for policies written after January 1, 2007.
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
     In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly. In the event that adverse market conditions develop in the workers’ compensation industry or the insurance industry as a whole, our groups and Majestic may experience difficulties providing workers’ compensation insurance at competitive rates. Because our groups do not have capital and surplus, they do not have the ability to provide coverage at rates that produce a loss after considering investment income and available reinsurance. As a result, our groups may lose members and experience a reduction in their premium revenues during periods of inadequate market pricing. If this occurs, we would experience a reduction in our fee-based management services revenues. In addition, we could be unable to reinsure a portion of the excess coverage at rates that we consider appropriate relative to the risks assumed. This could have a material adverse effect on our business, financial condition and results of operations.
Our groups and Majestic may have exposure to losses from terrorism for which they are required by law to provide coverage.
     Our managed groups and Majestic are required by law to provide workers’ compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on our groups would depend upon the nature, extent, location and timing of such an act. Currently, the excess coverage for our groups does not include any sub-limits or exclusions limiting their excess insurers’ obligation to cover losses caused by acts of terrorism, although we cannot assure you that sub-limits or exclusions will not be included in future years. The Terrorism Risk Insurance Act of 2002 (“TRIA 2002”) was renewed through the Terrorism Risk Insurance Extension Act of 2005 (“Extension Act”), which extends TRIA 2002 through 2007 with certain amendments. In the case of certified acts of terrorism taking place after March 31, 2006, the program trigger has been set at $50,000,000 for the industry-wide insured losses occurring in 2006 and $100,000,000 for industry-wide losses occurring in 2007. The Federal share of compensation under the Extension Act is 90% for 2006 and 85% for 2007. In addition, insurer deductibles and aggregate retentions are increased for years covered under the Extension Act. This could make membership in our managed groups less attractive, which could have a material adverse effect on our business, financial condition and results of operations.
The effects of emerging claim and coverage issues on our business are uncertain and could have a material adverse effect on our financial condition and results of operation.
     As industry practices and legal, judicial, social, regulatory and other conditions change, unexpected issues related to claims and coverage may emerge. In some instances, as has been the case with asbestos-related injuries, these issues may not become apparent until some time after the insurance coverage has been provided. Such issues may adversely affect the coverage provided by our managed groups and thus our business of reinsuring a portion of the excess coverage obtained by the groups, by either expanding the scope of the coverage provided or by increasing the number or size of claims. Similarly, such issues may adversely affect the insurance coverage provided by Majestic through independent insurance brokers and agents to employers. As a result, the full extent of liability under a group’s or Majestic’s coverage or under our reinsurance may not be known until after coverage is provided.
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
     Additionally, proposed legislation or new regulatory requirements are expected to be imposed on the insurance industry and may impact our business and the manner in which we compensate our brokers. In December 2004, NAIC adopted amendments to NAIC’s Producer Licensing Model Act which were ratified by NAIC’s Broker Activities Task Force in June 2005. These amendments require a broker to disclose to the customer, prior to selling insurance to that customer, that the broker will be receiving compensation from the insurer, or other third party, for the placement of the insurance, or that the broker represents the insurer and may provide services to the customer for the insurer.
     Any of the foregoing could increase our cost of doing business, result in the loss of members of our groups and otherwise adversely affect the way we conduct business, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Common Shares
The price of our common shares may be volatile and might decline.
     The trading price of our common shares has been and may continue to be volatile and may decline for many reasons, some of which are beyond our control, including, among others:
•	quarterly variations in our results of operations;

•	results of operations that vary from those expected by securities analysts and investors;

•	changes in expectations regarding our future results of operations, including financial estimates by securities analysts and investors;

•	announcements by third parties of claims against us;

•	changes in law and regulations;

•	future sales of our common shares;

•	changes in the overall market for our common shares; and

•	the performance or prospects for companies in our industry.
     In addition, the stock market in recent years has experienced price and volume fluctuations that often have been unrelated or disproportionate to a company’s operating performance. As a result, the trading price of our common shares may be volatile and decline.
Future sales of common shares by our affiliates and other shareholders or by us may adversely affect the price, and the future exercise of options may lower the price, of our common shares.
     We cannot predict what effect, if any, future sales of our common shares, or the availability of shares for future sale, will have on the trading price of our common shares. Future sales of common shares by our existing shareholders and other shareholders or by us, or the perception that such sales may occur, could adversely affect the market price of our common shares and may make it more difficult for you to sell your common shares at a time and price that you determine appropriate. Additional common shares may be issuable pursuant to our 2005 long-term incentive plan, pursuant to which we have reserved an aggregate of up to 1,500,000 common shares for issuance (including 262,841 restricted common shares issued to certain of our employees and our non-employee directors). The former owners of CRM, Eimar and Twin Bridges hold approximately 3,944,514 of our common shares. Commencing on December 20, 2006, these shares became eligible for sale in accordance with Rule 144 under the Securities Act pursuant to the “dribble-out” provisions of that Rule.
Our failure to maintain adequate internal controls in our business could have a material adverse effect on our business, financial condition, results of operations and stock price.
     Prior to our initial public offering in December 2005, we had historically committed limited personnel and resources to the development of the external reporting and compliance obligations that would have been required of a public company. We recently completed our documenting and testing of our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that materially affect, or are reasonably likely to materially affect, internal controls over financial reporting. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     This was our first report in which we were required to comply with Section 404, and we recently completed our documentation and testing of our internal control procedures. If we fail to maintain the adequacy of our internal controls in accordance with applicable standards as then in effect and as supplemented or amended from time to time, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. As a result we might be subject to sanctions or investigation by regulatory agencies such as the SEC. Moreover, effective internal controls are necessary for us to produce reliable financial reports. If we cannot produce reliable financial reports or otherwise maintain appropriate internal controls, our business, financial condition and results of operations could be harmed, investors could lose confidence in our reported financial information, the market price for our stock could decline significantly and we may be unable to obtain additional financing to operate and expand our business.
Provisions in our charter documents may reduce or increase the voting power associated with our common shares and thereby affect your voting rights.
     Our bye-laws generally provide that shareholders have one vote for each share held by them and are entitled to vote, on a non-cumulative basis, at all meetings of shareholders. However, pursuant to a mechanism specified in our bye-laws, the voting rights exercisable by a shareholder will be limited so that certain persons or groups are not deemed to hold more than 9.9% of the total voting power conferred by our shares. In addition, our board of directors retains certain discretion to make adjustments to the aggregate number of votes attaching to the shares of any shareholder that they consider fair and reasonable in all the circumstances to ensure that no person will hold more than 9.9% of the total voting power represented by our then outstanding shares. Our bye-laws provide, generally, that any shareholder owning, directly, indirectly or, in the case of any U.S. person, by attribution, more than 9.9% of our common shares will have the voting rights attached to such common shares reduced so that it may not exercise more than 9.9% of the total voting rights. The reduction in votes is generally to be applied proportionately among all shareholders who are members of the first shareholder’s control group. A control group means, with respect to any person, all shares directly owned by such person and all shares directly owned by each other shareholder any of whose shares are included in the controlled shares of such person. Controlled shares means all common shares that a person is deemed to own directly, indirectly (within the meaning of Section 958(a) of the Code) or, in the case of a U.S. person, constructively (within the meaning of Section 958(b) of the Code). A similar limitation is to be applied to shares held directly by members of a related group. A related group means a group of shareholders that are investment vehicles and are under common control and management. Any reduction in votes will generally be applied proportionately among members of the shareholder’s control group or related group, as the case may be. The amount of any reduction of votes that occurs by operation of the above limitations will generally be reallocated proportionately among all of our other shareholders who were not members of these groups so long as such reallocation does not cause any person to hold more than 9.9% of the total voting power of our shares.
     The attribution rules with respect to a control group will not apply to Daniel G. Hickey, Sr. and Daniel G. Hickey, Jr. Accordingly, the voting rights of each of Mr. Hickey, Sr. and Mr. Hickey, Jr. will be limited to 9.9% on an individual basis and not on a joint and aggregate basis.
     Under these provisions, some shareholders may have the right to exercise their voting rights limited to less than one vote per share. Moreover, these provisions could have the effect of reducing the voting power of certain shareholders who would not otherwise be subject to the limitation by virtue of their direct share ownership.
     As a result of any reduction in the votes of other shareholders, your voting power might increase above 5% of the aggregate voting power of the outstanding shares, which may result in your becoming a reporting person subject to Schedule 13D or 13G filing requirements under the Exchange Act.
     We also have the authority to request information from any shareholder for the purpose of determining whether a shareholder’s voting rights are to be reallocated pursuant to the bye-laws. If a shareholder fails to respond to a request for information from us or submits incomplete or inaccurate information (after a reasonable cure period) in response to a request, we, in our reasonable discretion, may reduce or eliminate the shareholder’s voting rights.
Anti-takeover provisions in our bye-laws could impede an attempt to replace or remove our directors, which could diminish the value of our common shares.
     Our bye-laws contain provisions that may entrench directors and make it more difficult for shareholders to replace directors even if the shareholders consider it beneficial to do so. In addition, these provisions could delay or prevent a change of control that a shareholder might consider favorable. For example, these provisions may prevent a shareholder from receiving the benefit from any premium over the market price of our common shares offered by a bidder in a potential takeover. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our common shares if they are viewed as discouraging changes in management and takeover attempts in the future.
     Examples of provisions in our bye-laws that could have such an effect include the following:
•	election of our directors is staggered, meaning that the members of only one of three classes of our directors are elected each year;

•	the total voting power of any shareholder owning more than 9.9% of our common shares will be reduced to 9.9% of the total voting power of our common shares; and

•	our directors may, in their discretion, decline to record the transfer of any common shares on our share register if the shares have not been fully paid for, if the directors are not satisfied that all required regulatory approvals for such transfer have been obtained, if as a result of the transfer a shareholder would own more than 9.9% of our common shares, or if the instrument of transfer is in favor of more than five persons jointly.
Our principal shareholders have the ability to significantly influence our business, which may be disadvantageous to other shareholders and adversely affect the price of our common shares.
     Daniel G. Hickey, Sr. and David M. Birsner, two of our directors, Daniel G. Hickey, Jr., our Chief Executive Officer and Chairman of the Board, and Louis J. Viglotti, our General Counsel and Secretary, collectively, beneficially own approximately 26.7% of our outstanding common shares and possess approximately 23.7% of the total voting power of our outstanding common shares. As a result, these shareholders, if they act together, will have the ability to exert substantial influence over all matters requiring approval by our shareholders, including the election and removal of directors, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. These shareholders may have interests that are different from ours or other investors.
     Our officers, directors and principal shareholders could delay or prevent an acquisition or merger of our company even if the transaction would benefit other shareholders. Moreover, this concentration of share ownership may make it difficult for shareholders to replace management. This concentration could be disadvantageous to other shareholders with interests different from those of our officers, directors and principal shareholders and the price of our common shares could be adversely affected.
U.S. persons who own our common shares may have more difficulty protecting their interests than U.S. persons who are shareholders of a U.S. corporation.
     The Companies Act, which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. In order to highlight those differences, we have set forth below a summary of certain significant provisions of the Companies Act, including, where relevant, information on our bye-laws, which differ in certain respects from the provisions of Delaware corporate law. Further, under certain circumstances, our bye-laws impose greater restrictions on us than required by the Companies Act. Because the following statements are summaries, they do not discuss all aspects of Bermuda law that may be relevant to us and our shareholders.

     Shareholders’ Suits. The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders in many United States jurisdictions. Class actions and derivative actions are generally not available to shareholders under Bermuda law. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence a derivative action in the name of a company where the act complained of is alleged to be beyond the corporate power of the company, is illegal or would result in the violation of such company’s memorandum of association or bye-laws. Furthermore, consideration would be given by the court to acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of our shareholders than actually approved it. The successful party in such an action generally would be able to recover a portion of the attorney’s fees incurred in connection with such action. Our bye-laws provide that shareholders waive all claims or rights of action that they might have, individually or in our right, against any director or officer or any person appointed to any committee by the board of directors or resident representative for any action or failure to act in the performance of his duties, except such waiver shall not extend to any claims or rights of action that would render the waiver void pursuant to the Companies Act and arise out of fraud or dishonesty on the part of such person or with respect to the recovery of any gain, personal profit or advantage to which such person is not legally entitled. Conversely, class actions and derivative actions generally are available to shareholders under Delaware corporate law, for, among other things, breach of fiduciary duty, corporate waste and actions not taken in accordance with applicable law. In such actions under Delaware corporate law, the court has discretion to permit the winning party to recover attorney’s fees in connection with such action.
     Indemnification of Directors and Officers. Under Bermuda law and our bye-laws, we will indemnify our directors or officers or any person appointed to any committee by the board of directors and any resident representative (and their respective heirs, executors or administrators) against all actions, costs, charges, liabilities, loss, damage or expense, to the fullest extent permitted by law, incurred or suffered by such officer, director or other person by reason of any act done, conceived in or omitted in the conduct of our business or in the discharge of his duties; provided that such indemnification shall not extend to any matter involving any fraud or dishonesty on the part of such director, officer or other person. Under Bermuda law, a company pursuant to (a) the terms of its bye-laws, or (b) a contract or arrangement between the company and any director, officer or auditor, may advance moneys to any director, officer or auditor for the costs, charges and expenses incurred by the officer or auditor in defending any civil or criminal proceedings against them, on condition that the officer or auditor shall repay the advance if any allegation of fraud dishonesty is proved against them. In general, under Delaware corporate law, U.S. companies may limit the personal liability of their directors as long as they acted in good faith and reasonably believed their actions were not opposed to the best interests of the company and, with regard to criminal actions or proceedings, without knowing violation of law.
We are a Bermuda company and it may be difficult for you to enforce judgments against us.
     We are a Bermuda company and a significant portion of our assets are or may be located in jurisdictions outside the United States. It may therefore be difficult for shareholders to affect service of process against us or to enforce against us judgments of U.S. courts predicated upon civil liability provisions of the U.S. federal securities laws.
     There is no treaty in force between the United States and Bermuda providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. As a result, whether a United States judgment would be enforceable in Bermuda against us or our directors and officers depends on whether the U.S. court that entered the judgment is recognized by the Bermuda court as having jurisdiction over us or our directors and officers, as determined by reference to Bermuda conflict of law rules. A judgment debt from a U.S. court that is final and for a sum certain based on U.S. federal securities laws will not be enforceable in Bermuda unless the judgment debtor had submitted to the jurisdiction of the U.S. court, and the issue of submission and jurisdiction is a matter of Bermuda (not United States) law.
     In addition to and irrespective of jurisdictional issues, the Bermuda courts will not enforce a United States federal securities law that is either penal or contrary to the public policy of Bermuda. An action brought pursuant to a public or penal law, the purpose of which is the enforcement of a sanction, power or right at the instance of the state in its sovereign capacity, may not be entertained by a Bermuda court. Certain remedies available under the laws of U.S. jurisdictions, including certain remedies under U.S. federal securities laws, will not be available under Bermuda law or enforceable in a Bermuda court, as they may be contrary to Bermuda public policy. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violations of U.S.

federal securities laws because these laws have no extraterritorial jurisdiction under Bermuda law and do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.
Risks Related to Taxation
CRM Holdings could be considered a U.S. corporation for U.S. federal income tax purposes, and thus subject to U.S. tax on its worldwide income (including current income of Twin Bridges), if the value of Twin Bridges at the time of our restructuring did not exceed 20% of the total value of CRM, CRM CA, Eimar and Twin Bridges at that time.
     The American Jobs Creation Act of 2004 provides that, if a foreign corporation acquires substantially all of the assets of a U.S. corporation, and 80% or more of the stock of the foreign corporation (excluding new stock issued in a public offering related to the acquisition) is owned by former shareholders of the U.S. corporation by reason of their ownership of the U.S. corporation, the foreign corporation will be considered a U.S. corporation for U.S. federal income tax purposes. In our restructuring, the former owners of CRM and Eimar contributed all of their interests in CRM and Eimar to CRM USA Holdings in return for all of the common stock of CRM USA Holdings. The former owners of CRM and Eimar then contributed all of their CRM USA Holdings shares to us in exchange for 6,372,425 of our common shares. In addition, in our restructuring, the former owners of Twin Bridges contributed all of their shares in Twin Bridges to us in exchange for 3,874,690 of our common shares. As a result of these exchanges, the former owners of CRM, Eimar and Twin Bridges acquired 9,457,115 of our common shares and 790,000 of our Class B shares in our restructuring.
     Based on discussions with our professional advisors at the time of our restructuring, we believe that the former owners of CRM and Eimar did not obtain 80% or more of the stock of CRM Holdings (excluding the stock sold in our initial public offering) by reason of their ownership of CRM and Eimar (i.e., we believe that Twin Bridges was worth more than 20% of the combined value of CRM, CRM CA, Eimar and Twin Bridges). We cannot assure you that the U.S. Internal Revenue Service, or the IRS, will agree with our conclusions. If the IRS successfully challenges our conclusions, CRM Holdings would be subject to United States federal income tax on its worldwide income at the rate applicable to U.S. corporations, which is currently 35%, rather than being subject to tax on only certain U.S. source income and income effectively connected with a U.S. trade or business. However, in that case, dividends paid to CRM Holdings by its U.S. subsidiaries would not be subject to any U.S. federal income tax, nor would they be subject to the 30% U.S. federal withholding tax. The tax liability that would result if CRM Holdings is treated as a U.S. corporation for U.S. federal income tax purposes could have a material adverse effect on our business, financial condition and results of operations.
We may be deemed to be engaged in a U.S. trade or business or considered to be a personal holding company subject to U.S. tax.
     CRM Holdings and Twin Bridges are both Bermuda exempted companies. An exempted company is a company that states in its memorandum of association that it is an exempted company and is registered under the Bermuda Companies Act 1981, as amended, or the Companies Act, as such. An exempted company does not have to comply with the requirements of management and ownership by Bermudians applicable to local companies under the Companies Act. We intend to manage our business so that each of these companies will not be treated as engaged in a trade or business within the United States and, as a result, will not be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on certain U.S. source investment income). However, because there is considerable uncertainty as to what activities constitute being engaged in a trade or business within the United States, we cannot be certain that the IRS will not successfully contend that CRM Holdings or Twin Bridges is engaged in a trade or business within the United States. In the event that CRM Holdings or Twin Bridges is deemed to be engaged in a trade or business within the United States, we would be subject to U.S. corporate income and branch profits taxes on the portion of our earnings effectively connected to such U.S. trade or business, which could have a material adverse effect on our business, financial condition and results of operations.
     Any of CRM Holdings’ U.S. subsidiaries might be subject to additional U.S. federal income tax on a portion of its income if it is considered a personal holding company for U.S. federal income tax purposes. This status will depend on whether more than 50% of our shares by value could be deemed to be owned (taking into account indirect and constructive ownership) by five or fewer individuals and whether 60% or more of such subsidiary’s adjusted ordinary gross income consists of “personal holding company income,” which is, in general, certain forms of passive and investment income. We believe that none of CRM Holdings’ subsidiaries should be considered a personal holding company, because the gross income of our U.S. subsidiaries is primarily fee income and not passive income. In addition, we intend to manage our business to minimize the possibility that we will meet the 60% income threshold. We monitor share ownership in CRM Holdings by monitoring the filings of our shareholders with the SEC, under the U.S. Securities Exchange Act of 1934, as amended, or the Exchange Act. It may not be possible, however, to ensure that stock has not been purchased by multiple members of one family or other individuals or entities whose share ownership may be attributed to others for U.S. federal income tax purposes. Because of the lack of complete information regarding our ultimate share ownership (i.e., particularly as determined by the constructive ownership rules for personal holding companies), we cannot assure you that none of CRM Holdings’ subsidiaries will be considered a personal holding company or that the amount of U.S. federal income tax that would be imposed would be immaterial. We have not sought and do not intend to seek an opinion of legal counsel as to whether any of CRM Holdings’ subsidiaries will be considered a personal holding company.
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
If you acquire 10% or more of our shares, you may be subject to taxation under the “controlled foreign corporation” rules.
     Each “10% U.S. Shareholder” of a foreign corporation that is a controlled foreign corporation for an uninterrupted period of thirty days or more during a taxable year, and that owns shares in the controlled foreign corporation directly or indirectly through foreign entities on the last day of the corporation’s taxable year on which such corporation was a controlled foreign corporation, must include in its gross income for U.S. federal income tax purposes its pro rata share of the controlled foreign corporation’s “subpart F income,” even if the subpart F income is not distributed. Subpart F income generally includes, among other things, investment income such as dividends, interest and capital gains, and income from insuring risks located outside the insurer’s country of incorporation. A foreign corporation is considered a controlled foreign corporation if “10% U.S. Shareholders” own more than 50% of the total combined voting power of all classes of voting stock of the foreign corporation, or the total value of all stock of the corporation. A 10% U.S. Shareholder is a U.S. person, as defined in the Code, that owns at least 10% of the total combined voting power of all classes of stock of the foreign corporation entitled to vote. For purposes of taking into account subpart F income consisting of insurance income, a controlled foreign corporation also includes a foreign corporation of which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned by 10% U.S. Shareholders, on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance or annuity contracts generating subpart F income exceeds 75% of the gross amount of premiums or other consideration in respect of all risks. It is expected that all of Twin Bridges’ income will be considered subpart F insurance income. For purposes of determining whether the more-than-50% (or more-than-25%, in the case of insurance income) and 10% ownership tests have been satisfied, and therefore whether a corporation is a controlled foreign corporation, shares owned includes shares owned directly or indirectly through foreign entities or shares considered owned under constructive ownership rules. The attribution rules are complicated and depend on the particular facts relating to each investor.
     CRM Holdings’ bye-laws contain provisions that impose limitations on the concentration of voting power of its shares. Accordingly, based upon these provisions and the dispersion of our share ownership, we do not believe that we have any 10% U.S. Shareholders. It is possible, however that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge.

U.S. persons who hold shares could be subject to adverse tax consequences if we are considered a “passive foreign investment company” for U.S. federal income tax purposes.
     We do not intend to conduct our activities in a manner that would cause us to become a passive foreign investment company. However, it is possible that we could be deemed a passive foreign investment company by the IRS. If we were considered a passive foreign investment company it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation, including subjecting the investor to a greater tax liability than might otherwise apply or subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed. There are currently no regulations regarding the application of the passive foreign investment company provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be issued in the future. We cannot predict what impact, if any, this guidance would have on a shareholder that is subject to U.S. federal income taxation. We have not sought and do not intend to seek an opinion of legal counsel as to whether or not we were a passive foreign investment company for any year.
U.S. persons who hold shares may be subject to U.S. income taxation on their pro rata share of our “related person insurance income.”
     In the event that:
•	Twin Bridges’ gross related person insurance income equals or exceeds 20% of its gross insurance income in any taxable year,

•	direct or indirect insureds (and persons related to such insureds) own (or are treated as owning directly or indirectly) 20% or more of the voting power or value of the shares of Twin Bridges, and

•	U.S. persons are considered to own in the aggregate 25% or more of the stock of Twin Bridges by vote or value, then a U.S. person who owns any of our shares directly or indirectly through foreign entities on the last day of Twin Bridges’ taxable year on which it is a controlled foreign corporation would be required to include in its income for U.S. federal income tax purposes the shareholder’s pro rata share of Twin Bridges’ related person insurance income for the U.S. person’s taxable year that includes the end of Twin Bridges’ taxable year determined as if such related person insurance income were distributed proportionately to such U.S. shareholders at that date regardless of whether such income is distributed. In addition any related person insurance income that is includible in the income of a U.S. tax-exempt organization will be treated as unrelated business taxable income. The amount of related person insurance income earned by Twin Bridges (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. shareholder of Twin Bridges or any person related to such shareholder) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by Twin Bridges.
     Although we do not expect our gross related person insurance income to equal or exceed 20% of our gross insurance income in the foreseeable future, some of the factors which determine the extent of related person insurance income in any period may be beyond Twin Bridges’ control. Consequently, Twin Bridges’ gross related person insurance income could equal or exceed 20% of its gross insurance income in any taxable year and ownership of its shares by direct or indirect insureds and related persons could equal or exceed the 20% threshold described above.
     The related person insurance income rules provide that if a shareholder that is a U.S. person disposes of shares in a foreign insurance corporation that has related person insurance income (even if the amount of related person insurance income is less than 20% of the corporation’s gross insurance income or the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold) and in which U.S. persons own 25% or more of the shares, any gain from the disposition will generally be treated as ordinary income to the extent of the shareholder’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the shareholder owned the shares (whether or not such earnings and profits are attributable to related person insurance income). In addition, such a shareholder will be required to comply with reporting requirements, regardless of the amount of shares owned by the shareholder. We believe that these rules should not apply to dispositions of our shares because CRM Holdings will not itself be directly engaged in the insurance business and because proposed U.S. Treasury regulations appear to apply only in the case of shares of corporations that are directly engaged in the insurance business. However, the IRS might interpret the proposed regulations in a different manner and the applicable proposed regulations may be promulgated in final form in a manner that would cause these rules to apply to dispositions of our shares.
Changes in U.S. federal income tax law could materially adversely affect an investment in our shares.
     The U.S. federal income tax laws and interpretations regarding whether a company is engaged in a trade or business within the United States, or is a passive foreign investment company or whether U.S. persons would be required to include in their gross income the subpart F income or the related person insurance income of a controlled foreign corporation are subject to change, possibly on a retroactive basis. There are currently no regulations regarding the application of the passive foreign investment company rules to insurance companies and the regulations regarding related person insurance income are still in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be issued in the future. We cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such regulations or guidance will have a retroactive effect.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
     We currently maintain our headquarters for CRM USA Holdings and CRM in Poughkeepsie, New York at one location, containing approximately 12,000 square feet. The initial term of the lease for these premises expired in February 2007, but we have since renewed the lease for an additional one year term, expiring in February 2008. The annual lease payment is approximately $191,000. We maintain office space for Eimar in Poughkeepsie, New York, containing approximately 2,700 square feet. The office space is currently occupied on a month-to-month basis, without a lease. The annual payments for these premises are approximately $40,500. One of the lessors under this lease is Daniel G. Hickey, Sr., who is a director, one of our shareholders and the father of Daniel G. Hickey, Jr., our Chief Executive Officer and the Chairman of our Board. We also currently lease office space in Hyde Park, New York for CRM, consisting of approximately 7,000 square feet with additional parking space. The lease expires on September 29, 2009 and the annual lease payments for these premises are $111,675.
     We have executed a lease for approximately 26,400 rentable square feet with parking space located in Poughkeepsie, New York for a building that is currently under construction. The term of the lease will commence in the fourth quarter of 2007 or when the construction is substantially complete and the building is available for occupancy. To provide space in the meantime, we are negotiating extensions of the leases for our current properties. The lease term is fifteen years with options to renew for two additional five year terms. Annual lease payments are $924,000 in the first five years, $1,016,400 in years five through ten, $1,118,040 in years ten through fifteen, $1,257,696 in the first renewal term and $1,415,040 in the second. The lease also provides for an option to purchase the building. The option is exercisable 120 days prior to the anticipated occupancy of the building under the lease. The option price is approximately $3,500,000 plus all documented out-of-pocket construction costs after May 1, 2005. If we fail to exercise this initial option, we have an additional option to purchase the building during the first two years of our lease for the fair market value of the property, which will not be less than $3,500,000 plus the costs incurred by the landlord in developing and constructing the building.
     CRM CA has executed leases for office space in Roseville and Irvine, California. The annual lease payments for these office spaces are approximately $87,000 in the aggregate.
     Majestic currently leases approximately 15,000 square feet of office space in San Francisco. The lease expires on December 31, 2007. The annual lease payments for these premises are approximately $520,000. In addition, Majestic maintains four separate claims service offices as listed below:

			Aggregate Annual Lease
Location	Square Feet	Lease Termination Date	Payments
San Francisco, California	4,992	December 31, 2007	$100,000
Long Beach, California	7,596	October 31, 2010	180,000
San Diego, California	3,339	April 30, 2008	80,000
Seattle, Washington	1,136	December 31, 2007	27,000
ITEM 3. LEGAL PROCEEDINGS
     On September 6, 2006, two of our subsidiaries, CRM and CRM CA, and one our self-insured groups, Contractors Access Program of California, Inc. (“CAP”), entered into a confidential settlement and mutual release agreement with Cornerstone Program Management & Insurance Services, Inc., one of its affiliates, and their principals. The terms of such settlement are confidential.
     All settlement payments due to date have been paid and the litigation has been dismissed. We have recovered $1,750,000 under our general liability and errors and omissions insurance policies, which we contributed to CAP in respect of part of the amount due under the settlement agreement, and $675,000 under our directors’ and officers’ policy. In the event that insurance proceeds and any recoveries from third parties are insufficient to cover all payment obligations of CAP under the settlement agreement, it is reasonably possible that CAP may seek indemnification from us or CRM for its losses. On December 20, 2006, we received a request from CAP to enter into discussions regarding the contribution by CRM of amounts paid by CAP under the settlement agreement. It is not possible to estimate our ultimate liability, if any, should CAP request that CRM contribute the full amount under the settlement agreement. The amount paid by CAP, net of insurance proceeds, is $4.25 million. We expect to enter into discussions regarding settlement of the matter, and may enter into settlement agreements, if we believe that a settlement is in the best interests of our shareholders. The matter, if decided adversely to or settled by us, may result in a liability material to our financial condition or results of operations.
     Other than the foregoing, we are not a party to any material litigation.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matter was submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2006.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock began trading on December 21, 2005 on the NASDAQ Global Select Market under the symbol “CRMH.” As of December 31, 2006, there were approximately 11 holders of record of our common shares and 2 holders of record of our class B shares. Prior to December 21, 2005, there was no public market for our common shares.
     The following table sets forth, for the periods indicated, the high and low sales prices per share of our common shares as reported on the NASDAQ Global Select Market:

Period	High	Low
Fourth Quarter 2005 (beginning December 21, 2005)	$13.35	$13.00
First Quarter 2006	$15.00	$11.45
Second Quarter 2006	$11.69	$10.10
Third Quarter 2006	$10.43	$6.81
Fourth Quarter 2006	$10.10	$7.25

Dividend Policy
     We have never paid dividends on our common shares. Our board of directors currently does not intend to declare dividends or make any other distributions to our shareholders. Any determination to pay dividends in the future will be at the board’s discretion and will depend upon our results of operations, financial condition and prospects, contractual restrictions and regulatory restrictions as well as other factors deemed relevant by our board of directors. Under the Companies Act, we may declare or pay a dividend out of retained earnings, or make a distribution out of contributed surplus, only if we have reasonable grounds for believing that we are and, after the payment of such dividends, will be able to pay our liabilities as they become due and if the realizable value of our assets would thereby not be less than the aggregate of our liabilities and issued share capital and share premium accounts. As a holding company, we depend on future dividends and other permitted payments from our subsidiaries, including our insurance subsidiaries, to pay dividends to our shareholders. Our subsidiaries’ ability to pay dividends to us, as well as our ability to pay dividends to our shareholders, is subject to regulatory, contractual, rating agency, tax and other constraints. As a Bermuda company, under the Companies Act, Twin Bridges may declare or pay a dividend out of retained earnings, or make a distribution out of contributed surplus, only if it has reasonable grounds for believing that it is and, after the payment of such dividends, will be able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts. In addition, Twin Bridges will have to satisfy the requirements of the Insurance Act 1978 and its related regulations or the Bermuda Insurance Act. Also, pursuant to our agreement with NY Marine & General, Twin Bridges is currently restricted from distributing more than ten percent of its retained earnings as of its last audited financial statements by way of dividends, intercompany transfers or related party loans. Majestic is limited in the payment of dividends in any 12-month period, without the prior express or implied approval of the California Department of Insurance, to the greater of 10% of Majestic’s statutory policyholders’ surplus as of the preceding December 31 and the net income from operations of Majestic for the 12-month period ending the previous December 31st. Risks relating to our holding company structure and its effect on our ability to receive and pay dividends are described under “Risk Factors – Risks Generally Applicable to our Business – Our holding company structure and certain regulatory, tax and other constraints affect our ability to pay dividends, make other payments and redeploy capital among our subsidiaries” and “Regulation – Solvency Margin and Restrictions on Dividends and Distributions” and “Regulation – Bermuda Regulation.”
Equity Compensation Plan Information

Number of
securities remaining
	Number of			available for future
	Securities to be			issuance under
	issued upon exercise		Weighted-average	equity compensation
	of outstanding		exercise price of	plans (excluding
	options, warrants		outstanding options,	securities reflected
	and rights		warrants and rights	in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	210,593	(1)	—	1,252,194	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	210,593	(1)	—	1,252,194	(2)

(1)	The number of securities to be issued upon the exercise of outstanding options, warrants and rights are exclusively restricted stock units. These awards are not reflected in column (b) as they do not have any exercise price.

(2)	As of December 31, 2006, there were 1,289,407 shares remaining of a total of 1,500,000 authorized under our 2005 Long-Term Incentive Plan. Of these shares, no more than 1,000,000 may be issued upon exercise of incentive stock options under the plan.
Stock Performance Graph
     The graph below compares the cumulative total shareholder return on our common shares with the cumulative total return of the NASDAQ Stock Market (U.S.) Index and the NASDAQ Insurance Index. The comparison assumes $100 was invested on December 21, 2005 in our common shares and in each of the foregoing indices and assumes reinvestment of dividends monthly. The initial measurement point was December 21, 2005, being the first trading day our common shares were publicly traded after our initial public offering.
COMPARISON OF 1 YEAR CUMULATIVE TOTAL RETURN*
Among CRM Holdings Ltd., The NASDAQ Composite Index
And The NASDAQ Insurance Index
*$100 invested on 12/21/05 in common shares or on 11/30/05 in index-including reinvestment of dividends.

ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth our selected historical consolidated financial information for the periods ended and as of the dates indicated. For the periods prior to our restructuring and initial public offering, the accompanying financial statements include the combined financial statements of CRM, CRM CA and Eimar, which are limited liability companies, and Twin Bridges. The combined financial statements for the periods prior to the restructuring are referred to as “consolidated” in the financial statements and information included in this annual report. For periods including and subsequent to our restructuring and initial public offering, the financial statements and information included in this annual report include, on a consolidated basis, the accounts of CRM Holdings and its subsidiaries.
     The selected consolidated income statement information for the years ended December 31, 2006, 2005, 2004 and 2003 and the selected consolidated balance sheet information as of December 31, 2006, 2005 and 2004 are derived from our audited consolidated financial statements included elsewhere in this Annual report. The selected consolidated income statement for the year ended December 31, 2002 and the selected consolidated balance sheet information as of December 31, 2003 are derived from our audited consolidated financial statements not included in this Annual report. The selected unaudited consolidated balance sheet information as of December 31, 2002 is derived from our unaudited financial statements not included in this Annual report.
     The historical results are not necessarily indicative of results to be expected in any future period. You should read the following selected consolidated financial information in conjunction with the information contained in this Annual report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual report. Many factors may cause our actual results to differ materially from the financial information and results presented below including, but not limited to, those factors discussed in “Risk Factors.”

Selected Consolidated
and Combined	Years Ended December 31,
Income Statement Information
	2006		2005	2004	2003	2002
	(in thousands except for per share data)
Revenues
Fee-based management services		$39,997	$36,495	$27,656	$20,821	$17,614
Net premiums earned		30,702	8,362	5,110	253	—
Investment income		4,349	210	54	16	37

Total revenues		75,048	45,067	32,820	21,090	17,651

Expenses
Losses and loss adjustment expenses		10,490	3,584	2,528	168	—
Fees paid to general agents and brokers		10,935	11,490	9,508	7,830	7,651
Selling, general and administrative expenses		29,009	20,075	13,440	9,240	6,471
Policy acquisition costs and other expenses		8,782	2,580	1,538	121	33

Total expenses		59,216	37,729	27,014	17,359	14,155

Income before taxes		15,832	7,338	5,806	3,731	3,496
Provision for income taxes		1,576	63	—	—	—

Net income		14,256	7,275	5,806	3,731	3,496

Basic and fully diluted earnings per share(1)		$0.88	$0.70	$0.57	$0.36	$0.34

Pro forma cash dividends declared per common share(1)	$		$0.76	$0.37	$0.66	$0.34

Weighted average common shares outstanding(1)		16,247	10,428	10,247	10,247	10,247
Weighted average fully diluted shares outstanding(1)		16,247	10,431	10,247	10,247	10,247

(1)	For the period prior to the IPO, the 10,247,115 shares of common and Class B shares of the Company issued to the former owners of the pre-restructuring entities and Twin Bridges are assumed to be outstanding for all period presented.

	As of December 31,
Selected Consolidated
and Combined					Unaudited
Balance Sheet Information	2006	2005	2004	2003	2002
	(in thousands)
Assets
Cash and cash equivalents	$14,257	$67,923	$1,584	$767	$4,644
Cash and cash equivalents, restricted	6,546	885	4,391	1,000	—
Investments	214,057	8,185	—	—	—
Premiums receivable	17,806	2,648	3,758	2,140	—
Reinsurance recoverable	30,749	—	—	—	—
Accounts receivable	7,897	2,058	41	90	705
Deferred policy acquisition costs	1,143	442	1,413	824	—

Deferred income taxes	6,803	5	—	—	—
Goodwill	2,695	—	—	—	—
Other assets	4,400	1,761	1,537	1,061	1,455

Total assets	$306,353	$83,907	$12,724	$5,882	$6,804

Liabilities and shareholders’ and members equity (deficit)
Reserves for losses and loss adjustment expenses	$153,622	$6,280	$2,696	$168	$—
Reinsurance payable	1,538	—	—	—	—
Unearned reinsurance premiums	8,080	1,494	4,780	2,785	—
Unearned management fees and commissions	613	1,319	3,005	2,861	3,952
Long-term debt and other secured borrowings	44,115	83	158	285	1,104
Accrued IPO costs	—	2,411	—	—	—
Accrued expenses	14,741	3,390	1,197	947	854

Total liabilities	222,709	14,977	11,836	7,046	5,910

Members’ deficit in pre-restructuring LLCs	—	—	(947)	(2,113)	894
Common stock and paid-in capital of Twin Bridges	—	—	1,000	1,000	—
Common stock, $0.01 par value per share, 50 billion shares authorized, 15.5 million common shares issued and outstanding	155	155	—	—	—
Class B shares, 0.8 million shares issued and outstanding	8	8	—	—	—
Additional paid-in capital	66,566	66,056	—	—	—
Retained earnings(deficit)	16,973	2,717	835	(51)	—
Accumulated other comprehensive loss	(58)	(6)	—	—	—

Total shareholders’ and members’ equity (deficit)	83,644	68,930	888	(1,164)	894

Total liabilities and shareholders’ and members’ equity	$306,353	$83,907	$12,724	$5,882	$6,804

Columns may not total due to rounding.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included in Item 8 of this annual report. We caution you that our results of operation for prior periods are not indicative of the actual results that may be achieved in future periods. In addition, some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. Many factors may cause our actual results to differ materially from those anticipated or implied by these forward-looking statements including, but not limited to, those discussed in “Risk Factors.” You should read the information under “Risk Factors” as presented in Item 1A for information about material risks and uncertainties that affect us, our business and our common shares and “Cautionary Note Regarding Forward-Looking Statements” which precedes Item 1 in this annual report.

Overview
     We are a leading provider of workers’ compensation insurance products for employers in New York, California and Texas which, prior to our November 2006 acquisition of Embarcadero, was focused on the management of self-insured groups but now also includes providing traditional workers’ compensation coverage primarily to businesses located in California. Our business consists of four primary segments: fee-based management services, primary worker’s compensation insurance, excess workers’ compensation reinsurance, and corporate and other.
Acquisition of Embarcadero Insurance Holdings, Inc.
     On November 14, 2006, we acquired all of the outstanding shares of Embarcadero, for a cash purchase price of $46.3 million. We incurred $1.9 million of legal and consulting fees related to our acquisition of Embarcadero. These capitalized costs were included in total purchase price of Embarcadero of $48.2 million. Through its wholly owned subsidiary, Majestic, a U.S. admitted insurance company organized and domiciled in California, Embarcadero provides workers’ compensation insurance through independent insurance brokers and agents to medium to large size businesses primarily located in California. Majestic is also licensed as an insurance company in 15 other states, with active operations in Arizona, Alaska, Nevada, Oregon and Washington. On December 18, 2006, Majestic became licensed as an insurance company in New York. Our subsidiary, CRM USA Holdings, issued $36.1 million in junior subordinated debentures to a newly formed Delaware statutory trust subsidiary in connection with the issuance of $35 million of trust preferred securities used to partially finance our acquisition of Embarcadero. We sold investments and used cash balances on hand of approximately $17 million to complete the cash requirements for the Embarcadero acquisition.
     Of the aggregate purchase price, $4 million will be held in escrow for up to 18 months following the closing to cover potential claims for breaches of certain representations, warranties and covenants, and an additional $3.2 million will be held in escrow for five years to cover indemnification claims by CRM USA Holdings with respect to reserves for losses and loss adjustment expenses.
Our Consolidated Financial Information
     Our consolidated financial statements include the results of CRM Holdings, Ltd. and our subsidiaries, CRM USA Holdings, CRM, CRM CA, Eimar, Twin Bridges and Embarcadero and its subsidiaries.
     For the periods prior to our restructuring and initial public offering, the accompanying financial statements include the combined financial statements of CRM, CRM CA and Eimar, which are limited liability companies, and Twin Bridges. The combined financial statements for the periods prior to our restructuring are referred to as “consolidated” in the financial statements and information included in this annual report. For periods including and subsequent to the restructuring and our initial public offering, the financial statements and information included in this annual report include, on a consolidated basis, the accounts of CRM Holdings, Ltd. and its subsidiaries.
     Embarcadero’s assets, liabilities and results of operations are included the Company’s results beginning November 14, 2006.
Revenue
     Our revenues consist primarily of the following:
     Fee-based Management Services Revenue. In New York, the fees we receive from all but one of our groups are based on a percentage of the workers’ compensation rates set by the New York State Workers’ Compensation Board that are attributable to the members of the groups we manage, and our fees include claims management services. With respect to our groups in California and Texas and one of our groups in New York, our fees are based on a percentage of the premiums paid to the groups we manage by their members. Our groups in California pay the fees for claims management services directly to third party administrators. In addition, our fees for medical bill review and case management services are based on the specific services rendered. We also receive commission income from: (1) U.S. admitted insurers for placing the excess coverage which the groups are required to obtain and (2) insurers for placing the required surety bonds for the groups we manage.

     Primary Insurance Net Premiums Earned. Primary insurance gross premiums written include all premiums billed by our primary insurance segment during a specified policy period. Premiums are earned over the terms of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned is included in unearned premiums and is realized as revenue in subsequent periods over the remaining terms of the policies. Primary insurance premiums earned is the earned portion of our net premiums written. Net premiums written is the difference between gross premiums written and premiums ceded or paid to reinsurers. Our gross premiums written is the sum of both direct premiums and assumed premiums before the effect of ceded reinsurance.
     Reinsurance Net Premiums Earned. Reinsurance gross premiums written include all gross premiums assumed during a specified policy period. Reinsurance premiums are earned over the terms of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned is included in unearned premiums and is realized as revenue in subsequent periods over the remaining terms of the policies.
     Investment Income. Our investment income is dependent upon the average invested assets in our portfolio and the yield that we earn on those invested assets. Our investment yield depends on market interest rates and the credit quality and maturity period of our invested assets. In addition, we realize capital gains or losses on sales of investments as a result of changing market conditions, including changes in market interest rates and changes in the credit quality of our invested assets. See “Risk Factors — Risks Generally Applicable to Our Business — A significant amount of our invested assets will be subject to changes in interest rates and market volatility which could adversely affect our financial condition and results of operations.”
Expenses
     The expenses of our fee-based management services segment primarily consist of fees paid to general agents and brokers for placing business with the self-insured groups that we manage, and selling, general and administrative expenses. The expenses of our primary insurance and reinsurance segments primarily consist of loss and loss adjustment expenses, policy acquisition costs and professional fees. The expenses of our corporate and other segment primarily consist of director’s fees, professional fees and interest expense on long-term debt.
     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses reflect our best estimate of ultimate losses and loss adjustment expenses that we expect to incur on each primary insurance and reinsurance contract written using various actuarial analyses. Actual losses and loss adjustment expenses will depend on actual costs to settle reinsurance claims. Our ability to accurately estimate ultimate losses and loss adjustment expenses at the time of pricing each primary insurance and reinsurance contract will be a critical factor in determining our profitability. For a more detailed discussion of our loss reserves, see the sections above entitled “Item 1 – Business – Our Business Segments – Primary Insurance Segment – Reserves for Losses and Loss Adjustment Expenses,” “Item 1 – Business – Our Business Segments – Our Reinsurance Segment – Reserves for Losses and Loss Adjustment Expenses,” and “Item 1A. Risk Factors — Risks Related to Our Reinsurance and Insurance Businesses — Our financial condition and results of operation could be adversely affected by our failure to establish adequate loss adjustment expense reserves.”
     Fees Paid to General Agents and Brokers. Fees paid to general agents and brokers consist primarily of commissions paid to general agents and brokers for introducing members to the self insured groups we manage.
     Policy Acquisition Costs. Policy acquisition costs consist principally of commissions, premium taxes and certain underwriting and other policy issuance costs related to the production of new and renewal business.
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
     Income Taxes. Prior to the consummation of the restructuring, CRM, CRM CA and Eimar were limited liability companies beneficially owned by the former owners. The members of a limited liability company are taxed on their proportionate share of the limited liability company’s taxable income. Therefore, no provision or liability for federal and state income taxes had been included in the financial statements. Subsequent to the restructuring,

CRM, CRM CA and Eimar elected to be taxed as corporations and therefore are subject to U.S. federal, state and local income taxes, which reduces our net income.
     CRM Holdings and Twin Bridges have each received an undertaking from the Bermuda government exempting each company from all tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax until March 28, 2016.
Business Trends and Conditions
     The workers’ compensation insurance market has historically fluctuated with periods of low premium rates and excess underwriting capacity resulting from increased competition, followed by periods of high premium rates and shortages of underwriting capacity resulting from decreased competition. We believe that these conditions, along with poor customer service and substandard loss control and claims management, have motivated businesses to self-insure against workers’ compensation claims. Large companies generally have the financial strength to meet the significant statutory requirements to self-insure, or to create their own captive insurance companies to insure these claims. Small and mid-sized companies generally lack the financial and administrative resources to do this, and in recent years have resorted to pooling their resources through the formation of self insurance groups as a means to obtain workers’ compensation insurance at acceptable rates and terms. CRM was formed in response to this relatively new market demand for managers of these self-insured groups.
     California has undergone a period of rapid growth in the formation of new self-insured groups. California authorized the formation of private self-insured groups in 2001, and there are approximately 27 in existence. California Bill 899 was passed in April 2004 with the goal of reducing over time the medical and indemnity benefits paid to injured workers. This legislation has allowed insurers to reduce rates. During the second quarter of 2006, the Insurance Commissioner of the State of California approved an overall 16% rate decrease for policies written subsequent to June 30, 2006. During the fourth quarter of 2006, the Insurance Commissions of the State of California again approved a 9% rate decrease for policies written subsequent to December 31, 2006. Despite the effects of these and previous rate decreases over the past two years, we believe that the California workers’ compensation insurance rates charged by our groups remain actuarially sufficient to cover the claims and expenses of the self-insured groups.
     In contrast to the California market, self-insured groups have existed in New York since the mid-1990s and the market is substantially more mature, with approximately 59 groups in existence. New York is in the process of reevaluating its regulations relating to the formation of new groups. This has led to a temporary moratorium on the formation of new groups. This moratorium should not affect our ability to grow in New York as we believe we have formed groups in all industry classes that we currently desire to target. We believe growth in our New York business will occur as a result of increases in the number of members in our existing groups and recently approved increases in the rates set by the New York Workers’ Compensation Board. Following six years of relatively stable rates, the New York Workers’ Compensation Board passed a rate increase in July 2005 averaging 5% across all industry groups. This increase became effective in October 2005, and the rates set by the New York Workers’ Compensation Board across the industries in which we have formed self-insured groups increased by approximately 8% on average commencing in 2006. Some of the prospective revenue growth created by the rate increase was offset by reductions in the amount of management fees charged to certain of our groups.
Critical Accounting Policies and Estimates
     Our significant accounting policies are described in the notes to our audited consolidated financial statements included elsewhere in this annual report.
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
Consolidation Accounting
     Our historical consolidated and combined financial information and statements include our accounts as well as those of CRM USA Holdings, CRM, CRM CA, Eimar and Twin Bridges. Combined financial statements are presented for results for periods ended prior to the restructuring, while consolidated financial statements are presented for periods commencing after the completion of the restructuring. All such financial statements are referred to as consolidated in this annual report. Prior to the restructuring, these entities, in substance, had common ownership and common management. The consolidated financial statements included in this annual report have been prepared in conformity with U.S. generally accepted accounting principles. For Twin Bridges and Majestic, this presentation differs from the basis of accounting followed in reporting to insurance regulatory authorities. All significant inter-company transactions and balances have been eliminated in the consolidated financial statements. Embarcadero’s assets, liabilities and results of operation are included the Company’s results beginning November 14, 2006.
Revenue Recognition
     Fee-based Management Services. Our fee-based management services revenues include management fees received from our groups for management and other services. In New York, the fees we receive from all but one of our groups are based on a percentage of the aggregate workers’ compensation rates set by the New York Workers’ Compensation Board that are attributable to the members of the groups we manage. With respect to our groups in California and Texas and one of our groups in New York, our fees are based upon a percentage of the premiums paid to the groups we manage by their members. The portion of our fees that is equal to the related fees we pay to general agents and brokers is recorded as revenue when payable by the groups, which is the same time that fees paid to general agents and brokers are recorded. The balance of our management fees is earned ratably over the period to which such fees apply. The portion of the balance of management fees that relate to the remaining period at the balance sheet date is recorded as unearned management fee revenues. Revenue from medical bill review and case management services also is included in fee based management services revenues, and is recorded as revenue as the services are rendered.
     In determining revenue recognition policy, we have been guided by the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Principles (“SFAS”) No. 5 and the SEC Staff Accounting Bulletin (“SAB”) No. 101 and we rely on the fact that the management fee is contractually determined, that the fee is realizable, and that the contract term is firm. All management services are provided within each respective policy period. As a result, no reserves for further obligations are recorded. Contractually, upon the termination of a management services agreement, all obligations of the parties to each other are ended.
     We also receive commission income for excess coverage we place for these groups. Such commission income is earned ratably over the terms of the underlying excess coverage. The portion of commission income that relates to the remaining term of the underlying excess coverage or surety bond at the balance sheet date is recorded as unearned commission income. Commissions received from surety bonds that the Company places for the self-insured groups are earned upon receipt.
     Primary Insurance Revenues
     Gross premiums written include all premiums billed and unbilled during a specified policy period. Premiums are earned over the terms of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned is included in unearned premiums and is realized as revenue in subsequent periods over the remaining terms of the policies.
     Premiums earned is the earned portion of our net premiums written. Net premiums written is the difference between gross premiums written and premiums ceded or paid to reinsurers (ceded premiums written). Our gross premiums written is the sum of both direct premiums and assumed premiums before the effect of ceded reinsurance.

     Reinsurance Premiums Assumed.
     Pursuant to SFAS No. 113, Accounting and Reporting for Reinsurance of Short Duration and Long-Duration Contracts, we have evaluated the reinsurance agreements with NY Marine & General and the new reinsurance agreement with Majestic that is in effect in 2007 and have determined that each is a short duration prospective contract. Accordingly, reinsurance premiums are earned ratably over the term of the excess coverage that we have reinsured through our agreements with NY Marine & General and Majestic. The portion of the reinsurance premiums that relate to the remaining term of the underlying excess coverage policy that we have reinsured at the balance sheet date is recorded as unearned reinsurance premiums. These reinsurance premiums are subject to adjustment based upon modification to the premiums charged on the underlying workers’ compensation coverage. Such adjustments are included in current operations when estimable. Our net reinsurance premiums under the reinsurance agreement with NY Marine & General that expired December 1, 2005 are our assumed premium, net of the 2% fee we pay for stop-loss coverage. Out net reinsurance premiums under the revised reinsurance agreement with NY Marine & General are the gross premiums which Twin Bridges assumes from NY Marine & General, less the 11% paid to cover the excess reinsurance expenses of NY Marine & General.
     The premiums paid by our groups under their excess coverage policies are subject to periodic audit by the excess coverage carrier. As membership in our groups grows, we estimate the additional premiums generated by the excess coverage policies based on premiums charged to new members of the groups, net of premiums lost due to member cancellations. We recognize both commission income and net reinsurance premiums based upon these estimates. Upon completion of the excess coverage carrier’s premium audits, we adjust our estimated commission income and net reinsurance premium on the basis of the audits.
Investments
     Our fixed maturity and equity securities are classified as available-for-sale and are reported at their estimated fair value based on quoted market prices or dealer quotes. Unrealized investment gains and losses on securities are recorded as a separate component of other comprehensive income or loss, net of deferred income taxes. The cost of fixed maturity and equity securities is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. These adjustments are recorded as investment losses. The assessment of whether such impairment has occurred is based on our management’s case-by-case evaluation of the underlying reasons for the decline in fair value. Our management also considers the length and severity of the temporary impairment of an investment to determine whether the impairment is other than temporary. Realized gains and losses are determined on the basis of specific identification. Investment income is recognized when earned and includes interest together with amortization of premiums and discounts on fixed maturity securities.
Premiums Receivable
     Premiums receivable include primary insurance and reinsurance premium amounts due from policyholders. Premiums receivable also include retrospective premiums receivable, which represents the difference between initial premium charges and premiums adjusted to reflect the policyholders’ actual loss experience of the insured risk. The allowance for doubtful accounts represents our management’s best estimate of uncollectible premiums included in premiums receivable.
     At the end of the policy terms, payroll-based premium audits are performed to determine earned premiums for that policy year. Earned but unbilled premiums include estimated future audit premiums and are subject to changes in payrolls due to growth, economic conditions and seasonality. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Any such adjustments are included in current operations.
Reinsurance Recoverable
     Amounts recoverable from reinsurers are estimated on an individual contract basis, in a manner consistent with the associated reserve for losses and loss adjustment expenses. Such recoverables are reported net of any allowance for estimated uncollectible reinsurance recoverables. We evaluate and monitor the financial condition of our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies.

Policy Acquisition Costs
     Policy acquisition costs are comprised of ceding commissions, premium taxes and certain underwriting and other policy issuance costs and are primarily related to the production of new and renewal business. These costs are deferred and amortized as the related insurance and reinsurance premiums are earned or recorded. We consider estimated investment income in determining the recoverability of these costs.
Goodwill
     Goodwill represents the excess of the cost of acquiring a business enterprise over the fair value of the net assets acquired. Under SFAS 142, Goodwill and Other Intangible Assets, the Company will test the carrying value of its goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test.
Reserve for Losses and Loss Adjustment Expenses
     The reserve for losses and loss adjustment expenses represents an estimate of the ultimate cost of all reported and unreported losses and loss adjustment expenses insured pursuant to primary insurance and reinsurance agreements associated with reported claims and claims incurred but not reported (“IBNR”), which are unpaid at the balance sheet date. The liability is estimated using actuarial studies of individual case-basis validations, statistical analyses and industry data. We believe that our aggregate liability for losses and loss adjustment expenses represents our best estimate, based upon available data, of the amounts necessary to settle the ultimate cost of expected losses and loss adjustment expenses.
     We currently have reserves for losses and loss adjustment expenses for Majestic, our primary insurance subsidiary, and Twin Bridges, our reinsurance subsidiary. For a detailed discussion of our reserve for losses and loss adjustment expenses of our primary insurance and reinsurance segments, see “Item 1 – Business – Our Business Segments – Our Primary Insurance Segment – Reserves for Losses and Loss Adjustment Expenses” and “Item 1 – Business – Our Business Segments – Our Reinsurance Segment – Reserves for Losses and Loss Adjustment Expenses”, respectively, above.
Deferred Taxes
     The future tax consequences of temporary differences between financial reporting and tax bases of assets and liabilities are measured at the balance sheet dates and are recorded as deferred income tax assets and liabilities. Valuation allowances are established when management assesses, based on available information, that it is more likely than not that deferred income tax assets will not be realized.
Share-Based Compensation
     We account for our stock-based compensation plans using the fair value accounting method prescribed by SFAS No. 123(R), Share-Based Payment. The fair value method requires compensation cost to be measured based on the fair value of the equity instrument at the grant or award date. Stock-based compensation is accrued over the vesting period of the grant or award.
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
     In September, 2006 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB

108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of SAB 108 as of December 31, 2006 did not have a material effect on the Company’s consolidated financial position or results of operations.
     In July 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertain tax positions as described in SFAS No. 109, Accounting for Income Taxes , and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Additionally, it applies to the recognition and measurement of income tax uncertainties resulting from a purchase business combination. The requirements under FIN No. 48 are effective for reporting periods beginning after December 15, 2006. We are currently evaluating the impact FIN No. 48 will have on the Company’s results of operations and financial position.
     In September 2005, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs and other deferred balances on an internal replacement, defined broadly as a modification in product benefits, features, rights or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement or rider to an existing contract, or by the election of a benefit, feature, right, or coverage within an existing contract. SOP 05-1 is effective for internal replacements occurring in the reporting period beginning after December 15, 2006. We are currently evaluating the impact SOP-05-1 will have on the Company’s financial position and results of operations.
Results of Operations
     The following is a discussion of our consolidated results of operations for the three years ended December 31, 2006, 2005 and 2004.
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     Total Revenues. Total revenues increased 67%, or $30.0 million, to $75.0 million for the year ended December 31, 2006 from $45.1 million for the year ended December 31, 2005. The increase is primarily due to the 267.2% increase in net premium income. Net premiums earned represented 40.9% of total revenues for 2006 compared to 18.6% for the same period in 2005. Fee-based management services income represented 53.3% and 81.0% of total revenues for December 31, 2006 and 2005, respectively. Net investment income represented 5.8% and 0.5% of total revenues for December 31, 2006 and December 31, 2005, respectively.
     Revenues from Fee-based Management Services. Revenues from fee-based management services for the year ended December 31, 2006 increased 10%, or $3.5 million to $40.0 million from $36.5 million for the comparable period in 2005. Of this increase, 66% and 36% was attributable to the growth in our self-insured groups covering the contracting and transportation industries. Of this growth in revenues, 89% is attributable to our groups in California as our continued new market presence gained momentum. Revenues from fee-based management services attributable to our groups in New York increased by 1.5% to $27.4 million for the year ended December 31, 2006 from $27.0 million for the comparable period in 2005.
     Revenues from Primary Insurance and Reinsurance Total net premiums earned increased 267% or $22.3 million for the year ended December 31, 2006 from $8.4 million for the year ended 2005. Of this increase, 65% was attributable to the reinsurance segment and 35% was attributable to the primary insurance segment as the results of Majestic were reported in the primary insurance segment from the acquisition date of November 14, 2006 to December 31, 2006.
     Net reinsurance premiums increased 175%, or $14.6 million, to $23.0 million for the year ended December 31, 2006 from $8.4 million for the year ended December 31, 2005. This increase was primarily due to the December 2005 NY Marine & General Agreement which increased the percentage of premiums ceded from 50% of excess coverage provided to the groups under the initial NY Marine & General Agreement to 70% under the

December 2005 NY Marine & General Agreement and an increase in the number of participants in those self-insured groups. Geographically, 59% and 41% of the growth in net reinsurance premiums for the year ended December 31, 2006 was attributable to the groups we manage in California and New York, respectively.
     Investment Income. Investment income for the year ended December 31, 2006 increased to $4.3 million from $210 thousand for the year ended December 31, 2005. Of this increase, $3.2 million or 77% was primarily due to an increased level of investments held by our reinsurance and corporate segments. Investment income attributable to Majestic was reported in the primary insurance segment from the acquisition date of November 14 to December 31, 2006 and was $850 thousand, accounted for 21% of the increase from December 31, 2006 versus December 31, 2005.
     Total Expenses. Total expenses increased 57%, or $21.5 million to $59.2 million for the year ended December 31, 2006 from $37.7 million for the year ended December 31, 2005. Of this increase, $4.3 million, or 20%, was attributable to our fee-based management services segment, $7.4 million, or 34%, was attributable to our primary insurance segment as the results of Majestic were reported in the primary insurance segment from the acquisition date of November 14, 2006 to December 31, 2006, $6.6 million or 31% was attributable to our reinsurance segment and $3.2 million, or 15%, was attributable to our corporate and other segment.
     Losses and Loss Adjustment Expenses. Total losses and loss adjustment expenses increased 193%, or $6.9 million, to $10.5 million for the year ended December 31, 2006 from $3.6 million for the year ended December 31, 2005. Of this increase, $5.0 million, or 73%, was attributable to our primary insurance segment and $1.9 million, or 27%, was attributable to our reinsurance segment.
     Losses and loss adjustment expenses of $5.0 million were reported in our primary insurance segment from the acquisition date of November 14, 2006 through December 31, 2006. Within that period, Majestic recorded a $1.6 million decrease in its reserve for loss and loss adjustments. The favorable development in 2006 was predominantly from the accident year 2005, where indemnity claims and average cost per claim developed better than expected.
     Losses and loss adjustment expenses in our reinsurance segment increased 52%, or $1.9 million, for the year ended December 31, 2006 from $3.6 million for the year ended December 31, 2005. This increase was much less than the 175% increase in net reinsurance premiums during the same period because of the refinement of estimated loss reserves. For the years ended December 31, 2005 and 2004, the initial estimates of losses and loss adjustment expenses were 43% and 49% of net reinsurance premiums, respectively.
     Since Twin Bridges has a very limited loss development experience, the independent external actuary has had to rely heavily on expected losses. These expected losses are determined by the application of an industry excess loss factor to an average pure premium for each self insured group, which is then multiplied by the earned payroll for the applicable policy period. This calculation produces a point estimate and a reasonable range of expected outcomes. In view of the inherent variability of these estimates, Management has decided to establish the reserve for losses and loss adjustment expenses at a level that approximates the mid range of the actuary’s expected outcomes, rather than relying on the actuary’s point estimate. This methodology produced a level that is higher than the actuary’s point estimate by approximately $1.7 million as of December 31, 2006.
     Twin Bridges had eight reported claims totaling $1.4 million for the year ended December 31, 2006 which increased the ultimate loss estimates of the self-insured groups, however, the decrease in expected losses led to favorable developments of $1.9 million and $1.1 million for the accident years 2005 and 2004, respectively. While no reserve development was recorded in 2005 or 2004, for the year ended 2006, management estimated has estimated the overall loss ratio to be 32%, the actuarial midpoint, and reduced its estimate of losses on prior policy years.
     The methods for making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any adjustments resulting are reflected in current operations.
     Fees Paid to General Agents and Brokers. Fees paid to general agents and brokers decreased 5%, or $555 thousand, to $10.9 million for the year ended December 31, 2006 from $11.5 million for the year ended December 31, 2005. This decrease is primarily due to the write off of $563 thousand of accrued fees paid to agents and brokers as part of the Cornerstone settlement.

     Policy Acquisition Costs. Policy acquisition costs increased 234%, or $5.8 million to $8.2 million for the year ended December 31, 2006 from $2.5 million for the year ended December 31, 2005. Of this increase, $1.3 million, or 23%, was attributable to our primary insurance segment as the results of Majestic were reported in our primary insurance segment from the acquisition date of November 14, 2006 to December 31, 2006. The remaining increase of $4.4 million, or 77%, was attributable to our reinsurance segment. These reinsurance policy acquisition costs are a fixed percentage (approximately 29%) of our assumed reinsurance premiums and grew in proportion to the 175% increase in net reinsurance premiums discussed above.
     Total Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 45%, or $8.9 million, for the year ended December 31, 2006 to $29.0 million from $20.0 million for the year ended December 31, 2005. Of this increase, $4.9 million, or 55%, was attributable to our fee-based management services segment, $1.0 million, or 11%, was attributable to our primary insurance segment as the results of Majestic were reported in our primary insurance segment from the acquisition date of November 14, 2006 to December 31, 2006, $271 thousand or 3% was attributable to our reinsurance segment and $2.7 million, or 31%, was attributable to our insurance segment.
     Selling, general and administrative expenses from fee-based management services increased $4.9 million, or 28%, to $24.2 million for the year ended December 31, 2006 from $19.4 million for the year ended December 31, 2005. Approximately $2.1 million, or 43%, of this increase was due to higher payrolls and related employee expenses and 39%, or $1.9 million, was due to increased professional and consulting fees.
     Selling, general and administrative expenses from reinsurance increased 69%, or $272 thousand, to $666 thousand at December 31, 2006 from $395 thousand at December 31, 2005. This increase was primarily due to higher professional and consulting fees. Quest Management Services Limited, an independent management firm based in Bermuda, is retained to perform general and administrative functions for Twin Bridges.
     Selling, general and administrative expenses from corporate and other increased to $3.0 million at December 31, 2006 from $311 thousand at December 31, 2005. This increase was primarily due to the full year effect of operating as a public company and expenses related to the secondary offering by certain of our selling shareholders, including the fees related to the preparation and filing of a registration statement with the SEC.
     Interest Expense Interest expense increased $427 thousand or 400% to $533 thousand at December 31, 2006 from $107 thousand at December 31, 2005. This increase is primarily due to interest expense of $501 thousand on long-term debt obligations. In November 2006, CRM USA Holdings issued $36.1 million in junior subordinated debt in order to fund the Embarcadero acquisition and also assumed $8.0 million in senior debt of Embarcadero. Interest expense of $107 thousand for the year ended December 31, 2005 was derived from borrowings under credit facilities and capital lease obligations.
     Provision for Income Taxes. The income tax provision of $1.6 million for the year ended December 31, 2006 represented the net income tax provision on taxable income of CRM, CRM CA, Eimar, and CRM USA Holdings for the full year and the net income tax provision on taxable income of Majestic and Embarcadero from the acquisition date of November 14, 2006 to December 31, 2006. CRM Holdings, Twin Bridges and an inactive Subsidiary of Embarcadero are domiciled in Bermuda and are not subject to U.S. income taxation. The income tax provision for the year ended December 31, 2006 included a current tax provision of $1.9 million and a deferred tax benefit of $331 thousand.
     Provision for income taxes of $63 thousand for the year ended December 31, 2005 represented the income tax on taxable income of CRM, CRM CA and Eimar only for the period from December 27, 2005 to December 31, 2005. Prior to this period, CRM, CRM CA and Eimar were limited liability companies whose former owners were taxed on their proportionate share of the limited liability companies’ taxable income. The income tax provision for the year ended December 31, 2005 included a current tax provision of $68 thousand and a deferred tax benefit of $5 thousand.
     Of the total tax provision of $1.6 million for the year ended December 31, 2006, $1.5 million was attributable to CRM, CRM CA, Eimar and CRM USA Holdings. Prior to the restructuring and IPO, CRM, CRM CA and Eimar were organized as limited liability companies where the former owners were taxed individually on their proportionate share of the separate stand alone LLCs’ cash basis taxable income. Subsequent to the restructuring and IPO, these companies are taxed on their separate GAAP basis taxable income.

Included in the pre-restructuring companies’ cash basis taxable income were commission income, management fee income and expenses that were deferred under GAAP but taxed to the LLC owners on a cash basis. These amounts are classified as permanent tax differences, so that income according to GAAP is not taxed in the post restructuring entities since the income was already passed through to the former owners of the LLCs and taxed to them individually. The remaining tax provision of $408 thousand represented the income tax on taxable income of Majestic and Embarcadero from the date of acquisition of November 14, 2006 through December 31, 2006.
     Of the total deferred tax benefit of $331 thousand at December 31, 2006, $193 thousand was attributable to CRM, CRM CA and Eimar and was due to temporary differences from employee stock compensation and depreciation of fixed assets being reported differently for financial statement versus federal and state income tax purposes. The remaining tax benefit of $138 thousand was attributable to Majestic from the date of acquisition of November 14, 2006 through December 31, 2006, and was primarily due to temporary differences from net loss reserves, unearned premium reserves and deferred acquisition costs.
     Net Income. Net income increased 96%, or $7.0 million to $14.3 million for the year ended December 31, 2006 from $7.3 million for the year ended December 31, 2005. Net income as a percentage of revenues was 19% for the year ended December 31, 2006 compared to 16% for the year ended December 31, 2005.
     Income before taxes from Fee-based Management Services. Income before taxes from our fee-based management services segment for the year ended December 31, 2006 decreased 13%, or $702 thousand, to $4.9 million, or 12% of our fee-based management services revenues for the year then ended, from $5.6, or 15% of our fee-based management services revenues, for the year ended December 31, 2005.
     Income before taxes from Reinsurance. Income before taxes from our reinsurance segment for the year ended December 31, 2006 increased 506%, or $10.5 million, to $12.6 million, or 49% of our reinsurance segment revenues for the year then ended, from $2.1 million, or 24% of our reinsurance segment revenues, for the year ended December 31, 2004.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Total Revenues. Total revenues increased 37%, or $12.2 million, to $45.1 million for the year ended December 31, 2005 from $32.8 million for the year ended December 31, 2004. Of this increase, 72% was attributable to growth in our fee-based management services segment, particularly in California, and 28% of this increase was attributable to the increase in our reinsurance segment. Of the revenues from our fee-based management services segment for year ended December 31, 2005, 74% and 26% were attributable to revenues from our groups in New York and in California, respectively, compared to 93% and 7%, respectively, of these revenues for the year ended December 31, 2004. Of the revenues from our reinsurance segment for the year ended December 31, 2005, 67% and 33% were attributable to our groups in New York and in California, respectively, compared to 87% and 13%, respectively, of these revenues for the year ended December 31, 2004.
     Revenues from Fee-based Management Services. Revenues from fee-based management services for the year ended December 31, 2005 increased 32%, or $8.8, million to $36.5 million from $27.7 million for the comparable period in 2004. Of this increase, 62% was attributable to the growth in our self-insured groups covering the contracting industry. Of this growth in revenues, 85% is attributable to our groups in California as our relatively new market presence gained momentum. Revenues from fee-based management services attributable to our groups in New York increased by 5% to $27.0 million for the year ended December 31, 2005 from $25.7 million for the comparable period in 2004. Revenues attributable to our New York groups were adversely affected by lower fees received from the Healthcare Industry Trust of New York, or HITNY, our largest group, as a result of a modification to our agreement with HITNY. This modification changed the basis on which HITNY’s rates are calculated to negotiated rates from New York manual premium rates.
     Revenues from Reinsurance. Net reinsurance premiums increased 64%, or $3.3, million to $8.4 million for the year ended December 31, 2005 from $5.1 million for the year ended December 31, 2004. This increase was attributable to the increase in the number of the self-insured groups that we manage for which Twin Bridges reinsures a portion of the excess coverage these groups obtain. During the year ended December 31, 2005, Twin Bridges reinsured a portion of the excess coverage obtained by 13 of the 14 groups that we managed at that time. During the year ended December 31, 2004, Twin Bridges reinsured a portion of the excess coverage obtained by only 9 of the 12 groups we then managed. As reinsurance policies were renewed during the second half of 2004 and into 2005, groups that we managed which previously had obtained excess coverage from other insurers began to obtain their excess coverage from NY Marine & General. In turn, NY Marine & General ceded a portion of this coverage to Twin Bridges. Geographically, 64% of the growth in net reinsurance premiums in 2005 was attributable to the groups we manage in California.
     Investment Income. Investment income for the year ended December 31, 2005 increased to $209 thousand from $54 thousand for the year ended December 31, 2004. This increase was due to an increased level of investments held by our reinsurance segment.
     Total Expenses. Total expenses increased 40%, or $10.7 million, to $37.7 million for the year ended December 31, 2005 from $27.0 million for the year ended December 31, 2004. Of the total expenses for the year ended December 31, 2005, $31.0 million, or 82%, was attributable to our fee-based management services segment, $6.5 million, or 17%, was attributable to our reinsurance segment and $311 thousand, or 1%, was attributable to our corporate and other segment.
     Losses and loss adjustment expenses. Losses and loss adjustment expenses increased 42%, or $1.1 million, to $3.6 million for the year ended December 31, 2005 from $2.5 million for the year ended December 31, 2004. This increase was much less than the 64% increase in net reinsurance premiums during the same period because of the refinement of estimated loss reserves. For the years ended December 31, 2005 and 2004, we estimated losses and loss adjustment expenses to be 43% and 49% of net reinsurance premiums, respectively. These loss reserve estimates are reviewed regularly pursuant to an actuarial analysis and are adjusted as experience develops or new information becomes known; such adjustments are included in income in the period in which they are made. No reserve development was recorded in 2005 or 2004.
     Fees paid to general agents and brokers. Fees paid to general agents and brokers increased 21%, or $2.0 million, to $11.5 million for the year ended December 31, 2005 from $9.5 million for the year ended December 31, 2004. Of this increase, 91%, or $1.8 million, is attributable to the growth of our California groups and 9%, or $178 thousand is attributable to our groups in New York.
     Policy Acquisition Costs. Policy acquisition costs increased 64%, or $962 thousand, to $2.5 million for the year ended December 31, 2005 from $1.5 million for the year ended December 31, 2004. These costs are a fixed percentage (approximately 29%) of our assumed reinsurance premiums and grew in proportion to the 64% increase in net reinsurance premiums discussed above.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased 49%, or $6.6 million, for the year ended December 31, 2005 to $20.0 million from $13.4 million for the year ended December 31, 2004. Of this increase, $3.1 million, or 47%, is attributable to increased payrolls and related employee expenses for our fee-based management services segment. Approximately $3.0 million, or 45%, of the increase in selling, general and administrative expenses for the year ended December 31, 2005 is attributable to increases in other components of selling, general and administrative expenses, including professional fees, advertising and marketing expenses, claims review expenses, office administration, dues and fees, and occupancy costs. These expenses rose significantly as we expanded in California. The majority of our non-direct operating expenses are included in our fee-based management services segment because our reinsurance segment to date has been small relative to our fee-based management services segment. Office and administrative expenses of our reinsurance segment amounted to $396 thousand for the year ended December 31, 2005, compared to $206 thousand for the year ended December 31, 2004. We contract with Quest Management Services Limited, an independent management firm based in Bermuda, to perform general and administrative functions for Twin Bridges.
     Provision for Income Taxes. Provision for income taxes of $63 thousand for the year ended December 31, 2005 represented the income tax on taxable income of CRM, CRM CA and Eimar only for the period from December 27, 2005 to December 31, 2005. Prior to this period, CRM, CRM CA and Eimar were limited liability companies whose former owners were taxed on their proportionate share of the limited liability companies’ taxable income. Both CRM Holdings and Twin Bridges are domiciled in Bermuda and are not subject to U.S. income taxation.

     Net Income. Net income increased 25%, or $1.5 million, to $7.3 million for the year ended December 31, 2005 from $5.8 million for the year ended December 31, 2004. Net income as a percentage of revenues was 16% for the year ended December 31, 2005 compared to 18% for the year ended December 31, 2004.
     Income before taxes from Fee-based Management Services. Income before taxes from our fee-based management services segment for the year ended December 31, 2005 increased 13%, or $641 thousand, to $5.6 million,, or 15% of our fee-based management services revenues for the year then ended, from $4.9 million, or 18% of our fee-based management services revenues, for the year ended December 31, 2004.
     Income before taxes from Reinsurance. Income before taxes from our reinsurance segment for the year ended December 31, 2005 increased 134%, or $1.2 million, to $2.1 million, or 24% of our reinsurance segment revenues for the year then ended, from $886 thousand, or 17% of our reinsurance segment revenues, for the year ended December 31, 2004.
Liquidity and Capital Resources
     We are organized as a Bermuda exempted holding company, and as such, have no direct operations. Our assets consist of investments in our subsidiaries through which we conduct substantially all of our management and other services for the self-insured groups that we manage and our primary insurance and reinsurance operations. We have subsidiary operations in Bermuda and the United States. Funds to meet any obligations we may have will come primarily from dividends, interest and other statutorily permissible payments from our subsidiaries. The ability of our subsidiaries to make these payments will be limited by the applicable laws and regulations of the jurisdictions in which the subsidiaries operate.
     Our primary insurance subsidiary, Majestic, is required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The NAIC has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2006, the statutory surplus of Majestic was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action. Further, Bermuda law and regulations will restrict the payment of dividends from retained earnings, or distributions out of contributed surplus, by our reinsurance subsidiary, Twin Bridges, unless certain regulatory requirements are met. Pursuant to our recently terminated reinsurance agreement with NY Marine & General, Twin Bridges is restricted from distributing more than ten percent of its retained earnings by way of dividends, inter-company transfers or related party loans since the date of its last audited financial statements. In addition, we are subject to a U.S. federal withholding tax of 30% on any dividends paid to us from our U.S. subsidiaries. Accordingly, we do not expect to receive dividends from our U.S. subsidiaries for the foreseeable future.
Cash Flows
     Net cash provided by operating activities amounted to $2.6 million for the year ended December 31, 2006, compared to $11.6 million for the year ended December 31, 2005. For the year ended December 31, 2006, major components of cash provided by operating activities were net income of $14.3 million, increases in reserves for losses and loss adjustment expenses of $8.1 million and increases in other accrued expenses and unearned premiums of $2.9 million and $1.4 million, somewhat offset by the increases in premiums receivable of $10.7 million, restricted cash of $5.2 million, reinsurance recoverable of $2.0 million and accounts receivable of $2.0 million.
     Net cash provided by operating activities amounted to $11.6 million for the year ended December 31, 2005, compared to $5.3 million for the year ended December 31, 2004. For the year ended December 31, 2005, major components of cash provided by operating activities were net income of $7.3 million, the decreases in restricted cash and cash equivalents of $3.5 million and premiums receivable of $1.1 million, and the increases in reserves for losses and loss adjustment expenses of $3.6 million, and other accrued expenses of $2.2 million partially offset by the increases in accounts receivable of $2.0 million, and decreases in unearned premiums of $3.3 million and unearned management fees and commissions of $1.7 million.

     Net cash used in investing activities amounted to $88.6 million for the year ended December 31, 2006 as compared to $8.4 million for the year ended December 31, 2005 and $0.6 million for the year ended December 31, 2004. For the year ended December 31, 2006, investing activities were primarily purchases of available-for-sale investments of $221 million, net purchases of short-term investments of $4.0 million and the acquisition of Embarcadero of $43.3 million, somewhat offset by sales and maturities of available-for-sale investments of $180 million. For the year ended December 31, 2005, investing activities were primarily purchases of available-for-sale investments of $10.6 million, somewhat offset by sales and maturities of available-for-sale investments of $2.5 million. For the year ended December 31, 2004, capital expenditures totaled $0.3 million and net advances of loans receivable totaled $0.3 million.
     Net cash provided by financing activities for the years ended December 31, 2006 and 2005 totaled $32.4 and $63.1 million, respectively, as compared to net cash used in financing activities of $3.9 million for the year ended December 31, 2004. The major component of cash provided by financing activities for the year ended December 31, 2006 was the issuance of junior subordinated debt of $36.1 million. Major components of cash provided by financing activities for the year ended December 31, 2005 were net proceeds from the issuance of common stock of $68.7 million offset by distributions to the former owners of CRM and Eimar of $7.9 million. The major components of cash used for financing activities for the year ended December 31, 2004 was distributions to the former owners of CRM and Eimar of $3.8 million. .
Liquidity and Capital Requirements
     Our ongoing cash requirements are expected to be the expenses to develop and implement our business strategy, as well as capital expenditures, losses and loss adjustment expenses, fees paid to general agents and brokers, the servicing of future borrowing arrangements, taxes and other operating expenses. In addition, we are required to increase the amount of security we provide to NY Marine & General as we increased the amount of excess coverage we reinsure. This security may be in the form of letters of credit or a pledge of cash and investments. The potential for a large claim under one of our reinsurance contracts means that we may need to make substantial and unpredictable payments within relatively short periods of time. While our board of directors currently does not intend to declare dividends or make any other distributions to the shareholders of CRM Holdings, our cash requirements will also include the payment of any future dividends to our shareholders if and when our board of directors determines to change our dividend policy.
     We recently acquired all of the outstanding shares of Embarcadero for $46.3 million in cash plus $1.9 million in acquisition expenses for a total consideration of $48.2 million. We also contributed $5.0 million of capital to Majestic subsequent to the closing. All amounts were paid in cash. We partially financed the acquisition through the issuance of $36.1 million in junior subordinated debentures to a newly formed Delaware statutory trust subsidiary in connection with the issuance of $35.0 million of trust preferred securities. The junior subordinated debentures mature December 15, 2036 and are callable after 5 years at our option at par plus accrued interest. The interest rate on the junior subordinated debentures is fixed until December 15, 2011 at 8.65%. Thereafter, the interest rate is three month LIBOR plus 3.65%.
     Through our acquisition of Embarcadero, the Company assumed $8.0 million of senior debentures. The senior debentures mature May 23, 2033 and are callable on or after May 23, 2008. The interest rate of the senior debentures is three month LIBOR plus 4.2% and may not exceed 12.5%.
     We have executed a lease for approximately 26,400 rentable square feet with parking space located in Poughkeepsie, New York for a building that is currently under construction. The term of the lease will commence in the fourth quarter of 2007 or such later date on which the construction is substantially complete and the building is available for occupancy. The lease term is fifteen years with options to renew for two additional five year terms. Annual lease payments are $924,000 in the first five years, $1,016,400 in years five through ten, $1,118,040 in years ten through fifteen, $1,257,696 in the first renewal term and $1,415,040 in the second. The lease also provides for an option to purchase the building, exercisable 120 days prior to the anticipated occupancy of the building under the lease. The option price is approximately $3,500,000 plus all documented out-of -pocket construction costs after May 1, 2005. If we fail to exercise this initial option, we have an additional option to purchase the building during the first two years of our lease for the fair market value of the property, which will not be less than $3,500,000 plus the costs incurred by the landlord in developing and constructing the building. If we do exercise the option, we intend to finance the acquisition of the property with proceeds from a commercial mortgage.

     We have begun the process of identifying and developing an enterprise-wide policy processing and management software system. This project is expected to require up to two years to complete and we expect that the project will entail a significant capital expenditure. Other than this project and the possible exercise of the option to purchase the property in Poughkeepsie, capital expenditures for the next 12 months are expected to approximate $750,000 for furniture and equipment.
Sources of Cash
     We expect our future sources of funds will consist of fees and commissions earned from our fee-based management services business, premiums written in connection with our primary insurance and reinsurance businesses, investment income and proceeds from sales and redemptions of investment assets. CRM amended an existing revolving credit facility with KeyBank under which CRM is entitled to borrow up to $5 million until June 30, 2007. This amendment renews our prior $5 million credit facility that expired June 30, 2006. Borrowings under the facility may be used for general business purposes and are due on demand. Interest on the loans outstanding under the facility is payable monthly at a rate per annum equal to KeyBank’s prime rate. All of CRM’s obligations under the facility are secured by a lien on substantially all of CRM’s assets and are guaranteed by CRM CA, Eimar and Agency Captive. The facility limits CRM’s ability to purchase or sell assets otherwise than in the ordinary course of business, prohibits CRM from permitting any liens on its assets, subject to customary exceptions, prohibits CRM from incurring debt for borrowed money, including leases, except for trade debt incurred in the normal course of business and indebtedness or leases for term loans, leases, vehicles or equipment of up to $0.4 million, limits mergers and consolidations of CRM and prohibits investments and loans by CRM. As of December 31, 2006, there is no balance outstanding under the credit facility.
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
     We used $47 million of our net proceeds from the initial public offering to provide additional surplus to Twin Bridges.
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
Posting of Security by Twin Bridges
     Under an agreement with NY Marine & General that was in effect for the year ended December 31, 2006, Twin Bridges is required to post security for any unpaid liabilities under the contract. Twin Bridges amended its existing letter of credit facility (the “Amended Unsecured Letter of Credit Facility”) with KeyBank on June 30, 2006. Under the Amended Unsecured Letter of Credit Facility, Twin Bridges is entitled to draw letters of credit of up to $7 million. Twin Bridges pays a fee of 1.5% of the principal amount of each letter of credit issued. The Amended Unsecured Letter of Credit Facility has an expiration date of June 30, 2007 and replaces the $6.5 million credit facility that expired June 30, 2006. The Amended Unsecured Letter of Credit Facility contains covenants similar to the covenants in CRM’s revolving credit facility with KeyBank described above under “Sources of Cash.” The borrowings outstanding under it have been guaranteed by CRM, CRM CA, Eimar and Agency Captive.

     In addition, Twin Bridges amended its second letter of credit loan facility (the “Amended Secured Letter of Credit Facility”) with KeyBank on June 30, 2006. Under the Amended Secured Letter of Credit Facility, Twin Bridges is entitled to draw letters of credit in the principal amount of up to $9 million. The Amended Secured Letter of Credit Facility expires on June 30, 2007 and replaces the $7.5 million credit facility that expired on June 30, 2006. The amendment also reduces the fee that Twin Bridges pays from 0.75% to 0.35% of the principal amount of each letter of credit issued. Any letter of credit issued under the Amended Secured Letter of Credit Facility is secured by investments, cash and cash equivalents held in a carrying value in equal amount. Twin Bridges also has arrangements with KeyBank and Smith Barney Citigroup pursuant to which Twin Bridges may obtain cash collateralized letters of credit.
     At December 31, 2006, letters of credit in the principal amount of $6.5 million were outstanding under the Unsecured Letter of Credit Facility and letters of credit in the amount of $25.2 million were outstanding under the Secured Letter of Credit Facility and an informal arrangement with Smith Barney Citigroup. Until October 2005, the Unsecured Letter of Credit Facility and the Secured Letter of Credit Facility were guaranteed personally by the pre-restructuring entities.
Contractual Obligations
     The following table summarizes information about our contractual obligations as of December 31, 2006.

	Payment Due by Period
		Less than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)
Contractual Obligations	$3,300	$825	$1,650	$825	—
Long-Term Debt Obligations	156,525	3,882	7,764	7,764	137,115
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	17,890	1,585	2,689	2,020	11,596
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities	—	—	—	—	—
Reflected on our Balance Sheet under GAAP

Total	$177,715	$6,292	$12,103	$10,609	$148,711
Off-Balance Sheet Transactions
     We have no off-balance sheet arrangements or transactions with unconsolidated, special purpose entities.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk can be described as the risk of change in fair value of a financial instrument due to changes in interest rates, creditworthiness, foreign exchange rates or other factors. We will seek to mitigate that risk by a number of actions, as described below.
Interest Rate Risk
     Our fixed rate holdings are invested predominantly in high quality corporate, government and municipal bonds with relatively short durations. The fixed rate portfolio is exposed to interest rate fluctuations; assuming all other factors remain constant as interest rates rise, their fair values decline and as interest rates fall, their fair values rise. We work to manage the impact of interest rate fluctuations on our fixed rate portfolio. The effective duration of the fixed rate portfolio is managed with consideration given to the estimated payout timing of our liabilities. We have investment policies which limit the maximum duration and maturity of individual securities within the portfolio and set target levels for average duration and maturity of the entire portfolio. For additional information on our investments and investment policies, see “Item 1 – Business – Our Business Segments – Our Reinsurance Segment – Investments” and “– Our Primary Insurance Segment – Investments.”

     The table below summarizes our interest rate risk. It illustrates the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of December 31, 2006. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed-income portfolio and shareholders’ equity (dollars in thousands):

			Hypothetical
			Percentage Increase
			(Decrease) in
	Estimated Change in		Shareholders’
Hypothetical Change in Interest Rates	Fair Value	Fair Value	Equity
	(Dollars in thousands)
200 basis point increase	$6,989	$186,219	8.4%
100 basis point increase	3,500	189,708	4.2%
No change	—	193,208	0.0%
100 basis point decrease	(3,638)	196,846	(4.3%)
200 basis point decrease	(7,427)	200,635	(8.9%)
Disclosure About Market and Credit Risk
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CRM Holdings, Ltd.
December 31, 2006
Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
CRM Holdings, Ltd. and Subsidiaries
We have audited the accompanying consolidated balance sheets of CRM Holdings, Ltd. and subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of income and comprehensive income, changes in shareholders’ and members’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the Company’s financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2007 expressed an unqualified opinion thereon.
/S/ JOHNSON LAMBERT & CO. LLP
Falls Church, Virginia
March 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
CRM Holdings, Ltd. and Subsidiaries
We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that CRM Holdings, Ltd. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The scope of Management’s assessment of the Company’s internal control over financial reporting as of December 31, 2006 excluded the November 14, 2006 acquisition of Embarcadero Insurance Holdings and its subsidiaries that represent $217 million of consolidated total assets and $8.6 million of consolidated net revenue of CRM Holdings, Ltd. in its consolidated financial statements as of and for the year ended December 31, 2006. Accordingly, Management’s assessment as of December 31, 2006 does not include the internal control over financial reporting of those operations.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, changes in shareholders’ and members’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 2, 2007 expressed an unqualified opinion thereon.
/S/ JOHNSON LAMBERT & CO. LLP
Falls Church, Virginia
March 2, 2007

CRM Holdings, Ltd.
Consolidated Balance Sheets

	December 31,
	2006	2005

	(Dollars in thousands)
Assets
Investments:
Fixed-maturity securities, available-for-sale (amortized cost $193,467 and $8,192)	$193,208	$8,185
Equity securities, available-for-sale (cost $11,904 and nil)	12,089	—
Short-term investments	7,677	—
Investment in unconsolidated subsidiary	1,083	—

Total investments	214,057	8,185
Cash and cash equivalents	14,257	67,923
Cash and cash equivalents, restricted	6,546	885
Accrued interest receivable	2,325	34
Premiums receivable, net	17,806	2,648
Reinsurance recoverable	30,749	—
Accounts receivable	5,572	2,024
Deferred policy acquisition costs	1,143	442
Deferred income taxes	6,803	5
Goodwill	2,695	—
Other assets	4,400	1,761

Total assets	$306,353	$83,907

Liabilities and shareholders’ equity
Reserve for losses and loss adjustment expenses	$153,622	$6,280
Reinsurance payable	1,538	—
Unearned premiums	8,080	1,494
Unearned management fees and commissions	613	1,319
Long-term debt and other secured borrowings	44,115	83
Accrued IPO costs	—	2,411
Accrued expenses	14,741	3,390

Total liabilities	222,709	14,977

Common Stock
Authorized 50 billion shares; $.01 par value;
15.5 million common shares issued and outstanding;	155	155
0.8 million Class B shares issued and outstanding	8	8
Additional paid-in capital	66,566	66,056
Retained earnings	16,973	2,717
Accumulated other comprehensive loss, net of tax	(58)	(6)

Total shareholders’ equity	83,644	68,930

Total liabilities and shareholders’ equity	$306,353	$83,907

See Notes to Consolidated Financial Statements.

CRM Holdings, Ltd.
Consolidated Statements of Income
And Comprehensive Income

	Years Ended December 31,
	2006	2005	2004

	(Amounts in thousands, except per
	share data)
Revenues
Fee-based management services:
Management fees	$33,275	$30,540	$23,510
Commission income	6,722	5,955	4,146

	39,997	36,495	27,656
Net premiums earned	30,702	8,362	5,110
Investment income	4,349	210	54

Total revenues	75,048	45,067	32,820

Expenses
Losses and loss adjustment expenses	10,490	3,584	2,528
Fees paid to general agents and brokers	10,935	11,490	9,508
Policy acquisition costs	8,249	2,473	1,511
Selling, general and administrative expenses	29,009	20,075	13,440
Interest expense	533	107	27

Total expenses	59,216	37,729	27,014

Income before taxes	15,832	7,338	5,806
Provision for income taxes	1,576	63	—

Net Income	$14,256	$7,275	$5,806

Basic and fully diluted earnings per share	$0.88	$0.70	$0.57

Weighted average shares outstanding:
Basic	16,247	10,428	10,247
Fully diluted	16,247	10,431	10,247

Comprehensive Income
Net Income	$14,256	$7,275	$5,806

Other comprehensive income (loss):
Unrealized investment holding (losses) gains arising during the period	(82)	20	—
Less reclassification adjustment for net losses (gains) included in net income	14	(26)	—
Income tax benefit on other comprehensive income	16	—	—

Total other comprehensive loss	(52)	(6)	—

Total comprehensive income	$14,204	$7,269	$5,806

See Notes to Consolidated Financial Statements.

CRM Holdings, Ltd.
Consolidated Statements of Changes in
Shareholders’ and Members’ Equity

	Members’	Common
	Equity	Stock and					Accumul-
	(Deficit) in	Paid-in					ated other
	Pre-	Capital of			Additional		compre-
	restructuring	Twin	Common	Class B	Paid-in	Retained	hensive
	LLCs	Bridges	Stock	Shares	Capital	Earnings	loss	Total
	(Dollars in thousands)
Balances at December 31, 2003	$(2,113)	$1,000	$—	$—	$—	$(51)	$—	$(1,164)
Net income	4,920	—	—	—	—	886	—	5,806
Distributions to members of pre-restructuring LLCs	(3,754)	—	—	—	—	—	—	(3,754)

Balances at December 31, 2004	(947)	1,000	—	—	—	835	—	888

Net income	5,393	—	—	—	—	1,882	—	7,275
Unrealized holding losses arising during the period	—	—	—	—	—	—	(6)	(6)
Distributions to members of pre-restructuring LLCs	(7,943)	—	—	—	—	—	—	(7,943)
Amortization of unearned compensation	—	—	—	—	13	—	—	13
Reclassification of members’ deficit and common stock and paid-in capital of pre-restructuring entities	3,497	(1,000)	—	—	(2,498)	—	—	—
Issuance of common stock in connection with formation of the Company	—	—	12	—	—	—	—	12

Repurchase and retirement of common shares	—	—	(12)	—	—	—	—	(12)

Issuance of common stock in initial public offering, net of offering costs	—	—	155	8	68,541	—	—	68,704

Balances at December 31, 2005	—	—	155	8	66,056	2,717	(6)	68,930

Net income	—	—	—	—	—	14,256	—	14,256
Unrealized holding losses arising during the period	—	—	—	—	—	—	(52)	(52)
Amortization of unearned compensation	—	—	—	—	540	—	—	540
Retirement of common shares and paid-in capital	—	—	—	—	(31)	—	—	(31)

Balances at December 31, 2006	$—	$—	$155	$8	$66,565	$16,973	$(58)	$83,644

See Notes to Consolidated Financial Statements.

CRM Holdings, Ltd.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,256	$7,275	$5,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	280	226	189
Amortization of unearned compensation, restricted stock	509	13	—
Amortization of discounts on fixed-maturity securities	(1,966)	(49)	—
Net realized losses (gains) on sale of investments	14	(26)	—
Deferred income tax benefit	(498)	(5)	—
Changes in:
Cash and cash equivalents, restricted	(5,215)	3,506	(3,391)
Premiums receivable	(10,737)	1,110	(1,619)
Reinsurance recoverable	(1,977)	—	—
Accounts receivable	(2,021)	(2,026)	49
Policy acquisition costs	(701)	972	(590)
Other assets	(1,447)	(185)	(94)
Reserve for losses and loss adjustment expenses	8,130	3,584	2,528
Reinsurance payable	334	—	—
Unearned premiums	1,449	(3,286)	1,995
Unearned management fees and commissions	(707)	(1,685)	143
Accrued expenses	2,854	2,202	251

Net cash provided by operating activities	2,557	11,626	5,267

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(221,328)	(10,611)	—
Proceeds from sales and maturities of investments	180,409	2,494	—
Net purchases of short-term investments	(4,001)	—	—
Acquisition of Embarcadero, net of cash acquired	(43,347)	—	—
Fixed assets, net	(719)	(285)	(310)
Loans receivable, net	376	19	(259)

Net cash used in investing activities	(88,610)	(8,383)	(569)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	—	68,704	—
(Decrease) increase in accrued IPO costs	(2,411)	2,411	—
Net secured borrowings	(50)	(76)	(127)
Issuance of junior subordinated debt	36,083	—	—
Junior subordinated debt issuance costs	(1,235)	—	—
Distributions paid to LLC Members	—	(7,943)	(3,754)

Net cash provided by (used in) financing activities	32,387	63,096	(3,881)

Net (decrease) increase in cash	(53,666)	66,339	817
Cash and cash equivalents
Beginning	67,923	1,584	767

Ending	$14,257	$67,923	$1,584

Supplemental Cash Flow Disclosures
Income taxes paid	$694	$—	$—

Interest paid	$500	$107	$26

See Notes to Consolidated Financial Statements.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies
Organization
CRM Holdings, Ltd. (“CRM Holdings” or the “Company”) is a Bermuda holding company and 100% owner of CRM USA Holdings, Inc. (“CRM USA Holdings”), a United States holding company, and Twin Bridges (Bermuda) Ltd. (“Twin Bridges”) a Bermuda company. The Company’s legal domicile is Bermuda, the jurisdiction in which it is incorporated.
CRM USA Holdings has four principal operating subsidiaries, Compensation Risk Managers, LLC (“CRM”), Compensation Risk Managers of California, LLC (“CRM CA”), Eimar, LLC (“Eimar”) and Embarcadero Insurance Holdings, Inc. (“Embarcadero”). Embarcadero has one principal operating subsidiary, Majestic Insurance Company (“Majestic”) and two dormant subsidiaries, Great Western Insurance Services, Inc. (“Great Western”) and Redhorse Insurance Company, Ltd. (“Redhorse”).
Acquisition of Embarcadero Insurance Holdings, Inc.
On November 14, 2006, CRM USA Holdings acquired all of the outstanding shares of Embarcadero, for a cash purchase price of $46.3 million, as more fully described in Note 2. The acquisition is being accounted for using the purchase method of accounting. Embarcadero’s assets, liabilities and results of operations are included in the Company’s results beginning November 14, 2006.
Restructuring and Initial Public Offering
The Company completed an initial public offering (“IPO”) on December 27, 2005, listing its shares on the NASDAQ National Market under the symbol “CRMH”. The Company sold 6 million shares of common stock, par value $.01 per share, at a price of $13.00. The proceeds to the Company were $68.7 million, net of underwriting and offering expenses of $9.3 million.
Effective December 27, 2005, immediately prior to the closing of the IPO, the former owners of CRM, CRM CA, Eimar (collectively, the “Pre-restructuring LLCs”) and Twin Bridges contributed all of their interests in these entities to the Company in a series of transactions (the “Restructuring”). The former shareholders of Twin Bridges and members of the Pre-restructuring LLCs ultimately received a total of 9.5 million common shares and 0.8 million Class B shares in exchange for, and in the same proportion as, their ownership interests in the pre-restructuring LLCs and Twin Bridges. Total shares issued and outstanding as a result of the IPO and the restructuring were 15.5 million common shares and 0.8 million Class B shares.
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

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies, Continued
Basis of Accounting and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to adopt accounting policies and make estimates and assumptions that affect certain reported amounts and disclosures. The application of purchase accounting requires the use of estimation techniques in determining the fair value of the assets acquired and liabilities assumed. These estimates are inherently subject to change, and actual results may ultimately differ materially from those estimates.
Reclassification
Certain prior year amounts have been reclassified to conform to the basis of presentation used in 2006.
Fee-Based Management Services
Revenues from fee-based management services include management fees received from self-insured groups, which are based on a percentage of the premiums of the self-insured groups. The portion of such fees that relate to fees paid to general agents and brokers is recorded as revenue when payable by the group, which is the same time that the obligation for fees paid to general agents and brokers is recorded. The balance of such fees is earned ratably over the period to which they apply. The portion of management fees that relate to future periods at the balance sheet date is recorded as unearned management fees.
The Company also receives commissions for excess insurance coverage it places for these groups, including commissions from NY Marine and General as more fully described in Note 12. Such commission income is earned ratably over the terms of the underlying insurance coverage. The portion of commission income that relates to the remaining term of the underlying insurance coverage at the balance sheet date is recorded as unearned commission income. Commissions received for surety bonds that the Company places for the self-insured groups are earned upon receipt.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies, Continued
Fee-Based Management Services, Continued
In determining revenue recognition policy, the Company has been guided by FASB Statement of Financial Accounting Principle No. 5 and Staff Accounting Bulletin (“SAB”) No. 101 and relies on the fact that the management fee is contractually determined, that the fee is realizable and that the contract term is firm. All management services are provided within each respective policy period. As a result, no reserves for further obligations are recorded. Contractually, upon the termination of a management services agreement, all obligations of the parties to each other are ended.
During the years ended December 31, 2006, 2005 and 2004, the Company provided management and other related services to 15, 14 and 12 self-insured groups, respectively. During the years ended December 31, 2006, 2005 and 2004, 69%, 74% and 93% of fee-based management services revenues were from self-insured groups located in New York. The balance of such revenues was from groups located in California.
One self-insured group accounted for 23%, 27% and 38% of the Company’s fee-based management services revenues for the years ended December 31, 2006, 2005 and 2004 respectively. For the years ended December 31, 2006 and 2005, the three largest self-insured groups, two of which are located in New York and one in California, accounted for 59% and 60% of the total fee-based management services revenue, respectively. For the year ended December 31, 2004, the three largest self-insured groups, all located in New York, accounted for 74% of total fee-based management services revenue.
Primary Insurance Premiums
Premiums written are recognized ratably over the term of the policy. The portion of billed premiums in excess of premiums earned at the balance sheet date is recorded as unearned premiums. In respect to most of the policies written by Majestic, premiums are based on the estimated payroll and loss experience of an employer and Majestic’s applicable premium rates. A portion of Majestic’s premiums are written on an adjustable basis. Premiums from those policies can be adjusted retrospectively in accordance with the actual loss experience of the policyholders’ claims arising during the policy term. These retrospective premium adjustments are periodically made to the net premiums earned to reflect the changes in the estimation of the policyholders’ ultimate losses as more information becomes available over time.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies, Continued
Reinsurance Premiums Assumed
Management has evaluated its reinsurance arrangements with NY Marine & General and Majestic and determined that insurance risk is transferred to Twin Bridges pursuant to these reinsurance agreements. Under Statement of Financial Accounting Standards (“SFAS”) No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, these reinsurance agreements have been determined to be a short-duration prospective contract and, accordingly, reinsurance premiums are earned ratably over the term of the underlying excess coverage policy. The portion of the reinsurance premiums that relate to the remaining term of the reinsurance policy at the balance sheet date is recorded as unearned reinsurance premiums. Such reinsurance premiums are subject to adjustment based upon modification to the premiums charged on the underlying excess coverage policy. Such adjustments are reflected in current operations when estimable.
Investments
The Company’s fixed maturity and equity securities are classified as available-for-sale and are reported at their estimated fair value based on quoted market prices or dealer quotes. Unrealized investment gains and losses on securities are recorded as a separate component of other comprehensive income or loss, net of deferred income taxes to the extent the underlying investment is held in a taxable entity. The cost of fixed maturity and equity securities is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. These adjustments are recorded as investment losses. The assessment of whether such impairment has occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. The Company also considers the length and severity of the temporary impairment of an investment to determine whether the impairment is other than temporary. Realized gains and losses are determined on the basis of specific identification. Investment income is recognized when earned and includes interest together with amortization of premiums and discounts on fixed maturity securities, dividends from equity securities, realized gains and losses and investment expenses. Certain investments have been pledged as security under certain credit facilities, as more fully described in Note 12 and Note 13.
Certificates of deposit and money market funds are classified as short-term investments, and stated at amortized cost, which approximates fair value.
The investment in unconsolidated subsidiary is recorded at cost and is comprised of common securities purchased in connection with the junior subordinated debt obligations more fully described in Note 14.
Cash and Cash Equivalents
Cash includes currency on hand and demand deposits with financial institutions. The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. At times, management maintains cash balances in excess of insured limits and believes they do not represent a significant credit risk to the Company. Certain cash and cash equivalent balances have been pledged as security under certain credit facilities, as more fully described in Note 12 and Note 13.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies, Continued
Premiums Receivable
Premiums receivable include primary insurance and reinsurance premium amounts due from policyholders and insurance carriers who cede premium to the Company. Premiums receivable also include retrospective premiums receivable, which represents the difference between initial premium charges and premiums adjusted to reflect the policyholders’ actual loss experience of the insured risk. The allowance for doubtful accounts represents the Company’s best estimate of uncollectible premiums included in premiums receivable, and amounted to $163 thousand as of December 31, 2006. No allowance was deemed necessary as of December 31, 2005 and 2004. No premiums receivable balances were written off during 2006, 2005 and 2004.
At the end of the policy terms, payroll-based premium audits are performed to determine earned premiums for that policy year. Earned but unbilled premiums include estimated future audit premiums and are subject to changes in payrolls due to growth, economic conditions and seasonality. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Any such adjustments are included in current operations.
Reinsurance Recoverable
Amounts recoverable from reinsurers are estimated on an individual contract basis, in a manner consistent with the associated reserve for losses and loss adjustment expenses. Included in reinsurance recoverable are paid losses recoverable from reinsurers and prepaid reinsurance premiums to reinsurers. Recoverables are reported net of any allowance for estimated uncollectible reinsurance recoverables. No allowance was deemed necessary as of December 31, 2006. No reinsurance recoverable balances were written off during 2006. The Company evaluates and monitors the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.
Accounts Receivable
Accounts receivable consist primarily of billed and unbilled management fees and other services receivable from the self-insured groups managed by CRM and CRM CA, and billed and unbilled commissions on excess insurance policies placed on behalf of these groups. Accounts receivable are carried at face value less any allowance for doubtful accounts. At December 31, 2006 and 2005, no allowance was deemed necessary. Receivable balances of $372 thousand were written off in 2006. No receivable balances were written off during the years ended December 31, 2005 and 2004.
Deferred Policy Acquisition Costs
Deferred policy acquisition costs include commissions, premium taxes and certain underwriting and other policy issuance costs and are primarily related to the production of new and renewal business. These costs are deferred and amortized as the related insurance and reinsurance premiums are earned or recorded. Deferred policy acquisition costs are evaluated to determine if recorded amounts exceed estimated recoverable amounts after allowing for anticipated investment income. Premium deficiency, if any, is recorded as amortization of deferred policy acquisition costs. The Company believes that

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies, Continued
these costs are fully recoverable at December 31, 2006 and 2005.
Goodwill
Goodwill represents the excess of the cost of acquiring a business enterprise over the fair value of the net assets acquired. Under SFAS 142, Goodwill and Other Intangible Assets, the Company will test the carrying value of its goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test.
Fixed Assets
Fixed assets include automobiles, property and equipment, computer software and leasehold improvements and are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over their estimated useful lives of the assets, generally three to seven years. Leasehold improvements are stated at cost less accumulated amortization, and are amortized over their estimated useful lives or lease terms, whichever is shorter. Fixed assets are included as a component of other assets in the consolidated balance sheets.
Reserve for Losses and Loss Adjustment Expenses
Reserve for losses and loss adjustment expenses represents the ultimate cost of all reported and unreported losses and loss adjustment expenses associated with reported claims and claims incurred but not reported which are unpaid at the balance sheet date. Anticipated recoveries on salvage and subrogation are deducted from liabilities for unpaid losses and loss adjustment expenses. Liabilities for reserves are determined by many variables, including case evaluation for reported losses, actuarial studies, statistical analysis, industry data and other factors. Management believes that the aggregate liability for losses and loss adjustment expenses at year-end represents its best estimated, based on available data, of the amounts necessary to settle the ultimate cost of expected loss and loss adjustment expenses.
These estimates are also subject to the effects of trends in loss severity and frequency and other trends such as fluctuations in inflation, prevailing economic, social and judicial trends, legislative changes and internal and third party claims handling procedures. There also may be a significant delay between the occurrence of the insured event and the time it is actually reported to the Company. Accordingly, the ultimate settlement of losses and related loss adjustment expenses may vary significantly from the estimates included in the Company’s financial statements. These estimates are reviewed regularly and are adjusted as experience develops or new information becomes known. Any such adjustments are included in income in the period in which they become known.
Advertising Costs
Advertising costs, including selling and marketing expenses, are expensed as incurred. Advertising costs totaling $1,356 thousand, $940 thousand and $460 thousand were included in selling, general and administrative expense for the years ended December 31, 2006, 2005 and 2004, respectively.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies, Continued
Share-Based Compensation
The Company accounts for stock-based compensation plans using the fair value accounting method prescribed by SFAS No. 123(R), Share-Based Payment. The fair value method requires compensation cost to be measured based on the fair value of the equity instrument at the grant or award date. Stock-based compensation is accrued over the vesting period of the grant or award.
Income Taxes
CRM Holdings and Twin Bridges are Bermuda companies and as such have no income tax liabilities. Management believes that CRM Holdings and Twin Bridges are not involved in the active conduct of a trade or business in the U.S. for U.S. tax purposes and as such has not provided for any federal or state and local income taxes for these entities.
CRM USA Holdings and its subsidiaries file a consolidated U.S. federal income tax return in accordance with the provisions of the Internal Revenue Code of 1986, as amended. The future tax consequences of temporary differences between financial reporting and tax bases of assets and liabilities are measured at the balance sheet dates and are recorded as deferred income tax assets and liabilities. Valuation allowances are established when management assesses, based on available information, that it is more likely than not that deferred income tax assets will not be realized.
For the periods presented in these financial statements prior to the date of the restructuring, the pre-restructuring LLCs were organized as limited liability companies where the members were taxed on their proportionate share of the LLCs’ taxable income. Subsequent to the restructuring, CRM, CRM CA and Eimar elected to be taxed as U.S. corporations. Therefore, for CRM, CRM CA and Eimar, income taxes have been provided in these financial statements only since December 27, 2005 and not prior.
Twin Bridges has received an undertaking from the Bermuda Minister of Finance assuring it that if any legislation is enacted in Bermuda that would impose income or capital taxes, then the imposition of any such tax will not be applicable to Twin Bridges or any of its operations, shares, debentures or other obligations until March 28, 2016.
Segment Reporting
The Company manages its operations through four reportable segments, fee-based management services, primary insurance, reinsurance, and corporate and other. Certain information about segment operations is addressed in Note 24.
Offering Costs
Direct offering costs incurred in connection with the December 27, 2005 IPO, including certain amounts payable for underwriting, legal, audit and printing services, were deducted from the gross proceeds of the offering.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies, Continued
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
In September, 2006 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of SAB 108 as of December 31, 2006 did not have a material effect on the Company’s consolidated financial position or results of operations.
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

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 2. Acquisition of Embarcadero
On November 14, 2006, CRM USA Holdings completed the acquisition of Embarcadero for $46.3 million in cash. The acquisition provides the Company with an enhanced presence in California as well as the ability to expand its insurance and reinsurance activities to other states where Majestic is licensed as an insurer. In addition to cash on hand, the acquisition was financed through the issuance of $36.1 million in junior subordinated debentures to a newly formed Delaware statutory trust subsidiary in connection with the net proceeds of the issuance of $35.0 million of trust preferred securities more fully described in Note 14.
Of the aggregate purchase price, $4 million will be held in escrow for up to 18 months following the closing to cover potential claims for breaches of certain representations, warranties and covenants, and an additional $3.2 million will be held in escrow for five years to cover indemnification claims by CRM USA Holdings with respect to reserves for losses and loss adjustment expenses. Should any amounts become recoverable through these escrow arrangements, they would be included in current earnings in the year of recovery.
The purchase price has been allocated to the assets acquired and liabilities assumed using management’s best estimate of their fair values as of the date of acquisition. The computation of the purchase price and its allocation to the net assets acquired based on their fair values as of November 14, is presented below:

Determination of Purchase Price (Dollars in Thousands)
Total cash consideration paid	$46,292
Expenses incurred in connection with the acquisition	1,945

Total purchase price and transaction expenses	$48,237

Allocation of Purchase Price
Net book value of Embarcadero as of November 13, 2006	$46,054
Adjustments to reflect the estimated fair value of assets acquired and liabilities assumed:
Reserve for losses and loss adjustment expenses	6,156
Reinsurance recoverable	(6,861)
Deferred policy acquisition costs	(674)
Deferred income taxes	736
Other deferred expenses	(248)
Fixed assets	(74)
Unrealized gains on investments	453
Goodwill	2,695

Total purchase price	$48,237

All of the goodwill resulting from the acquisition has been allocated to the Primary Insurance segment, and is expected to be deductible for tax purposes over a period of 15 years.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 2. Acquisition of Embarcadero, Continued
The condensed statement of net assets acquired reflects the fair value of Embarcadero’s net assets as of November 14, 2006 as follows:

As of November
14,2006
(in Thousands)
Assets:
Cash and investments	$164,403
Premiums receivable, net	4,420
Reinsurance recoverable	28,772
Other receivables	3,548
Deferred income taxes	6,285
Goodwill	2,695
Fixed assets, net	164

Total assets acquired	210,287

Liabilities:
Reserves for losses and loss adjustment expenses	139,212
Reinsurance payable	1,204
Unearned premiums	5,137
Senior debt facility	8,000
Other accrued liabilities	8,497

Total liabilities assumed	162,050

Net assets acquired	$48,237

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 2. Acquisition of Embarcadero, Continued
The following unaudited pro forma condensed financial information presents the results of operations for the Company assuming the Embarcadero acquisition had occurred at the beginning of the respective periods presented.

	Years Ended December 31,
	2006	2005
	(Dollar amounts in thousands,
	except per share data)
Revenues
Fee-based management services	$39,997	$36,495
Net premiums earned	86,601	79,653
Investment income	8,791	4,222
Realized gains on investments	3,544	1,709

Total revenues	138,933	122,079

Expenses
Losses and loss adjustment expenses	46,570	47,981
Fees paid to general agents and brokers	10,935	11,490
Other policy acquisition costs	27,311	13,013
Selling, general and administrative expenses	28,416	34,115
Interest expense	3,833	3,640

Total expenses	117,065	110,239

Income before taxes	21,868	11,840
Provision for income taxes	3,834	809

Net income	$18,034	$11,031

Basic and fully diluted earnings per share	$1.11	$1.06

Weighted average shares outstanding:
Basic	16,273	10,428
Fully diluted	16,273	10,431
Note 3. Earnings per Share
Basic earnings per share are calculated using the weighted average number of common and Class B shares outstanding and excludes any dilutive effects of warrants, options and convertible securities. For periods prior to the IPO, the 10.3 million shares of Common and Class B shares of the Company issued to former owners of the Pre-restructuring LLCs and Twin Bridges are assumed to be outstanding for all periods presented. As of December 31, 2006 and 2005, there were 210 thousand and 89 thousand restricted shares and no warrants, options or convertible securities outstanding, respectively.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 3. Earnings per Share, Continued
The following tables show the computation of the Company’s earnings per share:

	For the year ended December 31, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(Dollars and shares in thousands)
Basic and fully diluted earnings per share	$14,256	16,247	$0.88

	For the year ended December 31, 2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(Dollars and shares in thousands)
Basic earnings per share	$7,275	10,428	$0.70
Effect of dilutive securities:
Unvested restricted shares	—	3	—

Fully diluted earnings per share	$7,275	10,431	$0.70

Diluted earnings per share are calculated assuming conversion of dilutive convertible securities and the exercise of all dilutive stock options and warrants using the treasury stock method. 103 thousand shares of restricted stock were excluded from the computation of fully diluted earnings per share for the year ended December 31, 2006 because their effects were anti-dilutive.
Fully diluted earnings per share is the same as basic earnings per share for the year ended December 31, 2004 because the Company had no common share equivalents outstanding.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 4. Investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s available-for-sale investments are show in the tables below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2006	Cost	Gains	Losses	Fair Value

	(Dollars in thousands)
U.S. Government and agencies	$44,932	$4	$41	$44,895
Obligations of states and political subdivisions	79,660	—	135	79,525
Corporate and other obligations	68,006	8	65	67,949
Mortage-backed obligations	869	—	30	839

Total fixed-maturity securities, available for sale	193,467	12	271	193,208

Equity securities	11,904	478	293	12,089

Total investment securities, available-for-sale	$205,371	$490	$564	$205,297

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2005	Cost	Gains	Losses	Fair Value

	(Dollars in thousands)
U.S. Government and agencies	$8,192	$—	$7	$8,185
Obligations of states and political subdivisions	—	—	—	—
Corporate and other obligations	—	—	—	—
Mortage-backed obligations	—	—	—	—

Total fixed-maturity securities, available for sale	8,192	—	7	8,185

Equity securities	—	—	—	—

Total investment securities, available- for-sale	$8,192	$—	$7	$8,185

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 4. Investments, Continued
The amortized cost and estimated fair value of fixed-maturity securities available-for-sale at December 31, 2006 and 2005, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2006
	Amortized
	Cost	Fair Value

	(Dollars in thousands)
Due in one year or less	$66,961	$66,933
Due after one year through five years	92,408	92,301
Due after five years through ten years	25,206	25,125
Due after ten years	8,023	8,010

	192,598	192,369

Mortgage-backed securities	869	839

Total fixed-maturity securities, available for sale	$193,467	$193,208

The following table sets forth the gross unrealized losses included in accumulated other comprehensive losses as of December 31, 2006 and 2005 related to available-for-sale fixed-maturity and equity securities. The table segregates investments that have been in a continuous unrealized loss position for less than 12 months from those that have been in a continuous unrealized loss position for twelve months or longer.

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2006	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

	(Dollars in thousands)
U.S. government and agencies	$40,426	$41	$—	$—	$40,426	$41

Obligations of states and political subdivisions	76,901	135	—	—	76,901	135
Corporate and other obligations	52,739	65	—	—	52,739	65
Mortgage-backed	839	30	—	—	839	30

Total fixed-maturity securities, available for sale	170,905	271	—	—	170,905	271

Equity securities	5,702	293	—	—	5,702	293

Total investment securities, available-for- sale	$176,607	$564	$—	$—	$176,607	$564

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 4. Investments, Continued

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2005	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

(Dollars in thousands)
U.S. government and agencies	$3,187	$7	$—	$—	$3,187	$7

Obligations of states and political subdivisions	—	—	—	—	—	—
Corporate and other obligations	—	—	—	—	—	—
Mortgage-backed	—	—	—	—	—	—

Total fixed-maturity securities, available for sale	3,187	7	—	—	3,187	7

Equity securities	—	—	—	—	—	—

Total investment securities, available-for- sale	$3,187	$7	$—	$—	$3,187	$7

There were 308 and 2 investments whose fair value is less than amortized cost at December 31, 2006 and 2005, respectively.
Due to fluctuations in interest rates, it is likely that, over the length of time a fixed-maturity security is held, there will be periods when the investment’s fair value will be less than its amortized cost, resulting in unrealized losses. To the extent the Company has the intent and ability to hold the investment for a longer period, the security’s fair value and amortized cost will tend to converge over time, reducing the size of any unrealized gains or losses. The Company determined that the decline in fair value for all of these securities was temporary based on the Company’s analysis of the securities, considering timing, liquidity, financial condition of the issuers, actual credit losses to date, severity of the impairment and the Company’s ability and intent to hold the securities until they mature.
The sources of investment income were as follows:

Year Ended December 31,	2006	2005	2004

	(Dollars in thousands)
Interest income on cash and cash equivalents	$1,084	$122	$54
Interest income on fixed-maturity securities	3,360	62	—
Interest income on other investments	12	—	—
Dividends	25	—	—
Realized gains on investments	84	26	—
Realized losses on investments	(98)	—	—

Investment income before investment expenses	4,467	210	54
Investment expenses	(118)	—	—

Total investment income	$4,349	$210	$54

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 4. Investments, Continued
Investments with a fair value of $116.3 million at December 31, 2006 were on deposit with various regulatory agencies as required by law. There were no investments on deposit with regulatory agencies at December 31, 2005. As of December 31, 2006 and 2005, respectively, investments with a fair value of $19.7 million and $9.1 million have been pledged as security under certain credit facilities as more fully described in Note 12 and Note 13.
Note 5. Deferred Policy Acquisition Costs
Changes in deferred policy acquisition costs are as follows:

As of December 31,	2006	2005	2004

	(Dollars in thousands)
Balance at beginning of period	$442	$1,414	$824

Policy acquisition costs deferred:
Commissions	6,657	1,450	2,030
Other	2,293	51	71

	8,950	1,501	2,101
Amortization of policy acquisition costs	(8,249)	(2,473)	(1,511)

Net change	701	(972)	590

Balance at end of period	$1,143	$442	$1,414

Note 6. Goodwill
The acquisition of Embarcadero resulted in the establishment of goodwill of $2.7 million. Under SFAS 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized but instead tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. Impairment testing will be performed using the fair value approach, which requires the use of estimates and judgment. If the carrying value of a reporting unit’s goodwill exceeds its fair value, the excess will be recognized as impairment and recorded as a charge against net income.
The Company will perform its annual impairment testing of goodwill in the fourth quarter of 2007.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 7. Fixed Assets
Fixed assets are stated at cost less accumulated depreciation and amortization and are summarized as follows:

As of December 31,	2006	2005

	(Dollars in thousands)
Furniture, fixtures and computer equipment	$1,351	$1,222
Computer software	703	—
Automobiles	101	101
Leasehold improvements	332	299

	2,487	1,622
Less accumulated depreciation and amortization	(913)	(651)

	$1,574	$971

Depreciation and amortization expense for the year ended December 31, 2006 was $280 thousand, of which $60 thousand was attributable to amortization of capitalized software. Depreciation expense for the years ended December 31, 2005 and 2004 was $226 thousand and $189 thousand, respectively. There was no amortization of capitalized software in 2005 and 2004.
Note 8. Loans Receivable
The following loans receivable are included in other assets on the accompanying balance sheets:

As of December 31,	2006	2005

	(Dollars in thousands)
Working capital loan to a general agent and its principals in connection with a self-insured group managed by CRM CA, which consisted of monthly advances from November, 2003 through June, 2004 totalling $469 thousand, at which time monthly payments of $14 thousand, including principal and interest at 6% over 36 months, commenced.	$—	$372

Employee loans for non-officers of varying amounts, with repayment terms extending to 2008 and bearing interest up to 6%.	36	40

	$36	$412

Interest on loans receivable is recorded on the accrual basis except for loans in default. No interest is accrued on loans in default.
The working capital loan was written off against selling general and administrative expenses in the third quarter of 2006 pursuant to a settlement agreement with the general agent as more fully described in Note 21.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 9. Losses and Loss Adjustment Expenses
Majestic
In order to refine loss reserve estimates, management analyzes Majestic’s claims data using actuarially acceptable methods of predicting future liabilities based upon historical results. These methods look at historical paid losses at various points in time, claim counts and average costs of incurred losses, counts and average values of unpaid losses, as well as variations of such techniques. Estimates of ultimate claims liability for each accident year are derived using such techniques and the ultimate estimated claims liability for prior accident years is adjusted during the year only to the extent that there is enough overall evidence that events have occurred that would result in a material change in its prior year estimate of ultimate claims liability.
In addition, for the most current accident year, Majestic uses a loss ratio method that starts with the projected loss ratios for each line of business, estimated from the prior accident year, adjusted for projected wage inflation, loss cost inflation, and pricing adjustments. This adjusted loss ratio is applied to the earned premium for the current accident year to derive the ultimate estimated claims liability for the current accident year which becomes one of the components of the overall estimated claims liability. These estimates are reviewed quarterly and are adjusted throughout the current year whenever there is enough overall evidence that one or more of the assumptions used have changed such as to materially impact the total estimated ultimate liability for claims reported on the Company’s balance sheet. Additional factors that influence the incurred losses and loss adjustment expenses for a given period include the number of exposures covered in the current year, trends in the frequency and severity of claims, or changes in the cost of adjusting claims.
At the end of each accident year, Majestic’s independent third party actuary conducts a complete analysis of the claims data and provides a report indicating whether the estimate of the reserves for losses and loss adjustment expenses as reported on the balance sheet is a reasonable estimate of Majestic’s ultimate liability. The actuarial techniques employed by the independent actuary recognize, among other factors, Majestic’s claims experience, the industry’s claims experience, historical trends in reserving patterns and loss payments, the impact of claim inflation, the pending level of unpaid claims, the legislative reforms affecting workers’ compensation, and the environment in which insurance companies operate.
Twin Bridges
As a reinsurer, Twin Bridges establishes reserves for losses and loss adjustment expenses under applicable insurance laws and regulations and U.S. generally accepted accounting principles. The Company uses the same methodologies discussed above to determine Twin Bridges’ loss reserves, with some minor exceptions that are discussed below.
Unlike Majestic, Twin Bridges has a short operating history and has only been in existence since December, 2003. Since Twin Bridges began operations, only eight claims have been reported and there have been no paid losses. This short operating history provides Twin Bridges with a limited loss experience and a relatively small population of underlying risks, as compared to other insurers and reinsurers. Accordingly, Twin Bridges’ loss reserve estimates are more susceptible to an increased likelihood that actual results may not conform to estimates.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 9. Losses and Loss Adjustment Expenses, Continued
Since Twin Bridges has a very limited loss development experience, the independent external actuary has had to rely heavily on expected losses. These expected losses are determined by the application of an industry excess loss factor to an average pure premium for each self insured group, which is then multiplied by the earned payroll for the applicable policy period. This calculation produces a point estimate and a reasonable range of expected outcomes. In view of the inherent variability of these estimates, Management has decided to establish the reserve for losses and loss adjustment expenses at a level that approximates the mid range of the actuary’s expected outcomes. This methodology produced an amount that is higher than the actuary’s point estimate by approximately $1.7 million as of December 31, 2006.
The methods for making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any adjustments resulting are reflected in current operations.
Activity in the reserve for losses and loss adjustment expenses is as follows:

As of December 31,	2006	2005	2004

	(Dollars in thousands)
Gross liability beginning of period	$6,280	$2,696	$168
Loss reinsurance recoverable	—	—	—

Net liability at beginning of period	6,280	2,696	168
Acquisition of Embarcadero	112,666	—	—

Net liability at beginning of period, as adjusted	118,946	2,696	168

Incurred losses and LAE relating to:
Current year	14,012	3,584	2,528
Prior years	(3,522)	—	—

Total incurred losses and LAE	10,490	3,584	2,528

Paid losses and LAE relating to:
Current year	(2,129)	—	—
Prior years	(2,598)	—	—

Total paid losses and LAE	(4,727)	—	—

Net liability at end of period	124,709	6,280	2,696
Plus reinsurance recoverable	28,913	—	—

Gross liability at end of period	$153,622	$6,280	$2,696

As a result of changes in estimates of insured events in the prior years, the reserve for losses and loss adjustment expenses decreased by $3.5 million in 2006, of which $1.9 million is attributable to the reinsurance segment and $1.6 million is attributable to the primary insurance segment.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 9. Losses and Loss Adjustment Expenses, Continued
Since Twin Bridges has no historical experience, prior year losses were estimated based on industry data and resulted in reinsurance loss ratios ranging from 39% to 66%. Twin Bridges has not experienced significant losses since its inception and currently has eight open claims. Management has reevaluated the loss ratio and established, based on the methodology discussed above, an overall estimate of 32%, which resulted in favorable loss development for policy years 2003, 2004 and 2005. Majestic has experienced favorable loss development as a result of favorable loss cost trends in the California market. The favorable development in 2006 was predominantly from accident year 2005, where reported indemnity claims and average cost per claim developed better than expected.
Note 10. Primary Insurance
A summary of the effect of primary reinsurance activities is as follows:

As of December 31,	2006	2005	2004

	(Dollars in thousands)
Written premiums	$7,902	$—	$—
Earned premiums	8,374	—	—
Losses and loss adjustment expenses incurred	8,164	—	—
Note 11. Reinsurance Ceded
The Company purchases reinsurance to reduce its maximum potential loss on individual risks and to protect against possible catastrophes. Reinsurance does not legally discharge the ceding insurer from primary liability for the full amount due under the reinsured policies. However, the assuming reinsurer is fully obligated to indemnify the ceding company to the extent of the coverage ceded. The Company participates in an excess of loss coverage program, under which the reinsurer reimburses the Company for losses and loss adjustment expenses over $600 thousand up to $50 million per occurrence. The Company is liable for losses and loss adjustment expenses that exceed $50 million up to statutory limits. These agreements expire on June 30, 2007, and as of December 31, 2006, 10 reinsurers participate in the program.
A summary of the effect of reinsurance ceded is as follows:

As of December 31,	2006	2005	2004

	(Dollars in thousands)
Written premiums	$(758)	$—	$—
Earned premiums	(753)	—	—
Losses and loss adjustment expenses incurred	3,198	—	—

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 11.	Reinsurance Ceded, Continued

Total amounts recoverable from reinsurers were $30.7 million as of December 31, 2006, which included $1.4 million relating to losses paid by Majestic and billed to reinsurers. The reinsurers representing the largest balances of the aforementioned reinsurance recoverable as of December 31, 2006 were as follows:

			Total Gross
	Unpaid	Paid	Reinsurance
	Losses	Losses	Recoverable
	(Dollars in thousands)
Hannover RK-NS	$21,024	$990	$22,014
Dorinco Reinsurance Co.	2,357	26	2,383
The St. Paul Fire & Marine Insurance Co.	1,524	35	1,559
Lloyd’s Underwriters	1,136	67	1,203
Lloyds of Lond — DP Mann Ltd.	1,000	22	1,022
Others	1,872	273	2,145

	$28,913	$1,413	$30,326

Included in reinsurance recoverable as of December 31, 2006 are prepaid reinsurance premiums as follows:

(Dollars in thousands)
Hannover RK-NS	$158
Aspen Insurance — UK	57
Dorinco Reinsurance Co.	50
Lloyd’s — Liberty Syndicate UK	34
Lloyd’s — Wellington UW	31
Others	93

$423

At December 31, 2006, the Company held collateral under related reinsurance agreements in the form of letters of credit totaling $21.3 million that may be drawn against any amounts remaining unpaid for more than 120 days. At December 31, 2006, no amounts were drawn under the letters of credit.

Note 12.	Reinsurance Assumed

Twin Bridges reinsures a portion of the excess coverage obtained by the self-insured groups managed by CRM and CRM CA (the “Groups”). Under the reinsurance agreement that expired on November 30, 2005, Twin Bridges reinsured 50% of the risks NY Marine & General underwrote and received 50% of the premiums paid to NY Marine & General by these Groups. Twin Bridges allowed a ceding commission of 28% of assumed premium to cover acquisition, general and administrative expenses, a further 2% for stop-loss coverage and 1% to cover the U.S. federal excise tax, or a total of 31% of assumed premiums. The stop loss coverage limits the Company’s losses to 181.16% of assumed premiums, net of the ceding commissions, the cost of the stop-loss coverage and the U.S. federal excise tax. NY Marine & General in turn paid a 20% commission to CRM for the excess workers compensation coverage placed with NY Marine & General by CRM or CRM CA, as described in Note 1.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 12.	Reinsurance Assumed, Continued

Pursuant to the December 2005 NY Marine & General Agreement, NY Marine & General offered full statutory excess coverage for losses and loss adjustment expenses in excess of $500 thousand per occurrence for most of the Groups. Under this agreement, Twin Bridges reinsures 70% of the excess coverage in exchange for 70% of the premiums paid by the Groups. Twin Bridges allows NY Marine & General ceding commissions of 23.5% of the assumed premiums to cover its acquisition, general and administrative expenses and an additional 3.45% to cover taxes, board fees and other such costs. NY Marine & General in turn pays a commission of 15% of gross premiums to CRM and CRM CA as described in Note 1. NY Marine & General sought reinsurance from other insurers to cover 100% of losses and loss adjustment expenses in excess of $5 million per occurrence up to $50 million per occurrence, as well as reinsurance of losses and loss adjustment expenses in excess of $3 million per occurrence up to a per occurrence limit of $5 million, subject to an annual aggregate deductible of $3 million. NY Marine & General and Twin Bridges shares proportionately the layer in excess of $50 million up to statutory limits. The excess reinsurance secured by NY Marine & General inures to the benefit of Twin Bridges proportionately to its 70% quota share participation. For this Twin Bridges cedes a premium of approximately 11% of the gross premiums it assumes from NY Marine & General.

The December 2005 NY Marine & General Agreement also provides for frequency coverage of $2 million, with attachment points at various levels determined by the groups’ funded premiums. The agreement also provides for Twin Bridges to assume 100% (rather than 70%) of direct losses if the net loss ratio after reinsurance recoveries exceeds 70%. The higher participation rate will continue until the net loss ratio after reinsurance recoveries equals 90%, when Twin Bridges’ participation will revert to 70%.

The Company is required to guarantee Twin Bridges’ performance of its obligations under the December 2005 NY Marine & General Agreement, subject to regulatory approval, if required.

As of January 1, 2007, the December 2005 NY Marine & General Agreement was terminated as to new business and will continue only to operate on a run-off basis. While in run-off, the Company remains liable for losses that are incurred during the term of the groups’ policies in accordance with the terms of the December 2005 NY Marine & General Agreement.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 12.	Reinsurance Assumed, Continued

Effective January 1, 2007, Majestic will provide excess coverage to the Groups. Pursuant to a quota share agreement, Twin Bridges reinsures 90% of the coverage which Majestic provides to the groups net of liability ceded to unaffiliated reinsurers and receives 90% of the premiums paid to Majestic by the groups net of premiums paid to unaffiliated reinsurers. Twin Bridges’ liabilities under the quota share reinsurance agreement, however, are capped at specific levels. First, for excess coverage, Twin Bridges reinsures 90% of the losses and loss adjustment expenses in excess of the group’s retention (currently $500 thousand) up to a per occurrence limit of $2 million. Second, for the frequency coverage, Twin Bridges reinsures 90% of Majestic’s policy coverage to the groups up to $2 million per policy. Third, for employers’ liability coverage, Twin Bridges reinsures 90% of Majestic’s policy coverage up to a per occurrence limit of $2 million. Twin Bridges allows Majestic a ceding commissions of 15% on all ceded premiums to cover Majestic’s costs associated with the policies, including dividends, commissions, taxes, assessments and all other expenses, except for loss adjustment expenses. Majestic in turn pays a commission of 10% of gross premiums to CRM and CRM CA as described in Note 1. Twin Bridges is required to provide Majestic with security to secure the reinsurance obligations, which may consist of a bank-issued letter of credit, a reinsurance trust fund for the benefit of Majestic or cash.

For losses in excess of these levels, Majestic has obtained reinsurance pursuant to its existing excess of loss reinsurance program as described in Note 11. Under this program, Majestic will be reimbursed by the unaffiliated reinsurers participating in the programs for all losses in excess of $2 million up to a per occurrence limit of $50 million with respect to the excess coverage provided by Majestic to the groups. Majestic and Twin Bridges share proportionately the layer in excess of these reinsurance limits to the statutory limits, under the quota share agreement between Majestic and Twin Bridges.

A summary of the effect of reinsurance premiums assumed consisted of the following:

For the Year Ended December 31,	2006	2005	2004
	(Dollars in thousands)
Written premiums	$25,113	$5,076	$7,105
Earned premiums	23,082	8,362	5,110
Losses and loss adjustment expenses incurred	5,525	3,584	2,528
The reinsurance agreements between Twin Bridges and NY Marine & General require Twin Bridges to provide certain collateral to secure its obligations to NY Marine & General. Letters of credit totaling $31.7 million and $14.6 million as of December 31, 2006 and 2005, respectively, were issued under the letter of credit facilities described in Note 13. Of these letters of credit, $25.4 and $9.1 million were secured by investments and cash and cash equivalents as of December 31, 2006 and 2005, respectively, pursuant to the Secured Letter of Credit Facility. The balance of the letters of credit outstanding on those dates was issued pursuant to the Unsecured Letter of Credit Facility.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 13.	Credit Facilities

On June 30, 2006, CRM amended its existing credit facility (the “Amended Revolving Credit Facility”) with KeyBank National Association (“KeyBank”). The Amended Revolving Credit Facility is for $5.0 million and has an expiration date of June 30, 2007 and renews the existing $5.0 million credit facility that expired June 30, 2006. There were no borrowings under the Amended Revolving Credit Facility for the year ended December 31, 2006. The weighted average interest rates on borrowings for the years ended December 31, 2005 and 2004 were 6.6% and 4.4%, respectively.

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

In addition, Twin Bridges amended its second letter of credit loan facility with KeyBank (the “Amended Secured Letter of Credit Facility”) on June 30, 2006. Under the Amended Secured Letter of Credit Facility, Twin Bridges is entitled to draw letters of credit in the principal amount of up to $9.0 million. The Amended Secured Letter of Credit Facility expires June 30, 2007 and replaces the existing $7.5 million credit facility that expired June 30, 2006. The amendment also modifies the fee that Twin Bridges pays from 0.75% to 0.35% of the principal amount of each letter of credit drawn. Any letter of credit issued under the Amended Secured Letter of Credit Facility is secured by investments, cash and cash equivalents held in a carrying value of equal amount. See Note 12 for the balance of letters of credit issued pursuant to these facilities.

Note 14.	Long-Term Debt and Other Secured Borrowings

In connection with the financing of the acquisition of Embarcadero on November 14, 2006, which is more fully described in Note 2, CRM USA Holdings issued $36.1 million of junior subordinated debt obligations (“Junior Debt”) in exchange for $35.0 million in aggregate proceeds from the sale of CRM USA Holdings Trust I (“Trust”) capital securities and $1.1 million of Trust common securities. The Junior Debt matures December 15, 2036 and bears interest at a fixed rate of 8.65% until December 15, 2011. After such date, the interest rate will adjust quarterly at a fixed spread of 3.65% above 3-month London Interbank Offer Rate (“LIBOR”) per annum. The capital and common securities of the Trust, totaling $36.1 million, represent undivided beneficial ownership interests in the assets of the Trust, have no stated maturity and must be redeemed upon maturity of the corresponding series of Junior Debt securities – the sole assets of the Trust. The Trust will make quarterly distributions on the capital and common securities at a fixed annual rate of 8.65% until December 15, 2011 and after such date at a fixed spread of 3.65% above 3-month LIBOR per annum.

The common securities are held by CRM USA Holdings and represent 100% of the issued and outstanding common securities of the Trust. They are reflected as investment in unconsolidated subsidiary in the Company’s consolidated balance sheet. The Trust is a VIE in accordance with FIN 46 and FIN 46(R). CRM USA Holdings does not consolidate its interest in CRM USA Holdings Trust I as it is not the primary beneficiary of the Trust.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 14.	Long-Term Debt and Other Secured Borrowings, Continued

The Company and CRM USA Holdings have guaranteed the repayment of the capital securities. In addition, the payments of all amounts due on the Junior Debt are guaranteed by the Company. These guarantees will remain in place until the full redemption of the capital securities and Junior Debt.

In connection with the offering, CRM USA Holdings incurred approximately $1.2 million of issuance costs which have been capitalized and included in other assets. These costs are being amortized using the straight-line method over the respective term of the related Junior Debt.

Embarcadero holds an $8.0 million floating rate senior debt obligation (“Senior Debt”). The Senior Debt matures May 23, 2033 and bears interest at a floating rate of 4.2% over 3-month LIBOR per annum. The interest rate may not exceed 12.5% commencing on May 22, 2008 through the maturity of the Senior Debt. Interest is payable on a quarterly basis and the Senior Debt may be called solely at Embarcadero’s option beginning May 23, 2008.

The Company also had various other secured borrowings consisting of capital leases for equipment and automobiles with varying maturity dates through 2007.

As of December 31, the Company’s long term debt and other secured borrowings are as follows:

			December 31,
	Weighted
	Average
	Interest
	Rate	Maturity	2006	2005
			(Dollars in thousands)
Junior subordinated debt obligation	8.65%	2036	$36,083	$—
Senior debt obligation	9.58%	2033	8,000	—
Capital lease obligations	—	—	32	83

			$44,115	$83

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 15.	Income Taxes

The significant components of the consolidated provision for income taxes for the years ended December 31, 2006, 2005 and 2004 were as follows:

Year Ended December 31,	2006	2005	2004
	(Dollars in Thousands)
Current income tax provision
Federal	$1,709	$60	$—
State and local	198	8	—

	1,907	68	—

Deferred tax benefit
Federal	(325)	(4)	—
State and local	(6)	(1)	—

	(331)	(5)	—

Total income tax provision	$1,576	$63	$—

The income tax provision differs from the amount computed by applying the U.S. Federal income tax rate of 35% to income before taxes as a result of the following:

Year Ended December 31,	2006	2005	2004
	(Dollars in Thousands)
Theoretical Federal income tax at statutory rate of 35%	$5,541	$2,568	$2,032
Tax-free Bermuda-domiciled income	(3,663)	(622)	(310)
Income attributable to pre-restructuring LLCs taxed in the hands of its members prior to the IPO date	(347)	(1,887)	(1,722)
State income taxes net of federal benefit	118	8	—
Tax-exempt investment income	(78)	—	—
Other	5	(4)	—

Income tax provision	$1,576	$63	$—

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 15.	Income Taxes, Continued

Deferred income taxes represent the tax effect of the differences between the book and tax basis of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following:

Years Ended December 31,	2006	2005	2004
	(Dollars in Thousands)
Deferred income tax assets:
Fixed assets	$14	$—	$—
Employee stock compensation	184	5	—
Reserve for losses and loss adjustment expenses	6,298	—	—
Unearned premiums	600	—	—
Other	338	—	—

Gross deferred income tax assets	7,434	5	—

Deferred income tax liabilities:
Net unrealized investment gains	138	—	—
Deferred policy acquisition costs	540	—	—
Other	(47)	—	—

Gross deferred income tax liabilities	631	—	—

Net deferred tax assets	$6,803	$5	$—

CRM USA Holdings believes that its net deferred tax assets will be fully recognized in future periods and, therefore, has not established a valuation allowance with respect to such assets as of December 31, 2006 and 2005.

Note 16.	Shareholders’ and Members’ Equity

For periods subsequent to the restructuring and IPO, holders of common shares are entitled to one vote per share, subject to a mechanism in the Company’s bye-laws whereby the maximum voting rights of any one shareholder or group of shareholders is limited to 9.9%. Application of this mechanism is subject to the discretion of the board of directors.

Holders of Class B shares have the same rights and privileges as holders of common shares, except they have no general right to vote. The Class B shares are exchangeable into common shares at any time, provided that certain voting percentage limits are not breached or adverse tax consequences to the Company do not result.

CRM Holdings was incorporated in Bermuda on September 7, 2005, and issued 1.2 million common shares for $12 thousand to Reid Finance Limited, an affiliate of Appleby Spurling Hunter. All the shares held by Reid Finance Limited were purchased by CRM Holdings in connection with the restructuring of the Company for $12 thousand. These 1.2 million shares were retired, and are no longer outstanding.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 16.	Shareholders’ and Members’ Equity, Continued

Effective December 27, 2005, immediately prior to the closing of the IPO, the former owners of the Pre-restructuring LLCs and Twin Bridges contributed all of their interests in these entities to the Company in a series of transactions. The former shareholders of Twin Bridges and members of the Pre-restructuring LLCs ultimately received a total of 9.5 million common shares and 0.8 million Class B shares in exchange for, and in the same proportion as, their ownership interests in the Pre-restructuring LLCs and Twin Bridges. Total shares issued and outstanding as a result of the IPO and the restructuring were 15.5 million common shares and 0.8 million Class B shares.

Prior to the restructuring and IPO, the Pre-restructuring LLCs were limited liability companies which do not have outstanding shares. Rather, ownership was evident through membership agreements.

Prior to the restructuring and IPO, Twin Bridges had issued 120 thousand common shares for $120 thousand and also received $880 thousand as contributed surplus and not in respect of subscription for shares. The authorized share capital of Twin Bridges was 120 thousand common shares with a par value of $1 per share, of which 120 thousand shares were issued and outstanding as of December 31, 2004.

Prior to the restructuring and IPO, the underlying shareholders and ownership interest of Twin Bridges were substantially equivalent to the members and ownership interest of the Pre-restructuring LLCs.

Note 17.	Commitments

The Company leases vehicles, office space and office equipment under various operating lease agreements. Some of these leases contain rent adjustment provisions to compensate the lessor for increases in operating costs. Total minimum future lease payments under these leases are as follows:

As of December 31,
(Dollars in thousands)
2007	$1,585
2008	1,459
2009	1,230
2010	1,096
2011	924
Thereafter	11,596

Total	$17,890

Rent expense was approximately $617 thousand, $469 thousand and $313 thousand for the years ended December 31, 2006, 2005 and 2004, respectively.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 17.	Commitments, Continued

The Company has entered into a lease agreement for new office facilities in Poughkeepsie, New York. The term of the lease is expected to commence in the fourth quarter of 2007 when construction is substantially complete and the building is available for occupancy. The lease term is fifteen years with options to renew for two additional five year terms. The lease also provides for an option to purchase the building. The option is exercisable 120 days prior to the anticipated occupancy. The option price is approximately $3.5 million plus all documented out-of-pocket constructions after May 1, 2005. If we fail to exercise this initial option, we have an additional option to purchase the building during the first two years of our lease for the fair market value of the property, which will not be less than $3.5 million plus the costs incurred by the landlord in developing and constructing the building.

Majestic purchased annuities from life insurers under which the claimants are payees. These annuities have been used to reduce unpaid losses by $5 million as of December 31, 2006. Majestic has a contingent liability of $17 million should the issuers of these annuities fail to perform under the terms of the annuities.

In December, 2006 Martin D. Rakoff, the Company’s Co-Chief Executive Officer and Deputy Chairman of the Board, resigned as a director and officer. The Company entered into a separation agreement with Mr. Rakoff under which the Company:
•	Agreed to pay the cost of registering Mr. Rakoff’s shares in the Company for the purposes of selling such shares;

•	Will make cash payments of $3.3 million in 16 equal quarterly installments commencing January, 2007 through December, 2010 in return for a covenant not to compete with the Company and not to solicit the Company’s clients and employees for the same period; and

•	Will pay medical and life insurance benefits for up to three years.
The company recorded expenses relating to the registration of Mr. Rakoff’s shares of $0.9 million for the year ended December 31, 2006. The payments in respect of the non-compete/non-solicitation covenant will be recognized prospectively as the obligation to make the payments are contingent on Mr. Rakoff continuously providing the covenant until December 31, 2010.

Note 18.	Employee Benefit Plans

The Company and its subsidiaries sponsor defined contribution plans for substantially all employees under which a portion of employee contributions are matched. The Company contributed $138 thousand, $46 thousand and $31 thousand for the years ended December 31, 2006, 2005 and 2004, respectively.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 19.	Share-Based Compensation

The Company recorded stock-based compensation expense of $363 thousand and $8 thousand net of income tax benefits of $177 thousand and $5 thousand during the years ended December 31, 2006 and 2005, respectively. No stock-based compensation was recorded for the year ended 2004 as the Company’s IPO was not effective until December 27, 2005. These amounts are compensation in the form of shares of restricted stock in accordance with the 2005 Long-Term Incentive Plan. Restricted stock issued under the plan has terms set by the compensation committee, and contain certain restrictions relating to, among other things, vesting and forfeiture in the event of termination of employment. The fair value of the shares awarded is calculated using the market price on the date of grant. At December 31, 2006 there was $2.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.6 years.

Following is a summary of non-vested shares as of December 31, 2006 and changes during the year:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Balance, December 31, 2005	89,579	$13.00
Granted during the year	158,227	$9.43
Vested during the year	(29,868)	$13.00
Forfeited during the year	(7,345)	$11.37

Balance, December 31, 2006	210,593	$10.38

Note 20.	Related Parties

The Company conducts business with an insurance broker whose owners include one of the Company’s directors and a member/owner of the Pre-restructuring LLCs. The Company pays the broker fees for business placed with several of the self insurance groups managed by the Company. In addition, the Company leases office space and purchases various liability, property and casualty insurance coverage from the broker.

The following table represents amounts paid to the broker for services rendered:

For the years ended December 31,	2006	2005	2004
	(Dollars in thousands)
Fees paid to general agents and brokers	$238	$234	$229
Other operating expenses	88	48	40

	$326	$282	$269

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 20.	Related Parties, Continued

Compensation Risk Managers Agency Captive, LLC, (“Agency Captive”), was a licensed insurance broker that shared common ownership with the members of the Pre-restructuring LLCs. Agency Captive was originally formed to underwrite a business unrelated to the self-insured groups managed by CRM or CRM CA and originally held the brokerage license that CRM and CRM CA used to place excess coverage with U.S. admitted insurers and surety bonds on behalf of the Groups they manage. Agency Captive received brokerage commissions which were then fully remitted to CRM or CRM CA, as applicable. The brokerage license was owned by Daniel G. Hickey Jr., the Company’s Chief Executive Officer and Chairman of the Board. On January 9, 2006 CRM became the successor in interest to Agency Captive’s license, following which brokerage commissions are paid directly to CRM.

There were no guaranteed payments and bonuses to the members of the Pre-restructuring LLCs for the year ended December 31, 2006. Included in selling, general and administrative expenses are guaranteed payments and bonuses to the members of the Pre-restructuring LLCs totaling $2.5 million and $2.27 million for the years ended December 31, 2005 and 2004, respectively.

Note 21.	Contingencies

In April 2005, Cornerstone Program Management & Insurance Services (“Cornerstone”), the former general agent for Contractors Access Program of California, Inc. (“CAP”), a self-insured group administered by CRM CA, commenced litigation against CAP, CRM and CRM CA. A full and final confidential settlement was reached on September 6, 2006. All settlement payments due to date have been paid, and the litigation has been dismissed. CRM recovered $1.75 million under a general liability and errors and omissions policy, which was contributed to CAP as part of the settlement agreement, and $675 thousand under a directors’ and officers’ policy, which was contributed toward the settlement amount. In the event that insurance proceeds and any recoveries from third parties are insufficient to cover all payment obligations of CAP under the settlement agreement, it is reasonably possible that CAP may seek indemnification from CRM or the Company for its losses. On December 20, 2006, CRM received a request from CAP to enter into discussions regarding the contribution by CRM of amounts paid by CAP under the settlement agreement. It is not possible to estimate the ultimate liability, if any, should CAP request that CRM contribute the full amount paid under the settlement. The amount paid by CAP, net of insurance proceeds, is $4.25 million.

CRM expects to enter into discussions regarding settlement of the matter, and may enter into settlement agreements, if it believes that a settlement is in the best interests of its shareholders. The matter, if decided adversely to or settled by CRM may result in a liability material to its financial condition or results of operations

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 22.	Fair Value of Financial Instruments

SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires companies to disclose the fair value information about their financial instruments. SFAS No. 107 excludes certain insurance related financial assets and liabilities and all non-financial instruments from its disclosure requirements.

The estimated fair value of available-for-sale securities is estimated and reported in the accompanying balance sheets, which approximate their fair value. Because of the short-term nature of short-term investments, cash and cash equivalents, and premiums and other accounts receivable, their carrying values approximate their estimated fair value. Long-term debt and other secured borrowings bear variable interest rates, thus their carrying values approximate their fair value.

Note 23.	Statutory Requirements

Under the Insurance Act 1978 of Bermuda and related regulations (the “Act”), Twin Bridges is required to prepare Statutory Financial Statements and to file a Statutory Financial Return. The Act also requires Twin Bridges to meet certain minimum capital and surplus requirements.

Statutory capital and surplus as reported under the Act is different from shareholder’s equity as determined in conformity with accounting principles generally accepted in the United States of America (“GAAP”) due to certain items that are capitalized under GAAP but expensed under the Act.

At December 31, 2006 and 2005, the reconciling items are as follows:

As of December 31,	2006	2005
	(Dollars in thousands)
Shareholders’ equity, per GAAP	$55,467	$50,904

Reconciling items:
Prepaid expenses	(195)	—
Deferred policy acquisition costs	(1,064)	(442)

Statutory capital and surplus, per the Act	$54,208	$50,462

Required minimum statutory capital and surplus, per the Act	$4,050	$1,015

Twin Bridges is also required to maintain a minimum liquidity ratio, whereby the value of its relevant assets must be not less than 75% of its relevant liabilities. Twin Bridges met this test at December 31, 2006 and 2005.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 23.	Statutory Requirements, Continued

Twin Bridges is prohibited from declaring or paying any dividends during the current or subsequent financial year if the declaration or payment of such dividends would cause it to fail to meet its solvency margin or minimum liquidity ratio. Twin Bridges is prohibited, without prior approval from the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, or from paying a dividend if there are reasonable grounds for believing that it is or would be unable to pay its liabilities as they become due, or if the realizable value of its assets would be less than its liabilities and shareholders’ equity.

Each US domestic insurance company’s state of domicile imposes minimum risk-based capital requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). The formulae for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital to authorized risk-based capital, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The NAIC provides authoritative guidance on current statutory accounting practices by promulgating a codified set of statutory accounting practices which the California Department of Insurance requires Majestic to follow. Majestic exceeded the minimum risk-based capital requirements as of December 31, 2006.

The following is a summary of Majestic’s statutory net income for the years ended December 31, 2006, 2005 and 2004 and the statutory capital and surplus as of December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(Dollars in thousands)
Statutory net income	$8,076	$8,383	$4,508
Statutory capital and surplus	53,211	43,368	36,922
Under the California Insurance Code, Majestic may make dividend distributions in a given year without prior approval of the Insurance Commissioner to a maximum of the greater of its statutory net income for the preceding year or 10% of its unassigned surplus at the beginning of its fiscal year. Since its acquisition by the Company, Majestic has not made any such distributions. In 2006, 2005 and 2004, Majestic paid dividends of $1.1 million, $1.35 million and $1.5 million, respectively, to Embarcadero.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 24.	Segment Information

The Company historically operated as three reportable segments, Fee-Based Management Services, Reinsurance and Corporate and Other. Upon the acquisition of Embarcadero in November 2006, the Company began operating in a fourth business segment, Primary Insurance. The Company evaluates each segment based on fees and commission income, primary insurance premiums earned, reinsurance premiums earned or investment income, as applicable, and expenses that are associated with, and directly related to, each segment. The determination for the Fee Based Management Services, Primary Insurance and Reinsurance segments was based on the Company’s methodology for monitoring the performance of the self-insured group business, primary insurance and reinsurance operations. The Corporate and Other segment reflects primarily investment income, expenses, investments, cash and cash equivalents and long-term debt that are not allocable to the three operating segments. Accounting policies of the segments are the same as those of the Company. There are no revenue generating transactions between the segments through December 31, 2006.

The following tables set forth the Company’s revenues, expenses, income before taxes and total assets by business segment and combined:

	For the year ended ended December 31, 2006
	Fee-Based			Corporate
	Management	Primary		and
	Services	Insurance	Reinsurance	Other	Total
		(Dollars in thousands)
Revenues:
Management fees	$33,275	$—	$—	$—	$33,275
Commissions	6,722	—	—	—	6,722
Net premiums earned	—	7,736	22,966	—	30,702
Investment income	128	850	2,654	717	4,349

Total revenues	40,125	8,586	25,620	717	75,048

Expenses:
Underwriting expenses	—	6,367	12,372	—	18,739
Interest expense	33	—	—	500	533
Depreciation and amortization	266	14	—	—	280
Operating expenses	34,969	997	666	3,032	39,664

Total expenses	35,268	7,378	13,038	3,532	59,216

Income before taxes	$4,857	$1,208	$12,582	$(2,815)	$15,832

Total Assets	$7,111	$217,564	$71,383	$10,295	$306,353

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements
Note 24. Segment Information, Continued

	For the year ended ended December 31, 2005
	Fee-Based
	Management	Primary		Corporate and
	Services	Insurance	Reinsurance	Other	Total
	(Dollars in thousands)
Revenues:
Management fees	$30,540	$—	$—	$—	$30,540
Commissions	5,955	—	—	—	5,955
Net premiums earned	—	—	8,362	—	8,362
Investment income	32	—	166	12	210

Total revenues	36,527	—	8,528	12	45,067

Expenses:
Underwriting expenses	—	—	6,057	—	6,057
Interest expense	107	—	—	—	107
Depreciation and amortization	226	—	—	—	226
Operating expenses	30,634	—	394	311	31,339

Total expenses	30,967	—	6,451	311	37,729

Income before taxes	$5,560	$—	$2,077	$(299)	$7,338

Total Assets	$5,104	$—	$59,360	$19,443	$83,907

	For the year ended ended December 31, 2004
	Fee-Based
	Management	Primary		Corporate and
	Services	Insurance	Reinsurance	Other	Total
	(Dollars in thousands)
Revenues:
Management fees	$23,510	$—	$—	$—	$23,510
Commissions	4,146	—	—	—	4,146
Net premiums earned	—	—	5,110	—	5,110
Investment income	33	—	21	—	54

Total revenues	27,689	—	5,131	—	32,820

Expenses:
Underwriting expenses	—	—	4,039	—	4,039
Interest expense	27	—	—	—	27
Depreciation and amortization	189	—	—	—	189
Operating expenses	22,553	—	206	—	22,759

Total expenses	22,769	—	4,245	—	27,014

Income before taxes	$4,920	$—	$886	$—	$5,806

Total Assets	$3,127	$—	$9,597	$—	$12,724

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 25. Quarterly Data (Unaudited)
Summarized below are the unaudited quarterly financial data for 2006 and 2005. For periods prior to the IPO, retroactive effect of the restructuring has been given to the calculation of common and Class B shares outstanding.

	Quarter Ended
				December
2006	March 31	June 30	September 30	31
	(Dollar amounts in thousands, except per share data)
Revenues
Fee-based management services	$9,695	$9,908	$10,053	$10,341
Net premiums earned	4,311	5,603	6,287	14,501
Investment income	783	857	944	1,765

Total revenues	14,789	16,368	17,284	26,607

Expenses
Losses and loss adjustment expenses	1,034	1,197	2,263	5,996
Fees paid to general agents and brokers	2,753	2,514	2,660	3,008
Policy acquisition costs	1,292	1,681	1,897	3,379
Selling, general and administrative expenses	6,710	6,695	6,558	9,046
Interest expense	29	2	1	501

Total expenses	11,818	12,089	13,379	21,930

Income before taxes	2,971	4,279	3,905	4,677
Provision for income taxes	(53)	557	563	509

Net income	$3,024	$3,722	$3,342	$4,168

Basic and fully diluted earnings per share	$0.19	$0.23	$0.21	$0.26

Weighted average shares outstanding:
Basic	16,247	16,247	16,247	16,248
Fully diluted	16,339	16,383	16,247	16,248

CRM Holdings, Ltd
Notes to Consolidated Financial Statements
Note 25. Quarterly Data (Unaudited), Continued

	Quarter Ended
				December
2005	March 31	June 30	September 30	31
	(Dollar amounts in thousands, except per share data)
Revenues
Fee-based management services	$7,660	$8,835	$9,705	$10,296
Net premiums earned	1,617	1,428	2,250	3,067
Investment income	21	33	62	94

Total revenues	9,298	10,296	12,017	13,457

Expenses
Losses and loss adjustment expenses	653	652	964	1,314
Fees paid to general agents and brokers	3,079	2,549	2,816	3,047
Policy acquisition costs	478	422	665	907
Selling, general and administrative expenses	4,133	4,751	5,087	6,106
Interest expense	3	26	13	65

Total expenses	8,346	8,400	9,545	11,439

Income before taxes	952	1,896	2,472	2,018
Provision for income taxes	—	—	—	63

Net income	$952	$1,896	$2,472	$1,955

Basic and fully diluted earnings per share	$0.09	$0.19	$0.24	$0.18

Weighted average shares outstanding:
Basic	10,247	10,247	10,247	10,965
Fully diluted	10,247	10,247	10,247	10,975

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
     For the year ended December 31, 2006, we conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Internal Control Over Financial Reporting
     The management of CRM Holdings, Ltd. is responsible for establishing and maintaining effective internal control over financial reporting. Our company’s internal control system was designed to provide reasonable assurance to the Company’s management and the Board of Directors regarding the preparation and fair presentation of published financial statements. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance with respect to financial statement preparation. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.
     Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management’s scope excluded the November 14, 2006 acquisition of Embarcadero Insurance Holdings and its subsidiaries that represent $217 million of consolidated total assets and $8.6 million of consolidated net revenue of CRM Holdings Ltd., in its consolidated financial statements as of and for the year ended December 31, 2006. Accordingly, management’s assessment as of December 31, 2006 does not include the internal control over financial reporting of those operations. Based on our assessment, we believe that, as of December 31, 2006, the company’s internal control over financial reporting is effective based on those criteria.
     Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Johnson Lambert & Co. LLP, the independent registered public accounting firm who also audited the company’s consolidated financial statements. Johnson Lambert & Co.’s attestation report on management’s assessment of the company’s internal control over financial reporting appears on page F-1 hereof.
Changes in Internal Control over Financial Reporting
     While there were no specific changes in internal controls identified during its most recently completed fiscal quarter, the Company completed the process begun in the first quarter of 2006 of implementing corrective actions necessary to address the material weakness identified in the Company’s December 31, 2005 Form 10-K filing. These year long actions included hiring additional qualified, experienced accounting personnel, segregating duties and responsibilities, documenting formal reviews and approvals of key controls, and use of an independent consulting firm to assist in identifying, documenting and testing our internal controls. The cumulative beneficial impact of these year long actions was realized upon satisfactory completion of testing of all internal controls for the most recent fiscal quarter. Consequently, these changes have materially affected the Company’s internal control over financial reporting as defined by Rule 13a-15(f) under the Exchange Act of 1934.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information called for by this Item and not provided herein will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2006, and such information is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
     The information called for by this item will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2006, and such information is incorporated herein by reference.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information called for by this item will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2006, and such information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information called for by this item will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2006, and such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information called for by this item will be contained in the Company’s Proxy Statement, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2006, and such information is incorporated herein by reference.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements
The following financial statements of CRM Holdings, Ltd. have been included in Part II, Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated balance sheets as of December 31, 2006 and 2005
Consolidated statements of income and comprehensive income for the years ended December 31, 2006; 2005; and 2004.
Consolidated statements of changes in shareholders’ and members’ equity for the years ended December 31, 2006; 2005; and 2004.
Consolidated statements of cash flows for the years ended December 31, 2006; 2005; and 2004.
Notes to consolidated financial statements.
2.	Financial Statement Schedules
The following financial statements schedules are filed as part of this report.
Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

Schedule	Title
I.	Summary of investments, other than investments in related parties, as of December 31, 2006.

II.	Condensed financial information of Registrant for December 31, 2006.

III.	Supplementary insurance information for the years ended December 31, 2006; 2005; and 2004.

IV.	Reinsurance for the years ended December 31, 2006; 2005; and 2004.

V.	Valuation and qualifying accounts.

VI.	Supplemental information concerning insurance operations for the years ended December 31, 2006; 2005; and 2004.
     The Report of Independents Registered Public Accounting Firm on Financial Statement Schedules and Financial Statement Schedules I, II, III, IV and VI for Compensation Risk Managers, LLC and its affiliates are included within the Item 8 – Financial Statements and Supplementary Data in this Annual report. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required, are not applicable or the information is included in the financial statements or notes thereto.

 Exhibits

Exhibit
Number	Description

2.1	Reorganization Agreement, by and among the Company, Compensation Risk Managers, LLC, Compensation Risk Managers of California, LLC, EIMAR, L.L.C., Twin Bridges, the individuals named therein and Village Holdings, LLC, dated December 7, 2005. Incorporated by reference to Exhibit 2.1 to the Annual Report on Form 10-K filed on March 29, 2006.

2.2	Stock Purchase Agreement, dated September 8, 2006, by and among Embarcadero, the shareholders of Embarcadero, the Company, and CRM USA Holdings Inc. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 11, 2006.

2.3	Amendment No. 1, dated November 14, 2006, to the Stock Purchase Agreement dated September 8, 2006, by and among Embarcadero, the shareholders of Embarcadero, the Company, and CRM USA Holdings Inc. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 14, 2006.

3.1	Memorandum of Association of the Company. Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed on March 29, 2006.

3.2	Bye-Laws of the Company. Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on March 29, 2006.

3.3	Amended and Restated Bye-Laws of the Company. Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed on March 29, 2006.

4.1	Specimen Common Share Certificate. Incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K on March 29, 2006.

4.2	Amended and Restated Declaration of Trust, dated as of November 14, 2006, among CRM USA Holdings, CRM Holdings, the Trust, The Bank of New York Delaware, as Delaware trustee, The Bank of New York Trust Company, National Association, as institutional trustee, and the administrators named therein, including the form of trust preferred securities which is an exhibit thereto. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 14, 2006.

4.3	Indenture, dated as of November 14, 2006, between CRM USA Holdings and The Bank of New York Trust Company, National Association, as trustee, including the form of debenture which is an exhibit thereto. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on November 14, 2006.

4.4	Guarantee Agreement, dated as of November 14, 2006, between CRM Holdings and The Bank of New York Trust Company, National Association, as trustee. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on November 14, 2006.

4.5	Guarantee Agreement, dated as of November 14, 2006, between CRM USA Holdings and The Bank of New York Trust Company, National Association, as trustee. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on November 14, 2006.

10.1	Employment Agreement, between the Company and Daniel G. Hickey, Jr., dated November 3, 2005. Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed on March 29, 2006.

10.2	Senior Debt Security Agreement of Embarcadero Insurance Holdings, Inc., dated May 22, 2003. Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on December 29, 2006.

10.3	Interest and Liabilities Contract to Workers’ Compensation and Employer’s Liability Proportional Reinsurance Agreement, between New York Marine & General Insurance Company and Twin Bridges (Bermuda) Limited, effective December 1, 2003. Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed on March 29, 2006.

10.4	Lease Agreement between Oakwood Partners L.L.C. and Compensation Risk Managers, LLC, dated August 5, 2005. Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on March 29, 2006.

10.5	Loan Agreement, dated October 28, 2004, between Compensation Risk Managers, LLC and KeyBank National Association. Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on March 29, 2006.

10.6	Amended and Restated Loan Agreement, dated May 5, 2005, between Compensation Risk Managers, LLC and KeyBank National Association (amending and restating the Loan Agreement, between Compensation Risk Managers, LLC and KeyBank National Association, dated October 28, 2004). Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on March 29, 2006.

10.7	Loan Agreement, between Twin Bridges (Bermuda) Ltd. and KeyBank National Association dated October 28, 2004 ($3 million loan). Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on March 29, 2006.

10.8	Loan Agreement, between Twin Bridges (Bermuda) Ltd. and KeyBank National Association dated October 28, 2004 ($7.5 million loan). Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed on March 29, 2006.

10.9	Amendment to Loan Agreement, dated June 30, 2005, between Twin Bridges (Bermuda) Ltd. and KeyBank National Association (amending the Loan Agreement between Twin Bridges (Bermuda) Ltd. and KeyBank National Association, dated October 28, 2004). Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed on March 29, 2006.

10.10	Amended and Restated Loan Agreement, dated October 3, 2005, between Twin Bridges (Bermuda) Ltd. and KeyBank National Association (amending and restating the Loan Agreement, dated October 28 and subsequently amended June 30, 2005). Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed on March 29, 2006.

10.11	Amended and Restated Loan Agreement, dated October 3, 2005, between Twin Bridges (Bermuda) Ltd. and KeyBank National Association (amending and restating the Loan Agreement dated October 28, 2004). Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed on March 29, 2006.

10.12	Amended and Restated Loan Agreement dated October 3, 2005, between Compensation Risk Managers, LLC and KeyBank National Association (amending and restating the Loan Agreement between Compensation Risk Managers, LLC and KeyBank National Association, dated October 28, 2004 and subsequently amended and restated May 5, 2005). Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed on March 29, 2006.

10.13	2005 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on March 29, 2006.

10.14	Tax Indemnification Agreement by and among Compensation Risk Managers, LLC, Compensation Risk Managers of California, LLC, EIMAR, L.L.C., Twin Bridges (Bermuda) Ltd., the individuals named therein and Village Holdings, LLC, dated December 7, 2005. Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on March 29, 2006.

10.15	Employment Agreement between the Company and Louis J. Viglotti, dated November 22, 2005. Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed on March 29, 2006.

10.16	Amendment to Loan Agreement by and between Twin Bridges (Bermuda) Ltd. and KeyBank National Association dated December 14, 2005 (amending the Amended and Restated Loan Agreement dated October 3, 2005). Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on March 29, 2006.

10.17	Separation Agreement, dated December 19, 2006 between the Company and Martin D. Rakoff. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 28, 2006.

10.19	Employment Agreement, dated December 8, 2006 between the Company and Robert Polansky. Incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 filed on December 29, 2006.

21.1	List of subsidiaries of the Company. Incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 filed on December 29, 2006.

23.1	Consent of Johnson Lambert & Co.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

To the Board of Directors of
CRM Holdings, Ltd. and Subsidiaries
     The audits referred to in our report dated March 2, 2007 include the related financial statements schedules as of December 31, 2006 and 2005, and for each of the years in the three-year period ended December 31, 2006, included in the Annual Report on Form 10-K. These financial statement schedules are the responsibility of the management of CRM Holdings, Ltd. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic condensed financial statements as a whole, present fairly, in all material respects, the information set forth therein.
/s/ JOHNSON LAMBERT & CO LLP
Falls Church, Virginia
March 2, 2007

CRM Holdings, Ltd.
Schedule I — Summary of Investments-Other Than Investments in Related Parties
Years Ended December 31, 2006

			Amount at
			which
			shown on
	Amortized	Fair	Balance
Type of Investment	Cost	Value	Sheet
	(Dollars in thousands)
Fixed Maturities:
Bonds:
United States Government and government agencies and authorities	$73,948	$73,863	$73,863
States, municipalities and political subdivisions	80,684	80,547	80,547
All other corporate bonds	38,835	38,798	38,798
Total fixed maturities	193,467	193,208	193,208

Equity securities:
Common stocks
Public utilities	93	93	93
Banks, trusts and insurance companies	417	415	415
Industrial, miscellaneous and all other	11,394	11,581	11,581
Total equity securities	11,904	12,089	12,089

Other long-term investments	1,083	1,083	1,083
Short-term investments	7,677	7,677	7,677

Total investments	$214,131	$214,057	$214,057

CRM Holdings, Ltd.
Schedule II — Condensed Financial Information of Parent Company
Condensed Balance Sheets
December 31,

	2006	2005
	(Dollars in thousands)
Assets
Fixed-maturity securities, available-for-sale (amortized cost $4,919 thousand and nil)	$4,916	$—
Cash and cash equivalents	1,402	19,443
Investments in wholly-owned subsidiaries	77,889	52,518
Amounts due from subsidiaries	628	(305)

Total assets	$84,835	$71,656

Liabilities and shareholders’ equity
Accrued IPO costs	—	$2,411
Other accrued expenses	1,137	309

Total liabilities	1,137	2,720

Common Stock
Authorized 50 billion shares; $.01 par value;
15.5 million common shares issued and outstanding;	155	155
0.8 million Class B shares issued and outstanding	8	8
Additional paid-in capital	69,413	68,904
Retained earnings (deficit)	14,125	(131)
Accumulated other comprehensive loss	(3)	—

Total shareholders’ equity	83,698	68,936

Total liabilities and shareholders’ equity	$84,835	$71,656

CRM Holdings, Ltd.
Schedule II — Condensed Financial Information of Parent Company CRM Holdings, Ltd.
Condensed Statement of Income
For the Years Ended December 31,

	2006	2005
	(Dollars in thousands)
Revenues
Investment income	$705	$13

Total revenues	705	13

Expenses
Selling, general and administrative expenses	2,821	311

Total expenses	2,820	311

Loss before taxes and equity earnings in subsidiaries	(2,116)	(298)

Provision for income taxes	—	—

Loss before equity earnings in subsidiaries	(2,116)	(298)

Equity in earnings of subsidiaries	16,372	167

Net income (loss)	$14,256	$(131)

CRM Holdings, Ltd.
Schedule II — Condensed Financial Information of Parent Company CRM Holdings, Ltd.
Condensed Statement of Cash Flows
For the Years Ended December 31,

	2006	2005
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$14,256	$(131)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(16,372)	(167)
Amortization of unearned compensation, restricted stock	508	13
Amortization of discounts on fixed maturity securities	(601)	—
Net realized losses on sale of fixed-maturity securities	2	—
Dividends received from wholly-owned subsidiaries	1,000	—
Changes in:
Other accrued expenses	829	309

Net cash used in (provided by) operating activities	(378)	24

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed-maturity securities	(74,174)	—
Proceeds from sales and maturities of fixed-maturity securities	69,854	—
Return of capital from wholly-owned subsidiaries	7,000	—
Capital contributions to wholly-owned subsidiaries	(17,000)	(52,350)

Net cash used in investing activities	(14,320)	(52,350)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	—	68,704
Reclassification of net assets of pre-restructuring entities	—	350
(Decrease) increase in accrued IPO costs	(2,411)	2,411
(Decrease) increase in amounts due from wholly-owned subsidiaries	(932)	305

Net cash (provided by) used in for financing activities	(3,343)	71,770

Net (decrease) increase in cash	(18,041)	19,443
Cash and cash equivalents
Beginning	19,443	—

Ending	$1,402	$19,443

Schedule II — Condensed Financial Information of Parent Company CRM Holdings, Ltd.
Notes to Condensed Financial Statements
1.	Condensed Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company’s consolidated financial statements and notes thereto. Equity in earnings of subsidiaries as presented in the condensed statement of income includes earnings from subsidiaries from the date of the restructuring, December 27, 2005, and forward.

2.	Significant Accounting Policies

The Parent Company carries its investments in subsidiaries under the equity method.

3.	Dividends from Subsidiaries

During 2006, Twin Bridges (Bermuda) Ltd. declared and paid dividends of $1.0 million to CRM Holdings, Ltd. No dividends were declared or paid to CRM Holdings, Ltd in 2005

CRM Holdings, Ltd. and Subsidiaries
Schedule III — Supplementary Insurance Information
Years Ended December 31,

							Benefits,
		Future		Other			claims,
		policy		policy			losses and
	Deferred	benefits,		claims			loss	Amortization
	policy	losses and		and		Net	adjustment	of policy	Other
	acquisition	loss	Unearned	benefits	Earned	investment	expenses	acquisition	operating	Premiums
	costs	expenses	premiums	payable	premiums	income,	incurred	costs	expenses	written
	(Dollars in thousands)
2006
Primary insurance	$79	$141,880	$4,554	$—	$7,736	$850	$5,028	$1,339	$1,012	$7,260

Reinsurance	1,064	11,742	3,526	—	22,966	2,654	5,462	6,908	667	24,998

	$1,143	$153,622	$8,080	$—	$30,702	$3,504	$10,490	$8,249	$1,679	$32,258

2005
Primary insurance	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Reinsurance	442	6,280	1,494	—	8,362	166	3,584	2,473	396	5,076

	$442	$6,280	$1,494	—	$8,362	$166	$3,584	$2,473	$396	$5,076

2004
Primary insurance	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Reinsurance	1,414	2,696	4,780	—	5,110	22	2,528	1,511	206	7,105

	$1,414	$2,696	$4,780	—	$5,110	$22	$2,528	$1,511	$206	$7,105

CRM Holdings, Ltd. and Subsidiaries
Schedule IV — Reinsurance
Years Ended December 31,

					Percentage
		Ceded to	Assumed		of amount
	Direct	other	from other		assumed to
	amount	companies	companies	Net amount	net
	(Dollars in thousands)
Workers’ Compensation Insurance:

2006
Primary insurance	$8,374	$(753)	$116	$7,737	1.5%
Reinsurance	—	—	22,965	22,965	100.0%

	$8,374	$(753)	$23,081	$30,702	75.2%

2005
Primary insurance	$—	$—	$—	$—	0.0%
Reinsurance	—	—	8,362	8,362	100.0%

	$—	$—	$8,362	$8,362	100.0%

2004
Primary insurance	$—	$—	$—	$—	0.0%
Reinsurance	—	—	5,110	5,110	100.0%

	$—	$—	$5,110	$5,110	100.0%

CRM Holdings, Ltd. and Subsidiaries
Schedule V — Valuation and Qualifying Accounts
Years Ended December 31,

	Balance at			Balance at
	beginning of			end of
Description	period	Additions	Deductions	period
(Dollars in thousands)
2006
Primary insurance	$—	$165	$2	$163
Reinsurance	—	—	—	—

	$—	$165	$2	$163

2005
Primary insurance	$—	$—	$—	$—
Reinsurance	$—	$—	$—	$—

	$—	$—	$—	$—

2004
Primary insurance	$—	$—	$—	$—
Reinsurance	$—	$—	$—	$—

	$—	$—	$—	$—

CRM Holdings, Ltd. and Subsidiaries
Schedule VI — Supplemental Information Concerning Insurance Operations
Year Ended December 31,

							Loss and loss
		Reserve for					adjustment			Paid claims
	Deferred	losses and					expenses		Amortization	and
	policy	loss		Unearned		Net	related to:		of policy	claim
	acquisition	adjustment	Discount	reinsurance	Earned	investment	Current	Prior	acquisition	adjustment	Premiums
	costs	expenses	reserves	premiums	premiums	income	year	year	costs	expenses	written
	(Dollars in thousands)
2006
Primary insurance	$79	$141,880	$—	$4,554	$7,736	$850	$6,663	$(1,636)	$1,339	$4,727	$7,260

Reinsurance	1,064	11,742	—	3,526	22,966	2,654	7,349	(1,886)	6,910	—	24,998

	$1,143	$153,622	$—	$8,080	$30,702	$3,504	$14,012	$(3,522)	$8,248	$4,727	$32,258

2005
Primary insurance	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Reinsurance	442	6,280	—	1,494	8,362	166	3,584	—	2,473	—	5,076

	$442	$6,280	$—	$1,494	$8,362	$166	$3,584	$—	$2,473	$—	$5,076

2004
Primary insurance	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Reinsurance	1,414	2,696	—	4,780	5,110	22	2,528	—	1,511	—	7,105

	$1,414	$2,696	$—	$4,780	$5,110	$22	$2,528	$—	$1,511	$—	$7,105

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRM Holdings, Ltd.

/s/ Daniel G. Hickey, Jr. Daniel G. Hickey, Jr. Chief Executive Officer
Dated: March 7, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Daniel G. Hickey, Jr.	Chief Executive Officer and	March 7, 2007
Daniel G. Hickey, Jr.	Chairman of the Board

/s/ James J. Scardino	Chief Financial Officer	March 7, 2007
James J. Scardino

/s/ Daniel G. Hickey, Sr.	Director	March 7, 2007
Daniel G. Hickey, Sr.

/s/ David M. Birsner	Director	March 7, 2007
David M. Birsner

/s/ Keith S. Hynes	Director	March 7, 2007
Keith S. Hynes

/s/ Charles I. Johnston	Director	March 7, 2007
Charles I. Johnston

/s/ Philip J. Magnarella	Director	March 7, 2007
Philip J. Magnarella

/s/ Louis Rosner	Director	March 7, 2007
Louis Rosner

/s/ Salvatore A. Patafio	Director	March 7, 2007
Salvatore A. Patafio