Form 10-Q
period 2007-03-31
CRM Holdings, Ltd.
filed 2007-05-04
CIK 1338949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number: 001-32705
CRM Holdings, Ltd.
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification No.)

PO Box HM 2062, Hamilton HM HX, Bermuda (Address of principal executive offices)	Not Applicable (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2007
Common Shares, $0.01 par value per share Class B Shares, $0.01 par value per share	15,887,350 shares 395,000 shares

PAGE:
Part I. Financial Information	1

Item 1. Financial Statements	1

Item 2.Management’s Discussion and Analysis of Financial Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

Part II. Other Information	26

Item 1A. Risk Factors	26

Item 4. Submission of a Matters to a Vote of Security Holders	30

Item 5. Other Information	30

Item 6. Exhibits	31

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CRM Holdings, Ltd.
Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Assets
Investments:
Fixed-maturity securities, available-for-sale (amortized cost $214,167 and $193,467)	$214,094	$193,208
Equity securities, available-for-sale (cost $12,034 and $11,904)	12,772	12,089
Short-term investments	5,016	7,677
Investment in unconsolidated subsidiary	1,083	1,083

Total investments	232,965	214,057
Cash and cash equivalents	10,503	14,257
Cash and cash equivalents, restricted	3,847	6,546
Accrued interest receivable	2,146	2,325
Premiums receivable, net	11,591	17,806
Reinsurance recoverable	32,156	29,211
Accounts receivable	5,733	5,572
Deferred policy acquisition costs	439	1,143
Deferred income taxes	7,837	6,803
Goodwill	2,695	2,695
Other assets	4,986	4,400

Total assets	$314,898	$304,815

Liabilities and shareholders’ equity
Reserve for losses and loss adjustment expenses	$157,135	$153,622
Unearned premiums	6,285	8,080
Unearned management fees and commissions	931	613
Long-term debt	44,083	44,083
Accrued expenses	19,192	14,773

Total liabilities	227,626	221,171

Common Stock
Authorized 50 billion shares; $.01 par value; 15.9 and 15.5 million common shares issued and outstanding;	159	155
0.4 and 0.8 million Class B shares issued and outstanding	4	8
Additional paid-in capital	66,813	66,566
Retained earnings	19,871	16,973
Accumulated other comprehensive gain (loss), net of tax	425	(58)

Total shareholders’ equity	87,272	83,644

Total liabilities and shareholders’ equity	$314,898	$304,815

See Notes to Interim Consolidated Financial Statements.

CRM Holdings, Ltd.
Consolidated Statements of Income
And Comprehensive Income (Unaudited)
Three Months Ended March 31

	2007	2006
	(Amounts in
	thousands, except
	per share data)
Revenues
Fee-based management services:
Management fees	$8,748	$7,830
Commission income	765	1,865

	9,513	9,695
Net premiums earned	22,822	4,311
Investment income	2,402	783

Total revenues	34,737	14,789

Expenses
Losses and loss adjustment expenses	13,010	1,034
Fees paid to general agents and brokers	2,760	2,753
Policy acquisition costs	4,052	1,292
Selling, general and administrative expenses	10,933	6,710
Interest expense	972	28

Total expenses	31,727	11,817

Income before taxes	3,010	2,972
Provision for income taxes	112	(53)

Net Income	$2,898	$3,025

Basic and fully diluted earnings per share	$0.18	$0.19

Weighted average shares outstanding:
Basic	16,274	16,247
Fully diluted	16,274	16,339

Comprehensive Income
Net Income	$2,898	$3,025

Other comprehensive income (loss):
Unrealized investment holding gains (losses) arising during the period	710	(15)
Less reclassification adjustment for net losses included in net income	29	—
Income tax benefit on other comprehensive income	(256)	—

Total other comprehensive gain (loss)	483	(15)

Total comprehensive income	$3,381	$3,010

See Notes to Interim Consolidated Financial Statements.

CRM Holdings, Ltd.
Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31

	2007	2006
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,898	$3,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	184	51
Amortization of unearned compensation, restricted stock	260	99
Amortization of discounts on available-for-sale investments	(360)	(179)
Amortization of junior subordinated debt issuance costs	10	—
Net realized losses on sale of investments	29	—
Deferred income tax benefit	(1,290)	(44)
Changes in:
Cash and cash equivalents, restricted	2,699	(147)
Accrued interest receivable	179	4
Premiums receivable	6,215	(6,680)
Reinsurance recoverable	(2,945)	—
Accounts receivable	(161)	(401)
Policy acquisition costs	703	(1,781)
Other assets	(347)	(644)
Reserve for losses and loss adjustment expenses	3,513	1,034
Unearned premiums	(1,796)	6,215
Unearned management fees and commissions	318	427
Other accrued expenses	4,422	(328)

Net cash provided by operating activities	14,531	651

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale investments	(44,362)	(82,067)
Proceeds from sales and maturities of available-for-sale investments	23,861	19,080
Net sales and maturities of short-term investments	2,661	—
Fixed assets, net	(432)	(123)
Other	(1)	1

Net cash used in investing activities	(18,273)	(63,109)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in accrued IPO costs	—	(2,411)
Retirement of common shares — share-based compensation	(12)	—

Net cash used in financing activities	(12)	(2,411)

Net decrease in cash	(3,754)	(64,869)
Cash and cash equivalents
Beginning	14,257	67,923

Ending	$10,503	$3,054

See Notes to Interim Consolidated Financial Statements.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 1.	Nature of Business and Significant Accounting Policies

Organization

CRM Holdings, Ltd. (“CRM Holdings” or the “Company”) is a Bermuda holding company and 100% owner of CRM USA Holdings, Inc. (“CRM USA Holdings”), a United States holding company, and Twin Bridges (Bermuda) Ltd. (“Twin Bridges”), a Bermuda company. The Company’s legal domicile is Bermuda, the jurisdiction in which it is incorporated.

CRM USA Holdings has four principal operating subsidiaries: Compensation Risk Managers, LLC (“CRM”), Compensation Risk Managers of California, LLC (“CRM CA”), Eimar, LLC (“Eimar”) and Embarcadero Insurance Holdings, Inc. (“Embarcadero”). Embarcadero has one principal operating subsidiary, Majestic Insurance Company (“Majestic”), and two dormant subsidiaries, Great Western Insurance Services, Inc. (“Great Western”) and Redhorse Insurance Company, Ltd. (“Redhorse”).

Basis of Accounting and Principles of Consolidation

The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, and accordingly do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 2006 for CRM Holdings. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the three months ended March 31, 2007 and cash flows for the three months ended March 31, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect certain reported amounts and disclosures. The application of purchase accounting requires the use of estimation techniques in determining the fair value of the assets acquired and liabilities assumed. These estimates are inherently subject to change, and actual results may ultimately differ materially from those estimates.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 1.	Nature of Business and Significant Accounting Policies, Continued

Reclassification

Certain prior year amounts have been reclassified to conform to the basis of presentation used in 2007.

Recent Accounting Pronouncements Not Yet Effective

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159), which permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of FAS 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at the initial recognition of the asset or liability or upon a re-measurement event that gives rise to the new basis of accounting. All subsequent changes in fair value for that instrument are reported in earnings. FAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be recorded at fair value nor does it eliminate disclosure requirements included in other accounting standards. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 159 on its consolidated financial position, and results of operations.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (FAS 157), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 157 on its consolidated financial position, and results of operations.

Note 2.	Earnings per Share

Basic earnings per share are calculated using the weighted average number of Common and Class B shares outstanding and excludes any dilutive effects of warrants, options and convertible securities. As of March 31, 2007 and 2006, there were 348 thousand and 121 thousand restricted shares and no warrants, options or convertible securities outstanding, respectively.

The following tables show the computation of the Company’s earnings per share:

	For the three months ended March 31, 2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(Dollars and shares in thousands)
Basic and fully diluted earnings per share	$2,898	16,274	$0.18

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 2.	Earnings per Share, Continued

	For the three months ended March 31, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(Dollars and shares in thousands)
Basic earnings per share	$3,025	16,247	$0.19
Effect of dilutive securities:
Unvested restricted shares	—	92	—

Fully diluted earnings per share	$3,025	16,339	$0.19

Diluted earnings per share are calculated assuming conversion of dilutive convertible securities and the exercise of all dilutive stock options and warrants using the treasury stock method. 248 thousand shares of restricted stock were excluded from the computation of fully diluted earnings per share for the three months ended March 31, 2007 because their effects were anti-dilutive.
Note 3.	Investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s available-for-sale investments are show in the table below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of March 31, 2007	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
U.S. Government and agencies	$38,455	$18	$19	$38,454
Obligations of states and political subdivisions	82,474	13	144	82,343
Corporate and other obligations	92,404	125	41	92,488
Mortage-backed obligations	834	—	25	809

Total fixed-maturity securities, available for sale	214,167	156	229	214,094

Equity securities	12,034	992	254	12,772

Total investment securities, available-for-sale	$226,201	$1,148	$483	$226,866

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 3.	Investments, Continued

The sources of investment income were as follows:

Three months ended March 31,	2007	2006
	(Dollars in thousands)
Interest income on cash and cash equivalents	$290	$564
Interest income on fixed-maturity securities	2,264	219
Interest income on other investments	65	—
Realized gains on investments	174	—
Realized losses on investments	(203)	—

Investment income before investment expenses	2,590	783
Investment expenses	(188)	—

Total investment income	$2,402	$783

Investments with a fair value of $116.2 million at March 31, 2007 were on deposit with various regulatory agencies as required by law. As of March 31, 2007, investments with a fair value of $30.1 million have been pledged as security under certain credit facilities.
Note 4.	Deferred Policy Acquisition Costs

Changes in deferred policy acquisition costs are as follows:

Three months ended March 31,	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$1,143	$442

Policy acquisition costs deferred:
Commissions	2,312	2,795
Other	1,036	278

	3,348	3,073
Amortization of policy acquisition costs	(4,052)	(1,292)

Net change	(704)	1,781

Balance at end of period	$439	$2,223

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 5.	Losses and Loss Adjustment Expenses

Activity in the reserve for losses and loss adjustment expenses (“LAE”) is as follows:

As of March 31,	2007	2006
	(Dollars in thousands)
Gross liability beginning of period	$153,622	$6,280
Less reinsurance recoverable	(28,913)	—

Net liability at beginning of period	124,709	6,280

Incurred losses and LAE relating to:
Current year	14,378	1,554
Prior years	(1,368)	(520)

Total incurred losses and LAE	13,010	1,034

Paid losses and LAE relating to:
Current year	(596)	—
Prior years	(8,302)	—

Total paid losses and LAE	(8,898)	—

Net liability at end of period	128,821	7,314
Plus reinsurance recoverable	28,314	—

Gross liability at end of period	$157,135	$7,314

As a result of changes in estimates of insured events in the prior years, the reserve for losses and loss adjustment expenses decreased by $1.4 million in 2007, all of which is attributable to the primary insurance segment.
Majestic has experienced favorable loss development as a result of favorable loss cost trends in the California market. The favorable development for the three months ended March 31, 2007 was predominantly from accident year 2006, where reported indemnity claims and average cost per claim developed better than expected. This favorable development resulted in return premiums on retrospectively rated policies in the amount of $752 thousand for the three months ended March 31, 2007.
Included in incurred losses and LAE for the three months ended March 31, 2007 is a charge of $245 thousand representing amortization of the difference between the fair value of the reserve for losses and LAE (net of reinsurance recoverable) and its stated value on the date of acquisition of Majestic. As of March 31, 2007, the unamortized balance is $950 thousand.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 6.	Insurance Activity

The Company’s financial statements reflect the effects of direct insurance, assumed and ceded reinsurance activity. Majestic writes primary insurance and reinsures risk from unaffiliated third parties. Commencing January 1, 2007 Majestic also writes excess policies for the self insured groups managed by CRM and CRM CA and cedes 90% of the retained risk to Twin Bridges. The activities of Majestic are included in the Primary Insurance segment, and the activities of Twin Bridges are included in the Reinsurance segment. All inter-company transactions are eliminated upon consolidation.

A summary of direct insurance, ceded and assumed reinsurance transactions in the affected segment is as follows:

	Primary	Reinsur-
	Insurance	ance	Elimina-	Consoli-
	Segment	Segment	tions	dated
Written premiums
Direct	$22,029	$—	$—	$22,029
Assumed	100	3,009	(2,761)	348
Ceded	(4,713)	—	2,761	(1,952)

Net written premiums	$17,416	$3,009	$—	$20,425

Earned premiums
Direct	$21,628	$—	$—	$21,628
Assumed	100	5,970	(2,761)	3,309
Ceded	(4,876)	—	2,761	(2,115)

Net earned premiums	$16,852	$5,970	$—	$22,822

Losses and loss adjustment expenses
Direct	$12,836	$—	$—	$12,836
Assumed	46	1,910	(883)	1,073
Ceded	(1,782)	—	883	(899)

Net losses and loss adjustment expenses	$11,100	$1,910	$—	$13,010

As of March 31, 2007, the Company held collateral under related reinsurance agreements in the form of letters of credit totaling $21.3 million that may be drawn against any amounts remaining unpaid for more than 120 days. As of March 31, 2007, no amounts were drawn under the letters of credit.
Reinsurance agreements between Twin Bridges and NY Marine & General require Twin Bridges to provide certain collateral to secure its obligations to NY Marine & General. Letters of credit totaling $39.6 million and $16.0 million as of March 31, 2007 and 2006, respectively, were issued under letter of credit facilities. Of these letters of credit, $33.1 million and $9.8 million were secured by investments and cash and cash equivalents as of March 31, 2007 and 2006, respectively, pursuant to the Secured Letter of Credit Facility. The balance of the letters of credit outstanding on those dates was issued pursuant to the Unsecured Letter of Credit Facility.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 7.	Income Taxes

The Company is subject to the provisions of FIN No. 48 as of January 1, 2007, and has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN No. 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN No. 48.

In accordance with the Company’s accounting policy, the Company continues to recognize interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The Company did not incur any income tax related interest income, interest expense or penalties for the three months ended March 31, 2007 and 2006.

CRM USA Holdings and its subsidiaries file federal income tax returns and income tax returns in various state jurisdictions. Tax years 2003 through 2006, and 2002 through 2006 are subject to examination by federal and state tax authorities, respectively. There are no income tax examinations currently in process.

The income tax provision differs from the amount computed by applying the U.S. Federal income tax rate of 35% to income before taxes as a result of the following:

Three Months Ended March 31,	2007	2006
	(Dollars in Thousands)
Theoretical Federal income tax at statutory rate of 35%	$1,053	$1,041
Tax-free Bermuda-domiciled income	(742)	(790)
Income attributable to pre-restructuring LLCs taxed in the hands of its members prior to the IPO date	—	(332)
Tax-exempt investment income	(212)	—
Other	13	28

Income tax provision	$112	$(53)

Management believes that its net deferred tax assets will be fully recognized in future periods and, therefore, has not established a valuation allowance with respect to such assets as of March 31, 2007 and 2006.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 8.	Common Stock

During the three months ended March 31, 2007, 395 thousand Class B shares were converted into Common Shares in connection with the registration and sale of Martin D. Rakoff’s shares.

Note 9.	Share-Based Compensation

The Company recorded share-based compensation expense, net of deferred taxes, of $176 thousand and $64 thousand during the three months ended March 31, 2007 and 2006, respectively. These amounts are compensation in the form of shares of restricted stock in accordance with the 2005 Long-Term Incentive Plan. Restricted stock issued under the plan has terms set by the Compensation Committee, and contain certain restrictions relating to, among other things, vesting and forfeiture in the event of termination of employment. The fair value of the shares awarded is calculated using the market price on the date of grant. As of March 31, 2007 there was $2.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.6 years.

Following is a summary of non-vested shares activity:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Balance, December 31, 2006	210,593	$10.38
Granted during the period	184,611	$8.05
Vested during the period	(10,427)	$12.50
Forfeited during the period	(36,920)	$8.27

Balance, March 31, 2007	347,857	$9.30

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 10.	Related Parties

The Company conducts business with an insurance broker whose owners include one of the Company’s directors and a member/owner of the pre-restructuring LLCs. The Company pays the broker fees for business placed with several of the self-insurance groups managed by the Company. In addition, the Company leases office space and purchases liability, property and casualty insurance coverage from the broker.

The following table represents amounts paid to the broker for services rendered:

For the three months ended March 31,	2007	2006
	(Dollars in thousands)
Fees paid to general agents and brokers	$49	$57
Other operating expenses	10	24

	$59	$81

Compensation Risk Managers Agency Captive, LLC (“Agency Captive”) was a licensed insurance broker that shared common ownership with the members of the pre-restructuring LLCs. Agency Captive was originally formed to underwrite a business unrelated to the self-insured groups managed by CRM or CRM CA and originally held the brokerage license that CRM and CRM CA used to place excess coverage with U.S. admitted insurers and surety bonds on behalf of the groups they manage. Agency Captive received brokerage commissions which were then fully remitted to CRM or CRM CA, as applicable. The brokerage license was owned by Daniel G. Hickey Jr., the Company’s Chief Executive Officer and Chairman of the Board. On January 9, 2006 CRM became the successor in interest to Agency Captive’s license, following which brokerage commissions are paid directly to CRM.
Effective January 1, 2007, Majestic issued excess workers’ compensation policies to six of the self insured groups managed by CRM and CRM CA. The policies were written at statutory limits excess of each trust’s self-insured retention of $500 thousand. The estimated annual premium for the policies issued is $12.4 million. Majestic ceded 90% of the premium, net of the cost of excess reinsurance, to Twin Bridges.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 11.	Contingencies

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

CRM expects to enter into discussions regarding settlement of the matter, and may enter into settlement agreements, if it believes that a settlement is in the best interests of its shareholders. The matter, if decided adversely to or settled by CRM may result in a liability material to its financial condition or results of operations.

Note 12.	Segment Information

The Company historically operated as three reportable segments: Fee-Based Management Services, Reinsurance and Corporate and Other. Upon the acquisition of Embarcadero in November 2006, the Company began operating in a fourth business segment: Primary Insurance. The Company evaluates each segment based on fees and commission income, primary insurance premiums earned, reinsurance premiums earned or investment income, as applicable, and expenses that are associated with, and directly related to, each segment. The determination for the Fee Based Management Services, Primary Insurance and Reinsurance segments was based on the Company’s methodology for monitoring the performance of the self-insured group business, primary insurance and reinsurance operations. The Corporate and Other segment reflects primarily investment income, expenses, investments, cash and cash equivalents and long-term debt that are not allocable to the three operating segments. Accounting policies of the segments are the same as those of the Company. Included in income of the Fee-Based Management Services segment and underwriting expenses of the Primary Insurance segment, are commissions paid by Majestic to CRM and CRM CA for excess policies placed with Majestic on behalf of the self insured groups managed by CRM and CRM CA.

Premiums earned by the Reinsurance segment for three months ended March 31, 2007 include $2.8 million of earned premiums assumed from the Primary Insurance segment. Such ceded premiums reduce premiums earned by the Primary Insurance segment. Ceding commissions reported in underwriting expenses of the Primary Insurance segment for the three months ended March 31, 2007 includes $477 thousand from the Reinsurance segment. Such amounts are reflected in underwriting expenses of the Reinsurance segment. Commission income reported by the Fee-Based Management Services segment for the three months ended March 31, 2007 includes $353 thousand from the Primary Insurance segment. Such amounts are reflected in underwriting expenses of the Primary Insurance segment expenses. There were no inter-segment revenue for the three months ended March 31, 2006.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 12.	Segment Information

The following tables set forth the Company’s revenues, expenses, income before taxes and total assets by business segment and combined:

	For the three months ended March 31, 2007
	Fee-Based			Corporate
	Management	Primary		and	Elimina-
	Services	Insurance	Reinsurance	Other	tions	Total
	(Dollars in thousands)
Revenues:
Management fees	$8,748	$—	$—	$—	$—	$8,748
Commissions	1,118	—	—	—	(353)	765
Net premiums earned	—	16,852	5,970	—	—	22,822
Investment income	45	1,550	713	94	—	2,402

Total revenues	9,911	18,402	6,683	94	(353)	34,737

Expenses:
Underwriting expenses	—	14,060	3,355	—	(353)	17,062
Interest expense	—	—	—	972	—	972
Depreciation and amortization	157	27	—	—	—	184
Operating expenses	9,187	2,787	285	1,250	—	13,509

Total expenses	9,344	16,874	3,640	2,222	(353)	31,727

Income before taxes	$567	$1,528	$3,043	$(2,128)	$—	$3,010

Total Assets	$7,094	$225,802	$73,227	$9,668	$(893)	$314,898

	For the three months ended March 31, 2006
	Fee-Based			Corporate
	Management	Primary		and	Elimina-
	Services	Insurance	Reinsurance	Other	tions	Total
	(Dollars in thousands)
Revenues:
Management fees	$7,830	$—	$—	$—		$7,830
Commissions	1,865	—	—	—		1,865
Net premiums earned	—	—	4,311	—		4,311
Investment income	18	—	583	182		783

Total revenues	9,713	—	4,894	182	—	14,789

Expenses:
Underwriting expenses	—	—	2,326	—		2,326
Interest expense	28	—	—	—		28
Depreciation and amortization	51	—	—	—		51
Operating expenses	8,920	—	80	412		9,412

Total expenses	8,999	—	2,406	412	—	11,817

Income before taxes	$714	$—	$2,488	$(230)	$—	$2,972

Total Assets	$5,954	$—	$69,094	$16,914	$—	$91,962

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 13.	Subsequent Event

On May 2, 2007, the Company’s shareholders approved the Company’s 2007 Employee Stock Purchase Plan (the “Plan”). The Plan provides the Company’s employees, with an opportunity to purchase the Company’s common shares through accumulated payroll deductions at a discounted purchase price. The Plan provides for three month offering and purchase periods, and participants will be able to purchase shares at 85% of the lower of the closing sales price of the Company’s common shares on the first or last day of the three month purchase period. The Board has reserved 200 thousand shares for issuance under the Plan. The Company expects the first offering under the Plan to begin on or about July 1, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS OF OPERATIONS
CRM Holdings, Ltd. is a Bermuda exempted holding company that owns directly or indirectly the following significant subsidiaries: CRM USA Holdings, Inc., or CRM USA Holdings, Compensation Risk Managers, LLC, or CRM, Compensation Risk Managers of California, LLC, or CRM CA, Twin Bridges (Bermuda) Ltd., or Twin Bridges, Eimar LLC, or Eimar, Embarcadero Insurance Holdings, Inc., or Embarcadero, and Majestic Insurance Company, or Majestic. As used in this quarterly report, references to the “Company,” “we,” “us” or “our” refer to CRM Holdings, Ltd. and its subsidiaries on a consolidated basis. References to CRM Holdings refer solely to CRM Holdings, Ltd., references to CRM refer to CRM, CRM CA and Eimar and references to Embarcadero refer to Embarcadero and its consolidated subsidiaries, including Majestic, unless in any instance the context indicates otherwise.
Cautionary Statement
This quarterly report contains forward looking statements, which include, without limitation, statements about our plans, strategies and prospects. These statements are based on our current expectations and projections about future events and are identified by terminology such as “may,” “will,” “should,” “expect,” “scheduled,” “plan,” “seek,” “intend,” “anticipate,” “believe,” “estimate,” “aim,” “potential,” or “continue” or the negative of those terms or other comparable terminology. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Although we believe that our plans, intentions and expectations are reasonable, we may not achieve our plans, intentions or expectations.
The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying our forward-looking statements:
•	the cyclical nature of the insurance and reinsurance industry;

•	premium rates;

•	investment results;

•	regulatory changes;

•	the estimation of loss reserves and loss reserve development;

•	reinsurance may be unavailable on acceptable terms, and we may be unable to collect reinsurance;

•	the occurrence and effects of wars and acts of terrorism;

•	the effects of competition;

•	failure to retain key personnel;

•	economic downturns; and

•	natural disasters.
These forward-looking statements involve risks and uncertainties. You should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2006 and the risks described in our other filings with the SEC, together with all of the other information included in this quarterly report. We undertake no obligation to update any of the forward looking statements after the date of this quarterly report to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.

Overview
We are a provider of workers’ compensation insurance products. Our main business activities include providing fee-based management and other services to workers’ compensation self-insured groups and, beginning in November 2006, the offering of a traditional workers’ compensation insurance product. We provide our fee-based management services to self-insured groups in New York, California and Texas. We provide our traditional workers’ insurance coverage primarily to employers in California but also have active operations in Alaska, Arizona, Nevada, Oregon, Washington and, starting on April 1, 2007, New Jersey. In addition to these two products, we provide reinsurance and excess workers’ compensation coverage purchased by certain of the self-insured groups we manage.
We report our business in the following four segments: fee-based management services; primary workers’ compensation insurance; excess workers’ compensation reinsurance; and corporate and other. Our primary workers’ compensation insurance segment was added with our acquisition of Embarcadero on November 14, 2006.
Our Consolidated Financial Information
Our consolidated financial statements include the results of CRM Holdings and our subsidiaries, CRM USA Holdings, CRM, CRM CA, Eimar, Twin Bridges and Embarcadero and its subsidiaries. Embarcadero’s assets, liabilities and results of operations are included in the Company’s results beginning November 14, 2006.
Revenue
Our revenues consist primarily of the following:
Fee-based Management Services Revenue. In New York, the fees we receive from all but one of our groups are based on a percentage of the workers’ compensation rates set by the New York State Workers’ Compensation Board that are attributable to the members of the groups we manage, and our fees include claims management services. With respect to our groups in California and Texas and one of our groups in New York, our fees are based on a percentage of the premiums paid to the groups we manage by their members. Our groups in California pay fees for claims management services directly to third party administrators. In addition, our fees for medical bill review and case management services are based on the specific services rendered. We also receive commission income from: (1) U.S. admitted insurers for placing the excess coverage which the groups are required to obtain and (2) insurers for placing the required surety bonds for the groups we manage.
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
Reinsurance Net Premiums Earned. Reinsurance gross premiums written include all gross premiums assumed during a specified policy period. Reinsurance premiums are earned over the terms of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned is included in unearned premiums and is realized as revenue in subsequent periods over the remaining terms of the policies. These premiums are reported in our reinsurance segment.
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
Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses reflect our best estimate, using various actuarial analyses, of ultimate losses and loss adjustment expenses, net of any reinsurance recoverables, that we expect to incur on each primary insurance and reinsurance contract written. Actual losses and loss adjustment expenses will depend on actual costs to settle our claims. Our ability to accurately estimate ultimate losses and loss adjustment expenses at the time of pricing each primary insurance and reinsurance contract will be a critical factor in determining our profitability.
Fees Paid to General Agents and Brokers. Fees paid to general agents and brokers consist primarily of commissions paid to general agents and brokers for introducing members to the self-insured groups we manage.
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
Income Taxes. CRM USA Holdings and its domestic subsidiaries are subject to U.S. federal, state and local income taxes, which reduces our net income.
CRM Holdings and Twin Bridges have each received an undertaking from the Bermuda government exempting each company from all tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax until March 28, 2016.
Recent Developments: Proposed Novation with NY Marine & General
On April 24, 2007, we entered into an agreement with NY Marine & General, which we refer to in this quarterly report as the “Novation Agreement.” Under the Novation Agreement, Majestic will be substituted as the “fronting” company for the excess policies previously issued by NY Marine & General to certain of our groups, together with the reinsurance agreements that are associated with those policies, including the two quota share arrangements with Twin Bridges. NY Marine & General will transfer and assign to Majestic all of its respective rights, duties and obligations under the excess workers’ compensation policies issued to certain of our groups during the policy years 2003 through 2006, provided that each of our groups consents to the assignment and transfer. Connected with this, NY Marine & General will also assign all of its rights, duties and obligations to Majestic under the two quota share reinsurance agreements between NY Marine & General and Twin Bridges, namely the 50% quota share arrangement for policies issued between December 2003 and November 2005 and the 70% quota share for policies issued between December 2005 through December 2006, which we refer to as the “December 2005 NY Marine & General Agreement.” Finally, for the layers of coverage outside of the Twin Bridges reinsurance agreements, NY Marine & General must obtain consent agreements from each of its other reinsurers naming Majestic as insured party on the reinsurance agreements.
The Novation Agreement, however, is subject to certain closing conditions before it will become effective. The closing conditions include, among others: (1) regulatory approval; (2) the consent by our groups (the original policy holders) to the novation of the policies from NY Marine & General to Majestic, representing at least $10 million in net premium; (3) the issuance of a guarantee by CRM Holdings; and (4) the consent of each of NY Marine & General’s reinsurers, other than Twin Bridges, that have issued reinsurance policies in connection with the original excess policies issued to our groups.

Although the Novation Agreement has been executed, we cannot say with any certainty whether all of the closing conditions will be satisfied, especially given the fact that many of the closing conditions are based on the actions of third parties that we have no control over. If all of the closing conditions are satisfied, the parties to the Novation Agreement are required to close the transaction within five business days. We hope to close the transaction sometime during the second or third quarter.
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
California has undergone a period of rapid growth in the formation of new self-insured groups. California authorized the formation of private self-insured groups in 2001, and there are approximately 27 in existence. California Bill 899 was passed in April 2004 with the goal of reducing over time the medical and indemnity benefits paid to injured workers. This legislation has allowed insurers to reduce rates. During the second quarter of 2006, the Insurance Commissioner of the State of California approved an overall 16% rate decrease for policies written subsequent to June 30, 2006. During the fourth quarter of 2006, the Insurance Commissioner of the State of California again approved a 9% rate decrease for policies written subsequent to December 31, 2006.
Most recently, the Workers’ Compensation Insurance Ratings Bureau of Californa (“WCIRB”) submitted a rate filing to the California Department of Insurance on March 30, 2007, recommending an 11.3% decrease in advisory pure premium rates to be effective for policies issued on or after July 1, 2007. The recommended decrease in pure premium rates is based on an analysis of loss experience valued as of December 31, 2006. The rate is advisory only and requires approval by the California Insurance Commissioner. A public hearing on the matters contained in the WCIRB’s filing was held on May 3, 2007, and the California Insurance Commissioner is expected to make his recommendation in June 2007. Despite the effects of these and previous rate decreases over the past two years, we believe that the California workers’ compensation insurance rates charged by our groups remain actuarially sufficient to cover the claims and expenses of the self-insured groups.
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
Critical Accounting Policies and Estimates
We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the three months ended March 31, 2007 and 2006. Other than the adoption of FIN 48, we believe that the accounting policies set forth in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”) and “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our 2006 Form 10-K continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements.

Results of Operations
The following is a discussion of our consolidated results of operations for the three months ended March 31, 2007 and 2006.
Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006
Total Revenues. Total revenues increased 135%, or $19.9 million, to $34.7 million for the three months ended March 31, 2007 from $14.8 million for the three months ended March 31, 2006. The increase is primarily due to the 429% increase in net premium income. Net premiums earned represented 66% of total revenues for the three months ended March 31, 2007, compared to 29% for the same period in 2006. Fee-based management services income represented 27% and 66% of total revenues for March 31, 2007 and 2006, respectively. Consolidated net investment income represented 7% and 5% of total revenues for March 31, 2007 and 2006, respectively.
Revenues from Fee-based Management Services. Revenues from fee-based management services for the three months ended March 31, 2007 remained unchanged from the comparable period in 2006. In New York, we benefited from a large one-time bill review project along with higher revenues from our healthcare and contractor self-insured groups. This was somewhat offset by lower commissions from NY Marine & General in the first quarter of 2007 as compared with the first quarter of 2006. The 20% commissions that were earned on some excess placements per the 50% quota share agreement with NY Marine & General in the first quarter of 2006 were replaced with 15% commissions in the 70% quota share agreement with NY Marine & General in the first quarter of 2007. In addition, fee-based income in California was lower in 2007 because the rates charged by our groups declined by approximately 22%.
Effective January 1, 2007, four of our California and two of our New York self-insured groups renewed their excess insurance policies previously placed with NY Marine & General with Majestic. Commissions earned on excess placements that were third party commissions under the NY Marine & General agreement are earned from Majestic under the new Majestic agreement. These commissions are reported in the Fee-Based Management Services segment and eliminated upon consolidation. For the three months ended March 31, 2007, commissions under these Majestic policies of $353 thousand were eliminated against the primary insurance segment’s policy acquisition costs.
Revenues from Primary Insurance and Reinsurance. Total net premiums earned increased 429%, or $18.5 million, for the three months ended March 31, 2007 to $22.8 million from $4.3 million for the three months ended March 31, 2006. Of this increase, $16.9 million, or 91%, was attributable to our primary insurance segment as the results of Majestic were not included in the primary insurance segment prior to the November 14, 2006 acquisition. The remaining 9% increase was attributable to our reinsurance segment.
Net primary insurance premiums for the three months ended March 31, 2007 were $16.9 million. Geographically, California primary insurance premiums represented $15.5 million, or 92%, of total primary insurance premiums.
Net reinsurance premiums increased 39%, or $1.7 million, to $6.0 million for the three months ended March 31, 2007, from $4.3 million for the three months ended March 31, 2006. This increase is primarily due to the enhanced quota share agreement with NY Marine & General, which increased the percentage of premiums ceded to Twin Bridges from 50% to 70% of excess coverage for three of our New York trusts.
As mentioned above in “Revenues from Fee-Based Management Services,” four of our California and two of our New York self-insured groups renewed their excess insurance policies previously placed with NY Marine & General with Majestic on January 1, 2007. These policies also increased the percentages of premiums ceded to Twin Bridges from 70% to 90%. The increase in net reinsurance premiums due to the Majestic 90% quota share agreement was somewhat offset by rate decreases of our California self-insured groups.
Investment Income. Investment income for the three months ended March 31, 2007 increased 207%, or $1.6 million, to $2.4 million from $783 thousand for the three months ended March 31, 2006. This increase was primarily due to an increased level of investments held at our primary insurance segment, as the results of Majestic were not included in the primary insurance segment prior to our November 14, 2006 acquisition.

Total Expenses. Total expenses increased 169%, or $20.0 million, to $31.7 million for the three months ended March 31, 2007 from $11.8 million for the three months ended March 31, 2006. Of this increase, $346 thousand, or 2%, was attributable to our fee-based management services segment, $16.9 million, or 85%, was attributable to our primary insurance segment as the results of Majestic were not included in the primary insurance segment prior to our November 14, 2006 acquisition, $1.2 million, or 6%, was attributable to our reinsurance segment and $1.8 million, or 9%, was attributable to our corporate and other segment.
Losses and Loss Adjustment Expenses. Total losses and loss adjustment expenses increased $12.0 million to $13.0 million for the three months ended March 31, 2007 from $1.0 million for the three months ended March 31, 2006. Of this increase, $11.1 million, or 93%, was attributable to our primary insurance segment, as the results of Majestic were not included in our primary insurance segment prior to the November 14, 2006 acquisition, and $876 thousand, or 7%, was attributable to our reinsurance segment.
Losses and loss adjustment expenses of $11.1 million were reported in our primary insurance segment for the three months ended March 31, 2007. Within that period, Majestic recorded a $1.4 million decrease in its reserve for losses and loss adjustments as a result of favorable loss cost trends in the California market. The favorable development was predominantly from accident year 2006, where reported indemnity claims and average cost per claim developed better than expected. This favorable development also resulted in a return of premiums on retrospectively rated policies in the amount of $752 thousand for the three months ended March 31, 2007.
Losses and loss adjustment expenses in our reinsurance segment increased 85%, or $0.9 million, for the three months ended March 31, 2007 to $1.9 million from $1.0 million for the three months ended March 31, 2006. In 2006, we recorded favorable development of $0.6 million for the three months ended March 31, 2006 which reduced our loss ratio to 24% of premiums for the quarter. In 2007, we experienced a combined loss ratio of 32% of premiums. As of March 31, 2007, Twin Bridges had eight reported claims totaling $1.5 million.
The methods for making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any adjustments resulting are reflected in current operations.
Fees Paid to General Agents and Brokers. Fees paid to general agents and brokers remain unchanged for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. This is consistent with the unchanged management fee revenues as described above in “Revenues from Fee-Based Management Services.”
Policy Acquisition Costs. Policy acquisition costs increased 214%, or $2.8 million, to $4.1 million for the three months ended March 31, 2007 from $1.3 million for the three months ended March 31, 2006. Of this increase, $3.0 million was attributable to our primary insurance segment as the results of Majestic were not included in our primary insurance segment prior to the November 14, 2006 acquisition. An increase of $153 thousand was attributable to our reinsurance segment and $353 thousand of intercompany policy acquisition costs were eliminated against commissions as described above in “Revenues from Fee-Based Management Services.”
Total Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 63%, or $4.2 million, for the three months ended March 31, 2007 to $11.0 million from $6.7 million for the three months ended March 31, 2006. Of this increase, $368 thousand, or 9%, was attributable to our fee-based management services segment, $2.8 million, or 66%, was attributable to our primary insurance segment, as the results of Majestic were not included in our primary insurance segment prior to the November 14, 2006 acquisition, $205 thousand, or 5%, was attributable to our reinsurance segment, and $838 thousand, or 20%, was attributable to our corporate and other segment.
Selling, general and administrative expenses from fee-based management services increased $368 thousand, or 6%, to $6.6 million for the three months ended March 31, 2007 from $6.2 million for the three months ended March 31, 2006. Increases in higher payrolls and claims review expenses were somewhat offset by decreases insurance and travel and entertainment expenses.
Selling, general and administrative expenses from primary insurance for the three months ended March 31, 2007 were $2.8 million. Of this $2.8 million, 42% was attributable to payroll and related benefits, 19% was attributable to professional fees and 12% was attributable to bad debt expense.

Selling, general and administrative expenses from reinsurance increased $205 thousand, to $284 thousand at March 31, 2007 from $80 thousand at March 31, 2006. This increase was primarily due to higher professional and consulting fees. Quest Management Services Limited, an independent management firm based in Bermuda, is retained to perform general and administrative functions for Twin Bridges.
Selling, general and administrative expenses from corporate and other increased to $1.3 million at March 31, 2007 from $412 thousand at March 31, 2006. This increase was primarily due to expenses related to the secondary offering by certain of our selling shareholders, including professional fees related to the preparation and filing of a registration statement with the SEC.
Interest Expense. Interest expense increased $943 thousand to $972 thousand at March 31, 2007 from $29 thousand at March 31, 2006. This increase was primarily due to interest expense on long-term debt obligations. In November 2006, CRM USA Holdings issued $36.1 million in junior subordinated debt in order to fund the Embarcadero acquisition and also assumed $8.0 million in senior debt of Embarcadero. Interest expense of $29 thousand for the three months ended March 31, 2006 was derived from borrowings under credit facilities and capital lease obligations.
Provision for Income Taxes. The income tax provision of $112 thousand for the three months ended March 31, 2007 represented the net income tax provision on taxable income of CRM USA Holdings and its domestic subsidiaries: CRM, CRM CA, Eimar, Majestic and Embarcadero. CRM Holdings, Twin Bridges and an inactive subsidiary of Embarcadero are domiciled in Bermuda and are not subject to U.S. income taxation. The income tax provision for the three months ended March 31, 2007 included a current tax provision of $1.5 million and a deferred tax benefit of $1.3 million.
The deferred tax benefit of $1.3 million at March 31, 2007 was primarily due to temporary differences from net loss reserves, unearned premium reserves and deferred policy acquisition costs being reported differently for financial statement purposes versus federal and state income tax purposes.
Net Income. Net income for the three months ended March 31, 2007 remained unchanged from the three months ended March 31, 2006 at $2.9 million. Net income as a percentage of revenues was 8% for the three months ended March 31, 2007 compared to 20% for the three months ended March 31, 2006.
Income before taxes from Fee-based Management Services. Income before taxes from our fee-based management services segment for the three months ended March 31, 2007 decreased 21%, or $149 thousand, to $566 thousand, or 6% of our fee-based management services revenues for the three months then ended, from $715 thousand, or 7% of our fee-based management services revenues for the three months ended March 31, 2006.
Income before taxes from Reinsurance. Income before taxes from our reinsurance segment for the three months ended March 31, 2007 increased 22%, or $556 thousand, to $3.0 million, or 46% of our reinsurance segment revenues for the three months then ended, from $2.5 million, or 51% of our reinsurance segment revenues, for the three months ended March 31, 2006.
Liquidity and Capital Resources
We are organized as a Bermuda exempted holding company, and as such, have no direct operations. Our assets consist of investments in our subsidiaries through which we conduct substantially all of our operations. We have subsidiary operations in Bermuda and the United States. Funds to meet any obligations we may have will come primarily from dividends, interest and other statutorily permissible payments from our subsidiaries. The ability of our subsidiaries to make these payments will be limited by the applicable laws and regulations of the jurisdictions in which the subsidiaries operate.
Our primary insurance subsidiary, Majestic, is required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The NAIC has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of March 31, 2007, the statutory surplus of Majestic was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action. Further, Bermuda law and regulations restrict the payment of dividends from retained earnings or distributions out of contributed surplus by our reinsurance subsidiary, Twin Bridges, unless certain regulatory requirements are met. Pursuant to the December 2005 NY Marine & General Agreement, Twin Bridges is restricted from distributing more than ten percent of its retained earnings by way of dividends, inter-company transfers or related party loans since the date of its last audited financial statements. This restriction will continue following the closing of the Novation Agreement, unless later amended. In addition, we are subject to a U.S. federal withholding tax of 30% on any dividends paid to CRM Holdings from our U.S. subsidiaries. Accordingly, we do not expect to receive dividends from our U.S. subsidiaries for the foreseeable future.
Cash Flows
Net cash provided by operating activities amounted to $14.5 million for the three months ended March 31, 2007, compared to $651 thousand for the three months ended March 31, 2006. For the three months ended March 31, 2007, major components of cash provided by operating activities were increases in premiums receivable of $6.2 million, other accrued expenses of $4.4 million, reserves for losses and loss adjustment expenses of $3.5 million, net income of $2.9 million and decreases of restricted cash of $2.7 million, somewhat offset by the increases in reinsurance recoverables of $2.9 million, decreases of unearned premiums of $1.8 million and deferred taxes of $1.3 million.
Net cash used in investing activities amounted to $18.3 million for the three months ended March 31, 2007, compared to $63.1 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, investing activities were primarily purchases of available-for-sale investments of $44.4 million, somewhat offset by sales and maturities of available-for-sale investments of $23.9 million and net sales and maturities of short-term investments of $2.7 million. For the three months ended March 31, 2006, investing activities were primarily purchases of available-for-sale investments of $82.1 million, somewhat offset by sales and maturities of available-for-sale investments of $19.1 million.
Net cash used by financing activities for the three months ended March 31, 2007 totaled $12 thousand, compared to $2.4 million for the three months ended March 31, 2006. Cash provided by financing activities for the three months ended March 31, 2007 arose from the retirement of shares related to the vesting of restricted stock compensation. Cash used for financing activities for the three months ended March 31, 2006 was attributable to a decrease in accrued initial public offering costs.
Liquidity and Capital Requirements
Our ongoing cash requirements are expected to consist of expenses to develop and implement our business strategy, as well as capital expenditures, interest expense on long-term debt obligations, losses and loss adjustment expenses, fees paid to general agents and brokers, taxes and other operating expenses. In addition, Twin Bridges is required to increase the amount of security it provides to NY Marine & General as it increases the amount of excess coverage it reinsures. This requirement will continue to apply to the coverage Twin Bridges will reinsure with Majestic following the closing of the Novation Agreement between us and NY Marine & General, as discussed above under section entitled “Overview — Recent Developments: Proposed Novation with NY Marine & General.” This security may be in the form of letters of credit or a pledge of cash and investments. The potential for a large claim under one of our reinsurance contracts means that we may need to make substantial and unpredictable payments within relatively short periods of time. While our Board of Directors currently does not intend to declare dividends or make any other distributions to the shareholders of CRM Holdings, our cash requirements will also include the payment of any future dividends to our shareholders if and when our Board of Directors determines to change our dividend policy.
We have executed a lease for approximately 26,400 rentable square feet in a building that is currently under construction in Poughkeepsie, New York. The term of the lease will commence in the fourth quarter of 2007, or such later date on which the construction is substantially complete and the building is available for occupancy. The lease term is fifteen years with options to renew for two additional five year terms. Annual lease payments are $924 thousand in the first five years, $1.0 million in years five through ten, $1.1 million in years ten through fifteen, $1.3 million in the first renewal term and $1.4 million in the second. The lease also provides for an option to purchase the building, exercisable 120 days prior to the anticipated occupancy of the building under the lease. The option price is approximately $3.5 million plus all documented out-of -pocket construction costs incurred after May 1, 2005. If we fail to exercise this initial option, we have an additional option to purchase the building during the first two years of our lease for the fair market value of the property, which will not be less than $3.5 million plus the costs incurred by the landlord in developing and constructing the building. If we do exercise the option, we intend to finance the acquisition of the property with proceeds from a commercial mortgage.

We have begun the process of identifying and developing an enterprise-wide policy processing and management software system. This project is expected to require up to two years to complete and we expect that the project will entail a significant capital expenditure. Other than this project and the possible exercise of the option to purchase the property in Poughkeepsie, capital expenditures for the next 12 months are expected to approximate $750 thousand for furniture and equipment.
Sources of Cash
We expect our future sources of funds will consist of fees and commissions earned from our fee-based management services business, premiums written in connection with our primary insurance and reinsurance businesses, investment income and proceeds from sales and redemptions of investment assets. CRM has access to an existing revolving credit facility with KeyBank under which CRM is entitled to borrow up to $5 million until June 30, 2007. Borrowings under the facility may be used for general business purposes and are due on demand. Interest on the loans outstanding under the facility is payable monthly at a rate per annum equal to KeyBank’s prime rate. All of CRM’s obligations under the facility are secured by a lien on substantially all of CRM’s assets and are guaranteed by CRM CA and Eimar. The facility limits CRM’s ability to purchase or sell assets otherwise than in the ordinary course of business, prohibits CRM from permitting any liens on its assets, subject to customary exceptions, prohibits CRM from incurring debt for borrowed money, including leases, except for trade debt incurred in the normal course of business and indebtedness or leases for term loans, leases, vehicles or equipment of up to $0.4 million, limits mergers and consolidations of CRM and prohibits investments and loans by CRM. As of March 31, 2007, there were no borrowings outstanding under the credit facility.
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

Posting of Security by Twin Bridges
Under the January 2007 Majestic Agreement, Twin Bridges is required to post collateral security with respect to any reinsurance liabilities it assumes from Majestic, either in the form of letters of credit or funds withheld arrangements. As of March 31, 2007, Majestic has required the funds withheld basis, therefore obviating the need for Twin Bridges to issue letters of credit related to policies written under the January 2007 Majestic Agreement.
Under the December 2005 NY Marine & General Agreement, Twin Bridges is required to post security for any unpaid liabilities under the contract. This requirement will continue following the closing of the Novation Agreement, which is discussed in greater detail above under the section entitled “Overview — Recent Developments: Proposed Novation with NY Marine & General,” such that Twin Bridges will instead be required to post security to Majestic in place of NY Marine & General.
Under its Amended Unsecured Letter of Credit Facility with KeyBank, Twin Bridges is entitled to draw letters of credit of up to $7 million. Twin Bridges pays a fee of 1.5% of the principal amount of each letter of credit issued. The Amended Unsecured Letter of Credit Facility has an expiration date of June 30, 2007. The Amended Unsecured Letter of Credit Facility contains covenants similar to the covenants in CRM’s revolving credit facility with KeyBank described above under “Sources of Cash.” The borrowings outstanding under it have been guaranteed by CRM, CRM CA and Eimar.
In addition, Twin Bridges has access to a second letter of credit loan facility (the “Amended Secured Letter of Credit Facility”) with KeyBank. Under the Amended Secured Letter of Credit Facility, Twin Bridges is entitled to draw letters of credit in the principal amount of up to $9 million. The Amended Secured Letter of Credit Facility expires on June 30, 2007. Twin Bridges pays a fee of 0.35% of the principal amount of each letter of credit issued under the Amended Secured Letter of Credit Facility. Any letter of credit issued under this facility is secured by investments, cash and cash equivalents held with a carrying value in equal amount. Twin Bridges also has arrangements with KeyBank and Smith Barney Citigroup pursuant to which Twin Bridges may obtain cash collateralized letters of credit.
At March 31, 2007, letters of credit in the principal amount of $6.5 million were outstanding under the Amended Unsecured Letter of Credit Facility and letters of credit in the amount of $33.1 million were outstanding under the Amended Secured Letter of Credit Facility and the arrangement with Smith Barney Citigroup. All letters of credit outstanding at March 31, 2007 were issued pursuant to the agreements with NY Marine & General.
Off-Balance Sheet Transactions
We have no off-balance sheet arrangements or transactions with unconsolidated, special purpose entities.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the Company’s market risk components since December 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
For the quarter ended March 31, 2007, we conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
You should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2006 and the risks described in other filings with the SEC, together with all of the other information included in this quarterly report. The risks and uncertainties are not the only ones facing our company. If any of the risks actually occurs, our business, financial condition or operating results could be harmed. Any of the risks described could result in a significant or material adverse effect on our financial condition or results of operations, and a corresponding decline in the market price of our common stock. You could lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in those forward-looking statements, as discussed above under the heading “Part I. — Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2006, have been updated to reflect developments that occurred during the quarter ended March 31, 2007, to read as follows:
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
We derive a significant amount of our income from our reinsurance business. We anticipate that revenues from our reinsurance business could account for an increasing portion of our total revenues and net income. Upon their policy renewals on January 1 and April 1 of this year, 9 of our 14 groups obtained excess and frequency coverage from Majestic. For these 9 groups, Twin Bridges reinsures a portion of the coverage provided by Majestic pursuant to a quota share reinsurance contract effective on January 1, 2007. Under this quota share reinsurance agreement, Twin Bridges reinsures 90% of the coverage that Majestic provides to the groups net of liabilities ceded to unaffiliated reinsurers and receives 90% of the premiums paid to Majestic by the groups net of premiums paid to unaffiliated reinsurers. Twin Bridges’ liabilities under the quota share reinsurance agreement, however, are capped at specific levels. Three of our groups have not yet renewed their excess and frequency coverage policies and continue to be covered by the excess and frequency coverage policies from NY Marine & General until their respective renewal dates. Under the December 2005 NY Marine & General Agreement, which was terminated as of January 1, 2007 for new business, Twin Bridges reinsures 70% of all of the coverage it provides under these policies and receives 70% of the premiums paid to NY Marine & General by the groups. If the remaining 3 groups currently covered by NY Marine & General obtain policies from Majestic upon their renewal in either June or August of this year, we expect Twin Bridges to reinsure a portion of this coverage under the quota share reinsurance agreement.
As a result of our new arrangement with Majestic and the termination of the December 2005 NY Marine & General Agreement for new business, we expect that the portion of our revenues dependent upon the placement of excess coverage for our groups will increase. Unless we enter into reinsurance agreements with other third parties, Majestic will be the only source of business for Twin Bridges in the future.

Majestic could lose or otherwise have its current licenses revoked. In addition, our groups may determine to obtain excess coverage insurance from other U.S. admitted insurers if such insurers offer a better rate or more favorable terms than those offered by us through Majestic. Further, these insurers may not offer us the opportunity to reinsure a portion of the excess coverage or may only do so in lower amounts or on terms and conditions that are less favorable or not acceptable to us. This may occur if these insurers are offered a better rate or more favorable terms from one of our competitors. We could lose all or a substantial portion of our reinsurance premium revenues which, for the quarter ended March 31, 2007, represented approximately 17% of our total revenues and 31% for year ended December 31, 2006. In addition, in such event we would be unable to grow by providing excess coverage insurance directly to our groups, which is one of our strategies for growth. Any of the adverse developments described above would have a material adverse effect on our business, financial condition and results of operations.
If we do not effectively price our insurance policies, our financial results will be adversely affected.
Our insurance policy prices are established when coverage is initiated. Adequate rates are necessary to generate premiums sufficient to pay losses, loss adjustment expenses and underwriting expenses, and to earn a profit. Our prices for insurance coverage are based on estimates of expected losses generated from the policies which we underwrite. We analyze many factors when pricing a policy, including the policyholder’s prior loss history, industry, and the loss prevention orientation of the policyholder’s management. Inaccurate information regarding a policyholder’s past claims experience puts us at risk of mispricing our policies. When initiating coverage on a policyholder, we rely on the claims information provided by the policyholder or previous carriers to properly estimate future claims expense. If the claims information is not accurately stated, we may under price our policy by using claims estimates that are too low. As a result, our actual costs for providing insurance coverage to our policyholders may be significantly higher than our premiums, which would have a materially adverse effect on our business, financial condition and results of operations.
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
Most recently, the WCIRB submitted a rate filing to the California Department of Insurance on March 30, 2007, recommending an 11.3% decrease in advisory pure premium rates to be effective for policies issued on or after July 1, 2007. The recommended decrease in pure premium rates is based on an analysis of loss experience valued as of December 31, 2006. The rate is advisory only and requires approval by the California Insurance Commissioner. A public hearing on the matters contained in the WCIRB’s filing was held on May 3, 2007, and the California Insurance Commissioner is expected to make his recommendation in June 2007. If the advisory rate reduction is approved, insurance companies may choose whether or not to adopt the new rates. At this time, we are unable to predict the impact that the proposed rate reductions, if approved and adopted by us, might have on our future financial position and results of operations.
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
Under the December 2005 NY Marine & General Agreement, Twin Bridges reinsures 70% of all of the coverage NY Marine & General provides to our groups and receives 70% of the premiums paid to NY Marine & General by the groups. The December 2005 NY Marine & General Agreement was terminated as of January 1, 2007 with respect to new business and upon their policy renewals on January 1 or April 1, 2007, 9 of our 14 groups obtained excess and frequency coverage from Majestic. Our reinsurance subsidiary, Twin Bridges, reinsures a portion of the excess and frequency coverage provided by Majestic to 9 of our 14 groups. Consequently, on a consolidated basis, we are providing 100% of the excess and frequency coverage obtained by these 9 groups net of liabilities ceded to unaffiliated reinsurers. In addition, if those 3 groups currently covered by NY Marine & General obtain policies from Majestic upon their renewal in June or August of this year, we expect Twin Bridges to reinsure a portion of this coverage under the quota share reinsurance agreement.
In addition, on April 24, 2007, we entered into the Novation agreement with NY Marine & General, wherein Majestic will be substituted as the “fronting” company for the excess policies previously issued by NY Marine & General to certain of our self-insured groups, together with the reinsurance agreements that are associated with the policies, including the quota share arrangements with Twin Bridges. The agreement is subject to customary closing conditions, including regulatory approval.
Under the proposed arrangement, NY Marine & General will transfer and assign to Majestic all of its respective rights, duties and obligations under the excess workers’ compensation policies issued to certain of our groups during the policy years 2003 through 2006, provided that each of our groups consents to the assignment and transfer. Connected with this, NY Marine & General will also assign all of its rights, duties and obligations to Majestic under the two quota share reinsurance agreements between NY Marine & General and Twin Bridges, namely the 50% quota share arrangement for policies issued between December 2003 and November 2005 and the 70% quota share for policies issued between December 2005 through December 2006. Finally, for the layers of coverage outside the Twin Bridges reinsurance agreements, NY Marine & General must obtain consent agreements from each of its other reinsurers naming Majestic as insured party on the reinsurance agreements.
These types of transfers are commonly referred to in the insurance industry as “assignments” and “novations,” which effect the legal substitution of one insurance company for the original policy-issuing company and generally requires the express or implied consent of the policyholder. We will be assuming, on a consolidated basis, a larger portion of the coverage provided to our groups, which could result in understatement of our loss reserves for this risk. This increased overall exposure to losses from large and/or frequent loss occurrences could have a material adverse effect on our business, financial condition and results of operations.
A number of our groups, including HITNY, which prior to April 1, 2007 was our largest group, are significantly underfunded.
Adverse claims development has caused a number of our groups, including HITNY, which was previously our largest group, to become significantly underfunded.
HITNY’s estimated ratio of regulatory assets to total liabilities has decreased significantly due to adverse claims development. As a result of HITNY’s underfunded status, the New York Workers’ Compensation Board has determined that the group will not accept any new members until the underfunding has been substantially corrected. In addition to this, HITNY experienced 18% attrition in the number of its members when the group policies renewed on April 1, 2007. Although we reached an initial agreement during the first quarter with HITNY’s Board of Trustees on certain parts of a preliminary remediation plan to resolve HITNY’s funding status, we continue to discuss other remaining details with the Board of Trustees, along with the New York Workers’ Compensation Board. The parts of the plan that have been agreed to include a reduction in management fees paid by HITNY and a reduction in the excess insurance cost for the policies that were placed with Majestic. An agreement was also reached between HITNY and Twin Bridges, such that HITNY will purchase an additional policy of frequency (or aggregate) coverage from Twin Bridges for prior years’ losses. The issuance of the policy from Twin Bridges, however, is subject to various conditions, all of which have not yet been fulfilled, to become effective. Further, given the significant amount of attrition from the group on April 1, the parts of the remediation plan already agreed to may have to be re-examined and may now prove more difficult to achieve, since the plan was based, in large part, upon renewals with increases in premiums and member contributions. Although negotiations remain on-going with HITNY, we cannot say with any certainly that a remediation plan will be approved by all parties and what the ultimate terms of the plan will be.
Connected with HITNY’s adverse claims development, the New York Workers’ Compensation Board is conducting an inquiry into the actuarial work done by a third-party actuary. We have provided testimony and copies of the underlying data that was submitted to the actuary to the New York Workers’ Compensation Board. The New York Workers’ Compensation Board has also received testimony from the third-party actuary. We also understand that the actuary provided the New York Workers’ Compensation Board with a written independent report from another qualified independent actuary that specializes in performing such reviews. This report verified that all actuarial methods used and actuarial judgments made were in accordance with sound actuarial principles and standards. The proceeding remains on-going and we continue to provide testimony and documentary evidence as requested. Although we expect that the materials and testimony that we provided to the New York Workers’ Compensation Board will substantiate all underlying data, we cannot predict the outcome of the New York Workers’ Compensation Board’s inquiry.
We have also recently determined that adverse claims development has similarly caused the estimated ratio of regulatory assets to total liabilities to decrease significantly for a number of our other groups in New York. Although these groups have not been deemed underfunded at this point, we expect that the New York Workers’ Compensation Board may make such a determination following its review of the groups’ financial statements. Accordingly, we will be working with the groups to develop remediation plans over the next several months, but are unable to predict with any certainty what the ultimate outcome of the discussions or the proposed plans will be.
The New York Workers Compensation Board has the regulatory authority to require our underfunded groups to increase the premiums their members pay to such groups, cause their members to pay an additional assessment for the coverage provided by such groups during prior years, review all expenses of the group, including the management fees paid by such groups, request substantial reductions in such expenses and, in extreme circumstances, order the group to disband. In the past, we have been able to assist our underfunded groups, including HITNY, to develop and implement successful remediation plans and restore such groups to funded status. However, we cannot assure you that any of the groups will be able to remediate their funding status successfully and in such an event, our business, financial condition and results of operations, as well as our reputation with respect to the provision of management services to self-insured workers compensation groups, could be materially and adversely affected. Furthermore, the groups may assert a claim against us, which we would vigorously defend. If any such claim results in payments to the groups or a reduction in the management fees the groups pay to us, our business, financial condition and results of operations could also be materially and adversely affected.
We may be deemed to have a conflict of interest in concurrently managing groups and placing excess coverage for these groups with Majestic or another U.S. admitted insurer that cedes a part of this excess coverage to Twin Bridges.
We currently act as a reinsurance broker for the groups we manage which will allow us to place reinsurance for our groups with Majestic in addition to other U.S. admitted insurers, while also reinsuring a portion of the excess coverage ceded from such reinsurers to Twin Bridges. It is possible that one or more of our groups could conclude that our acting as manager of the groups and as reinsurance broker for our groups, while also reinsuring a portion of the excess coverage, presents an unacceptable conflict of interest. If this should occur, we could lose all or a substantial portion of our reinsurance business or our brokerage business, either of which would have a material adverse effect on our business, financial condition and results of operations and prevent us from successfully implementing our growth strategy of providing excess coverage to the groups we manage in California and New York through Majestic. For example, a group of commonly owned former members of our largest managed group, HITNY, filed suit against CRM and HITNY on December 30, 2004 alleging, among other things, that CRM had engaged in self dealing and had committed a breach of fiduciary duty owed to them in connection with the placement of reinsurance for the members of the group. This suit was settled in April 2006 on other grounds, without considering the conflict of interest issue in any respect.

ITEM 4. SUBMISSION OF A MATTERS TO A VOTE OF SECURITY HOLDERS
On May 2, 2007, the Company held its 2007 Annual General Meeting of Shareholders, at which the shareholders voted upon the following matters:
(1)
the election of Keith S. Hynes, Salvatore A. Patafio and Louis Rosner, Esq. as Class II Directors to the Board of Directors of the Company, each to serve until the end of such director’s term, as described in the Company’s Proxy Statement, and until such director’s successor shall has been duly elected and qualified or until such directors’ earlier death, resignation or removal;

(2)	to direct CRM Holdings. to elect director designees to serve as directors of Twin Bridges;

(3)
the appointment of Johnson Lambert & Co. LLP as the Company’s independent auditors for CRM Holdings for the year ending December 31, 2007, and to authorize the Board of Directors, acting through the Audit Committee, to set the fees for the independent auditors; and

(4)	to vote on and approve the CRM Holdings, Ltd. 2007 Employee Stock Purchase Plan.
The Company’s shareholders appointed the three nominees as directors and directed the CRM Holdings to elect the director designees to serve as directors of Twin Bridges. The Company’s shareholders also appointed Johnson Lambert & Co. as the independent auditors and authorized the Board of Directors, acting through the Audit Committee, to set the fees for the independent auditors. Finally, the shareholders approved the 2007 Employee Stock Purchase Plan. Set forth below is the number of votes cast for and against and the number of abstentions/withheld votes with respect to each matter voted upon:

			Abstain/	Broker
	For	Against	Withheld	Non-Votes
1. Appointment of Directors	13,521,287		109,210
Keith S. Hynes	13,521,083		109,413
Salvatore A. Patafio	13,521,083		109,413
Louis Rosner, Esq.
2. Designation of Directors for Twin Bridges (Bermuda) Ltd.
Daniel G. Hickey, Jr.	13,363,177		267,319
Daniel G. Hickey, Sr.	13,363,381		267,115
David M. Birsner	13,362,617		267,879
Keith S. Hynes	13,521,287		109,210
Charles I. Johnston	13,520,726		109,770
Dr. Philip Magnarella	13,519,504		110,992
Salvatore A. Patafio	13,521,287		109,210
Louis Rosner, Esq.	13,520,967		109,529
3. Appointment of Johnson Lambert & Co.	13,583,534	44,723	2,239
4. Approval of the CRM Holdings, Ltd. 2007 Employee Stock Purchase Plan	11,680,120	333,204	7,243	1,609,929
ITEM 5. OTHER INFORMATION
On May 2, 2007, the Company’s shareholders, acting at their annual general meeting, approved the Company’s 2007 Employee Stock Purchase Plan (the “Plan”). The summary of the Plan set forth in this Item 5 is qualified in its entirety by reference to the Plan, a copy of which is filed as exhibit 10.1 to this quarterly report and incorporated herein by reference.
The Plan provides our employees, including the employees of any of our majority-owned subsidiaries as designated by our board of directors, with an opportunity to purchase our common shares through accumulated payroll deductions at a discounted purchase price. The Plan provides for three month offering periods, and participants will be able to purchase shares at 85% of the lower of the closing sales price of the Company’s Common Shares on the first or last day of the three month purchase period. The Board has reserved 200,000 shares for issuance under the Plan. The Company expects the first offering under the Plan to begin on or about July 1, 2007.

ITEM 6. EXHIBITS

Exhibit
Number	Description
10.1	CRM Holdings, Ltd. 2007 Employee Stock Purchase Plan

10.2	Employment Agreement, dated January 1, 2007, between the Company and James J. Scardino

10.3	Employment Agreement, dated January 1, 2007, between the Company and Chester J. Walczyk

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRM Holdings, Ltd.
/s/ Daniel G. Hickey, Jr.
Daniel G. Hickey, Jr.
Chief Executive Officer

Dated: May 3, 2007

EXHIBIT INDEX

Exhibit
Number	Description
10.1	CRM Holdings, Ltd. 2007 Employee Stock Purchase Plan

10.2	Employment Agreement, dated January 1, 2007, between the Company and James J. Scardino

10.3	Employment Agreement, dated January 1, 2007, between the Company and Chester J. Walczyk

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Furnished herewith