Form 10-Q
period 2007-06-30
CRM Holdings, Ltd.
filed 2007-08-08
CIK 1338949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number: 001-32705
CRM Holdings, Ltd.
(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

PO Box HM 2062, Hamilton HM HX, Bermuda	Not Applicable
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2007
Common Shares, $0.01 par value per share	15,894,043 shares
Class B Shares, $0.01 par value per share	395,000 shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CRM Holdings, Ltd.
Consolidated Balance Sheets

	(Unaudited)
	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Assets
Investments:
Fixed-maturity securities, available-for-sale (amortized cost $186,773 and $193,467)	$185,490	$193,208
Equity securities, available-for-sale (cost $13,169 and $11,904)	14,624	12,089
Short-term investments	4,305	7,677
Investment in unconsolidated subsidiary	1,083	1,083

Total investments	205,502	214,057
Cash and cash equivalents	64,351	14,257
Cash and cash equivalents, restricted	3,395	6,546
Accrued interest receivable	2,432	2,325
Premiums receivable, net	14,022	17,806
Reinsurance recoverable	42,375	30,749
Accounts receivable	5,307	5,572
Deferred policy acquisition costs	435	1,143
Net deferred tax asset	8,650	6,803
Goodwill	2,661	2,695
Other assets	4,710	4,400

Total assets	$353,840	$306,353

Liabilities and shareholders’ equity
Reserve for losses and loss adjustment expenses	$176,077	$153,622
Reinsurance payable	6,616	1,538
Unearned premiums	12,200	8,080
Unearned management fees and commissions	886	613
Long-term debt and other secured borrowings	44,895	44,083
Accrued expenses	20,714	14,773

Total liabilities	261,388	222,709

Common Stock
Authorized 50 billion shares; $.01 par value;
15.9 million common shares issued and outstanding	159	155
0.4 million Class B shares issued and outstanding	4	8
Additional paid-in capital	67,157	66,566
Retained earnings	25,029	16,973
Accumulated other comprehensive gain (loss), net of tax	103	(58)

Total shareholders’ equity	92,452	83,644

Total liabilities and shareholders’ equity	$353,840	$306,353

See Notes to Interim Consolidated Financial Statements.

CRM Holdings, Ltd.
Consolidated Statements of Income
And Comprehensive Income (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Amounts in thousands, except per share data)
Revenues
Net premiums earned	$33,515	$5,603	$56,337	$9,914
Fee-based management services	8,094	9,908	17,607	19,603
Investment income	2,728	857	5,130	1,639

Total revenues	44,337	16,368	79,074	31,156

Expenses
Losses and loss adjustment expenses	19,969	1,197	32,979	2,231
Fees paid to general agents and brokers	2,844	2,514	5,604	5,267
Policy acquisition costs	4,053	1,681	8,104	2,973
Selling, general and administrative expenses	10,413	6,695	21,347	13,404
Interest expense	977	2	1,950	30

Total expenses	38,256	12,089	69,984	23,905

Income before taxes	6,081	4,279	9,090	7,251

Provision for income taxes	922	557	1,034	504

Net Income	$5,159	$3,722	$8,056	$6,747

Earnings per share:
Basic	$0.32	$0.23	$0.49	$0.42
Diluted	$0.32	$0.23	$0.49	$0.41

Weighted average shares outstanding:
Basic	16,286	16,247	16,280	16,247
Diluted	16,319	16,383	16,320	16,361

Comprehensive Income

Net Income	$5,159	$3,722	$8,056	$6,747

Other comprehensive loss:
Gross unrealized investment holding (losses) gains arising during the period	(439)	(39)	272	(53)
Less reclassification adjustment for (gains) losses included in net income	(57)	22	(28)	22
Income tax benefit (provision) on other comprehensive income	173	—	(83)	—

Total other comprehensive (loss) gain	(323)	(17)	161	(31)

Total comprehensive income	$4,836	$3,705	$8,217	$6,716

See Notes to Interim Consolidated Financial Statements.

CRM Holdings, Ltd.
Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30

	2007	2006
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,056	$6,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	406	104
Amortization of unearned compensation, restricted stock	605	242
Amortization of discounts on available-for-sale investments	(844)	(818)
Net realized gains on sale of investments	(28)	—
Deferred income tax benefit	(1,930)	(98)
Changes in:
Cash and cash equivalents, restricted	3,150	(3,864)
Accrued interest receivable	(107)	—
Premiums receivable	3,783	(13,117)
Reinsurance recoverable	(11,626)	—
Accounts receivable	265	(720)
Policy acquisition costs	707	(3,807)
Other assets	218	(1,384)
Reserve for losses and loss adjustment expenses	22,455	2,231
Reinsurance payable	5,078	—
Unearned premiums	4,120	12,589
Unearned management fees and commissions	273	675
Other accrued expenses	5,974	364

Net cash provided by (used in) operating activities	40,555	(856)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale investments	(79,603)	(120,407)
Proceeds from sales and maturities of available-for-sale investments	85,901	69,975
Net sales and maturities of short-term investments	3,372	—
Fixed assets, net	(671)	(227)
Loans receivable	(225)	4

Net cash provided by (used in) investing activities	8,774	(50,655)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in accrued IPO costs	—	(2,411)
Borrowings (repayments) under long-term debt and credit facilities	779	(26)
Retirement of common shares — share-based compensation	(14)	—

Net cash provided by (used in) financing activities	765	(2,437)

Net increase (decrease) in cash	50,094	(53,948)
Cash and cash equivalents
Beginning	14,257	67,923

Ending	$64,351	$13,975

See Notes to Interim Consolidated Financial Statements.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 1. Nature of Business and Significant Accounting Policies
Organization
CRM Holdings, Ltd. (“CRM Holdings” or the “Company”) is a Bermuda holding company and 100% owner of CRM USA Holdings Inc. (“CRM USA Holdings”), a United States holding company, and Twin Bridges (Bermuda) Ltd. (“Twin Bridges”), a Bermuda company. The Company’s legal domicile is Bermuda, the jurisdiction in which it is incorporated.
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
Basis of Accounting and Principles of Consolidation
The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, and accordingly do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 2006 for CRM Holdings. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the three and six months ended June 30, 2007 and cash flows for the six months ended June 30, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated upon consolidation. Business segment results are presented net of all material inter-segment transactions.
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
Recent Accounting Pronouncements Not Yet Effective
In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159), which permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of FAS 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at the initial recognition of the asset or liability or upon a re-measurement event that gives rise to the new basis of accounting. All subsequent changes in fair value for that instrument are reported in earnings. FAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be recorded at fair value nor does it eliminate disclosure requirements included in other accounting standards. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 159 on its consolidated financial position, and results of operations.
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
Note 2. Earnings per Share
Basic earnings per share are calculated using the weighted average number of Common and Class B shares outstanding and excludes any dilutive effects of warrants, options and convertible securities. As of June 30, 2007 and 2006, there were 383 thousand and 147 thousand restricted shares, respectively, and no warrants, options or convertible securities outstanding.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 2. Earnings per Share, Continued
The following tables show the computation of the Company’s earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands except per share amounts)

Net income
(Numerator — Basic and Diluted earnings per share)	$5,159	$3,722	$8,056	$6,747

Weighted-average basic shares outstanding
(Denominator — basic earnings per share)	16,286	16,247	16,280	16,247
Dilutive effect of unvested restricted shares	33	136	40	114

Weighted-average diluted shares outstanding
(Denominator — diluted earnings per share)	16,319	16,383	16,320	16,361

Basic earnings per share	$0.32	$0.23	$0.49	$0.42

Diluted earnings per share	$0.32	$0.23	$0.49	$0.41

Diluted earnings per share are calculated assuming conversion of dilutive convertible securities and the exercise of all dilutive stock options and warrants using the treasury stock method.
Note 3. Investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s available-for-sale investments are shown in the table below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of June 30, 2007	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
U.S. Government and agencies	$21,476	$—	$77	$21,399
Obligations of states and political subdivisions	83,195	2	775	82,422
Corporate and other obligations	81,312	1	397	80,916
Mortgage-backed obligations	790	—	37	753

Total fixed-maturity securities, available for sale	186,773	3	1,286	185,490
Equity securities	13,169	1,755	300	14,624

Total investment securities, available-for-sale	$199,942	$1,758	$1,586	$200,114

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 3. Investments, Continued
The sources of investment income were as follows:

Six months ended June 30,	2007	2006
	(Dollars in thousands)

Interest income on cash and cash equivalents	$625	$712
Interest income on fixed-maturity securties	4,779	949
Interest income on other investments	47	—
Realized gains on investments	321	—
Realized losses on investments	(294)	(22)

Investment income before investment expenses	5,478	1,639
Investment expenses	(348)	—

Total investment income	$5,130	$1,639

Investments with a fair value of $132.3 million at June 30, 2007 were on deposit with various regulatory agencies as required by law. As of June 30, 2007, investments with a fair value of $30.3 million have been pledged as security under certain credit facilities.
Note 4. Deferred Policy Acquisition Costs
Changes in deferred policy acquisition costs are as follows:

Six months ended June 30,	2007	2006
	(Dollars in thousands)

Balance at beginning of period	$1,143	$442

Policy acquisition costs deferred:
Commissions	2,123	5,951
Other	5,273	828

	7,396	6,779
Amortization of policy acquisition costs	(8,104)	(2,973)

Net change	(708)	3,806

Balance at end of period	$435	$4,248

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 5. Losses and Loss Adjustment Expenses
Activity in the reserve for losses and loss adjustment expenses (“LAE”) is as follows:

As of June 30,	2007	2006
	(Dollars in thousands)

Gross liability beginning of period	$153,622	$6,280
Less reinsurance recoverable	(28,913)	—

Net liability at beginning of period	124,709	6,280

Incurred losses and LAE relating to:
Current year	35,135	3,569
Prior years	(2,156)	(1,338)

Total incurred losses and LAE	32,979	2,231

Paid losses and LAE relating to:
Current year	(2,230)	—
Prior years	(14,790)	—

Total paid losses and LAE	(17,020)	—

Net liability at end of period	140,668	8,511
Plus reinsurance recoverable	35,409	—

Gross liability at end of period	$176,077	$8,511

As a result of changes in estimates of insured events in the prior years, the reserve for losses and loss adjustment expenses decreased by $3.5 million in 2007, less of a charge of $1.3 million representing amortization of the difference between the fair value of the reserve for losses and LAE (net of reinsurance recoverable) and its stated value on the date of the acquisition of Majestic. As of June 30, 2007, the unamortized balance of this fair value adjustment is $2.1 million. These changes to prior years’ incurred losses are all attributable to the primary insurance segment.
Majestic has experienced favorable loss development as a result of favorable loss cost trends in the California market. The favorable development for the six months ended June 30, 2007 was predominantly from accident year 2006, where reported indemnity claims and average cost per claim developed better than expected. This favorable development resulted in estimated return premiums on retrospectively rated policies in the amount of $1.1 million for the six months ended June 30, 2007.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 6. Insurance Activity
The Company’s financial statements reflect the effects of direct insurance and assumed and ceded reinsurance activity. Majestic writes primary insurance and reinsures risk from unaffiliated third parties. Commencing January 1, 2007, Majestic also writes excess policies for the self insured groups managed by CRM and CRM CA, and cedes 90% of the retained risk to Twin Bridges. The activities of Majestic are included in the Primary Insurance segment, and the activities of Twin Bridges are included in the Reinsurance segment. All inter-company transactions are eliminated upon consolidation.
A summary of direct insurance and ceded and assumed reinsurance transactions in the affected segment is as follows:

	For the three months ended June 30, 2007
	Primary Insurance	Reinsurance
	Segment	Segment	Eliminations	Consolidated
	(Dollars in thousands)

Written premiums
Direct	$79,690	$—	$—	$79,690
Assumed	(7)	5,449	(8,440)	(2,998)
Ceded	(50,952)	—	8,440	(42,512)

Net written premiums	$28,731	$5,449	$—	$34,180

Earned premiums
Direct	$73,225	$—	$—	$73,225
Assumed	(7)	5,994	(8,440)	(2,453)
Ceded	(45,697)	—	8,440	(37,257)

Net earned premiums	$27,521	$5,994	$—	$33,515

Losses and loss adjustment expenses
Direct	$38,477	$—	$—	$38,477
Assumed	(2)	1,918	(2,078)	(162)
Ceded	(22,133)	—	2,078	(20,055)

Net losses and loss adjustment expenses	$16,342	$1,918	$—	$18,260

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 6. Insurance Activity, Continued

	For the six months ended June 30, 2007
	Primary Insurance	Reinsurance
	Segment	Segment	Eliminations	Consolidated
	(Dollars in thousands)

Written premiums
Direct	$101,719	$—	$—	$101,719
Assumed	93	8,458	(11,201)	(2,650)
Ceded	(55,665)	—	11,201	(44,464)

Net written premiums	$46,147	$8,458	$—	$54,605

Earned premiums
Direct	$94,853	$—	$—	$94,853
Assumed	93	11,964	(11,201)	856
Ceded	(50,573)	—	11,201	(39,372)

Net earned premiums	$44,373	$11,964	$—	$56,337

Losses and loss adjustment expenses
Direct	$51,313	$—	$—	$51,313
Assumed	44	3,828	(2,961)	911
Ceded	(23,915)	—	2,961	(20,954)

Net losses and loss adjustment expenses	$27,442	$3,828	$—	$31,270

As of June 30, 2007, the Company held collateral under related reinsurance agreements in the form of letters of credit totaling $21.3 million that may be drawn against any amounts remaining unpaid for more than 120 days. As of June 30, 2007, no amounts were drawn under the letters of credit.
On June 28, 2007, the Company completed an assignment, assumption and novation agreement (“Novation”) with NY Marine & General. Under the terms of the Novation, Majestic was substituted as the “fronting” company for almost all of the excess policies previously issued by NY Marine & General to certain of the self-insured groups managed by CRM and CRM CA. NY Marine & General transferred and assigned to Majestic all of its respective rights, duties and obligations under the excess workers’ compensation policies issued to certain self-insured groups during the policy years 2003 through 2006. In connection with this, NY Marine & General also transferred and assigned it rights, duties and obligations to Majestic under two quota share reinsurance agreements between NY Marine & General and Twin Bridges. The Company has also guaranteed the performance of its subsidiaries in connection with this transaction. For the layers of coverage outside the Twin Bridges reinsurance agreements, NY Marine & General obtained consent agreements from each of its other reinsurers naming Majestic as an insured party on the reinsurance agreements. The effect of the Novation on the results of operations for the six months ended June 30, 2007 was as follows:

(Dollars in thousands)
Net premiums written	$9,222

Net premiums earned	9,222
Losses and loss adjustment expenses	7,377

Income before tax	$1,845

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 6. Insurance Activity, Continued
Twin Bridges is required to provide Majestic with security for all reinsurance agreements for excess policies, including those obligations novated from NY Marine & General to Majestic as described above. This security may consist of a bank-issued letter of credit, a reinsurance trust fund for the benefit of Majestic or cash. For the excess policies not novated from NY Marine & General to Majestic, Twin Bridges is required to provide certain collateral to secure its obligations to NY Marine & General. Letters of credit totaling $39.6 million and $18.2 million as of June 30, 2007 and 2006, respectively, were issued under letter of credit facilities. Of these letters of credit, $33.1 million and $11.7 million were secured by a combination of investments and cash and cash equivalents as of June 30, 2007 and 2006, respectively, pursuant to the Secured Letter of Credit Facility. The balance of the letters of credit outstanding on those dates was issued pursuant to the Unsecured Letter of Credit Facility.
Note 7. Credit Facilities
On June 12, 2007, CRM amended its existing credit facility (the “Amended Credit Facility”) with KeyBank National Association (“KeyBank”). The Amended Revolving Credit Facility increases CRM’s borrowing limit from $5.0 million to $7.0 million, imposes a $2.0 million sub-limit for letters of credit and establishes a draw fee of 1.5% of the principal amount per year for each letter of credit drawn. The interest rate on the revolving credit facility is KeyBank’s prime rate. The amendment also extends the maturity date of the facility to June 30, 2008. As of June 30, 2007, CRM has a $1.7 million letter of credit outstanding with respect to lease obligations for our San Francisco premises, and has borrowed $812 thousand against this facility.
Twin Bridges amended its existing letter of credit loan facility (the “Amended Unsecured Letter of Credit Facility”) with KeyBank on June 12, 2007. The Amended Unsecured Letter of Credit Facility is for $7.0 million and has an expiration date of June 30, 2008 with a one-year option to renew, and renews the existing $7.0 million credit facility that expired June 30, 2007. Twin Bridges also has informal arrangements with KeyBank and Smith Barney Citigroup pursuant to which Twin Bridges may obtain collateralized letters of credit. Letters of credit outstanding under the informal arrangements are secured by either cash or investments. See Note 6 for the balance of letters of credit issued pursuant to Twin Bridges credit facilities.
Note 8. Income Taxes
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
In accordance with accounting policy, the Company continues to recognize interest and penalties related to unrecognized tax benefits as a component of the provision for income

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 8 .Income Taxes, Continued
taxes. The Company did not incur any income tax related interest income, interest expense or penalties for the six months ended June 30, 2007 and 2006.
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
The income tax provision differs from the amount computed by applying the U.S. Federal income tax rate of 35% to income before taxes as a result of the following:

Six Months Ended June 30,	2007	2006
	(Dollars in Thousands)

Theoretical Federal income tax at statutory rate of 35%	$3,182	$2,538
Tax-free Bermuda-domiciled income	(1,753)	(1,731)
Income attributable to pre-restructuring LLCs taxed in the hands of its members prior to the IPO date	—	(376)
Tax-exempt investment income	(417)	—
Other	22	73

Income tax provision	$1,034	$504

Management believes that its net deferred tax assets will be fully recognized in future periods and, therefore, has not established a valuation allowance with respect to such assets as of June 30, 2007 and 2006.
Note 9. Share-Based Compensation
The Company recorded share-based compensation expense, net of deferred taxes, of $410 thousand and $193 thousand during the six months ended June 30, 2007 and 2006, respectively. These amounts are compensation in the form of shares of restricted stock in accordance with the 2005 Long-Term Incentive Plan. Restricted stock issued under the plan has terms set by the Compensation Committee, and contain certain restrictions relating to, among other things, vesting and forfeiture in the event of termination of employment. The fair value of the shares awarded is calculated using the market price on the date of grant. As of June 30, 2007, there was $2.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.4 years.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 9. Share-Based Compensation, Continued
Following is a summary of non-vested shares activity:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Balance, December 31, 2006	210,593	$10.38
Granted during the period	233,803	$8.17
Vested during the period	(16,803)	$11.75
Forfeited during the period	(44,327)	$8.57

Balance, June 30, 2007	383,266	$9.18

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
The following table represents amounts paid to the broker for services rendered:

For the six months ended June 30,	2007	2006
	(Dollars in thousands)
Fees paid to general agents and brokers	$102	$119
Other operating expenses	24	$35

	$126	$154

As of June 30, 2007, Majestic issued excess workers’ compensation policies to eleven of the self-insured groups managed by CRM and CRM CA. The policies were written at statutory limits excess of each trust’s self-insured retention of $500 thousand. The estimated annual premium for the policies issued is $28.5 million. Majestic ceded 90% of the premium, net of the cost for excess reinsurance, to Twin Bridges.
Note 11. Contingencies
In April 2005, Cornerstone Program Management & Insurance Services (“Cornerstone”), the former general agent for Contractors Access Program of California, Inc. (“CAP”), a self-insured group administered by CRM CA, commenced litigation against CAP, CRM and CRM CA. A full and final confidential settlement was reached on September 6, 2006. All settlement payments due to date have been paid, and the litigation has been dismissed. CRM recovered $1.75 million under a general liability and errors and omissions policy, which was contributed to CAP as part of the settlement agreement, and $675 thousand under a directors’ and officers’ policy, which was contributed toward the settlement amount. In the event that insurance proceeds and any recoveries from third parties are insufficient to cover all payment obligations of CAP under the settlement agreement, it is reasonably possible that CAP may seek indemnification from CRM or the Company for its losses. On December 20, 2006, CRM received a request from CAP to enter into discussions regarding the contribution by CRM of amounts paid by CAP under the settlement agreement. It is not

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 11. Contingencies, Continued
possible to estimate the ultimate liability, if any, should CAP request that CRM contribute the full amount paid under the settlement. The amount paid by CAP, net of insurance proceeds, is $4.25 million.
CRM expects to enter into discussions regarding settlement of the matter, and may enter into settlement agreements, if it believes that a settlement is in the best interests of its shareholders. The matter, if decided adversely to or settled by CRM may result in a liability material to its results of operations.
Note 12. Segment Information
The Company historically operated as three reportable segments, Fee-Based Management Services, Reinsurance and Corporate and Other. Upon the acquisition of Embarcadero in November 2006, the Company began operating in a fourth business segment, Primary Insurance. The Company evaluates each segment based on fees and commission income, primary insurance premiums earned, reinsurance premiums earned or investment income, as applicable, and expenses that are associated with, and directly related to, each segment. The determination for the Fee Based Management Services, Primary Insurance and Reinsurance segments was based on the Company’s methodology for monitoring the performance of the self-insured group business, primary insurance and reinsurance operations. The Corporate and Other segment reflects primarily investment income, expenses, investments, cash and cash equivalents and long-term debt that are not allocable to the three operating segments. Accounting policies of the segments are the same as those of the Company. Included in income of the Fee-Based Management Services segment and underwriting expenses of the Primary Insurance segment, are commissions paid by Majestic to CRM and CRM CA for excess policies placed with Majestic on behalf of the self-insured groups managed by CRM and CRM CA.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 12. Segment Information, Continued
Premiums earned by the Reinsurance segment for the three months ended June 30, 2007 include $5.3 million of earned premiums assumed from the Primary Insurance segment. Such ceded premiums reduce premiums earned by the Primary Insurance segment. Ceding commission income reported in underwriting expenses of the Primary Insurance segment for the three months ended June 30, 2007 includes $1.4 million from the Reinsurance segment. Such amounts are reflected in underwriting expenses of the Reinsurance segment. Commission income reported by the Fee-Based Management Services segment for the three months ended June 30, 2007 includes $675 thousand from the Primary Insurance segment. Such amounts are reflected in underwriting expenses of the Primary Insurance segment expenses. There were no inter-segment revenues for the three months ended June 30, 2006.
The following tables set forth the Company’s revenues, expenses, income before taxes and total assets by business segment and combined:

	For the three months ended June 30, 2007
	Fee-Based			Corporate
	Management	Primary		and
	Services	Insurance	Reinsurance	Other	Eliminations	Total
	(Dollars in thousands)

Revenues:
Net premiums earned	$—	$27,521	$5,994	$—	$—	$33,515
Management fees	8,769	—	—	—	(675)	8,094
Investment income	32	1,875	731	90	—	2,728

Total revenues	8,801	29,396	6,725	90	(675)	44,337

Expenses:
Underwriting expenses	—	21,644	3,053	—	(675)	24,022
Interest expense	3	—	—	974	—	977
Depreciation and amortization	170	31	—	—	—	201
Operating expenses	9,602	2,320	332	802	—	13,056

Total expenses	9,775	23,995	3,385	1,776	(675)	38,256

Income before taxes	$(974)	$5,401	$3,340	$(1,686)	$—	$6,081

Total Assets	$6,806	$290,667	$92,438	$7,824	$(43,895)	$353,840

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 12. Segment Information, Continued

	For the three months ended June 30, 2006
	Fee-Based			Corporate
	Management	Primary		and
	Services	Insurance	Reinsurance	Other	Eliminations	Total
	(Dollars in thousands)
Revenues:
Net premiums earned	$—	$—	$5,603	$—	$—	$5,603
Management fees	9,908	—	—	—	—	9,908
Investment income	23	—	639	195	—	857

Total revenues	9,931	—	6,242	195	—	16,368

Expenses:
Underwriting expenses	—	—	2,878	—	—	2,878
Interest expense	2	—	—	—	—	2
Depreciation and amortization	52	—	—	—	—	52
Operating expenses	8,285	—	248	624	—	9,157

Total expenses	8,339	—	3,126	624	—	12,089

Income before taxes	$1,592	$—	$3,116	$(429)	$—	$4,279

Total Assets	$7,786	$—	$79,920	$16,582	$—	$104,288

Premiums earned by the Reinsurance segment for the six months ended June 30, 2007 include $8.0 million of earned premiums assumed from the Primary Insurance segment. Such ceded premiums reduce premiums earned by the Primary Insurance segment. Ceding commission income reported in underwriting expenses of the Primary Insurance segment for the six months ended June 30, 2007 includes $1.9 million from the Reinsurance segment. Such amounts are reflected in underwriting expenses of the Reinsurance segment. Commission income reported by the Fee-Based Management Services segment for the six months ended June 30, 2007 includes $1.0 million from the Primary Insurance segment. Such amounts are reflected in underwriting expenses of the Primary Insurance segment expenses. There were no inter-segment revenues for the six months ended June 30, 2006.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 12. Segment Information, Continued
The following tables set forth the Company’s revenues, expenses, income before taxes and total assets by business segment and combined:

	For the six months ended June 30, 2007
	Fee-Based			Corporate
	Management	Primary		and
	Services	Insurance	Reinsurance	Other	Eliminations	Total
	(Dollars in thousands)

Revenues:
Net premiums earned	$—	$44,373	$11,964	$—	$—	$56,337
Management fees	18,635	—	—	—	(1,028)	17,607
Investment income	76	3,425	1,444	185	—	5,130

Total revenues	18,711	47,798	13,408	185	(1,028)	79,074

Expenses:
Underwriting expenses	—	35,704	6,407	—	(1,028)	41,083
Interest expense	4	—	—	1,946	—	1,950
Depreciation and amortization	326	59	—	—	—	385
Operating expenses	18,789	5,106	618	2,053	—	26,566

Total expenses	19,119	40,869	7,025	3,999	(1,028)	69,984

Income before taxes	$(408)	$6,929	$6,383	$(3,814)	$—	$9,090

Total Assets	$6,806	$290,667	$92,438	$7,824	$(43,895)	$353,840

	For the six months ended June 30, 2006
	Fee-Based			Corporate
	Management	Primary		and
	Services	Insurance	Reinsurance	Other	Eliminations	Total
	(Dollars in thousands)

Revenues:
Net premiums earned	$—	$—	$9,914	$—	$—	$9,914
Management fees	19,603	—	—	—	—	19,603
Investment income	40	—	1,222	377	—	1,639

Total revenues	19,643	—	11,136	377	—	31,156

Expenses:
Underwriting expenses	—	—	5,204	—	—	5,204
Interest expense	30	—	—	—	—	30
Depreciation and amortization	104	—	—	—	—	104
Operating expenses	17,203	—	328	1,036	—	18,567

Total expenses	17,337	—	5,532	1,036	—	23,905

Income before taxes	$2,306	$—	$5,604	$(659)	$—	$7,251

Total Assets	$7,786	$—	$79,920	$16,582	$—	$104,288

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS OF OPERATIONS
CRM Holdings, Ltd. is a Bermuda exempted holding company that owns directly or indirectly the following significant subsidiaries: CRM USA Holdings Inc., or CRM USA Holdings, Compensation Risk Managers, LLC, or CRM, Compensation Risk Managers of California, LLC, or CRM CA, Twin Bridges (Bermuda) Ltd., or Twin Bridges, Eimar LLC, or Eimar, Embarcadero Insurance Holdings, Inc., or Embarcadero, and Majestic Insurance Company, or Majestic. As used in this quarterly report, references to the “Company,” “we,” “us” or “our” refer to CRM Holdings, Ltd. and its subsidiaries on a consolidated basis. References to CRM Holdings refer solely to CRM Holdings, Ltd., references to CRM refer to CRM, CRM CA and Eimar and references to Embarcadero refer to Embarcadero and its consolidated subsidiaries, including Majestic, unless in any instance the context indicates otherwise.
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
These forward-looking statements involve risks and uncertainties. You should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2006, our Quarterly Report on Form 10-Q for quarter ended March 31, 2007 and the risks described in our other filings with the SEC, together with all of the information included in this quarterly report. We undertake no obligation to update any of the forward looking statements after the date of this quarterly report to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.

Overview
We are a provider of workers’ compensation insurance products. Our main business activities include providing fee-based management and other services to workers’ compensation self-insured groups and, beginning in November 2006, the offering of a traditional workers’ compensation insurance product. We provide our fee-based management services to self-insured groups in New York, California and Texas. We provide our traditional workers’ compensation insurance coverage primarily to employers in California but also have active operations in Alaska, Arizona, Nevada, Oregon, Washington and, starting on April 1, 2007, New Jersey. In addition to these two products, we provide reinsurance and excess workers’ compensation coverage purchased by certain of the self-insured groups we manage.
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
   Industry Trends
Our business segments are affected by the trends of the workers’ compensation insurance market. The workers’ compensation insurance market has historically fluctuated with periods of low premium rates and excess underwriting capacity resulting from increased competition, followed by periods of high premium rates and shortages of underwriting capacity resulting from decreased competition. In California and, most recently, in New York, we are currently experiencing a downward trending in the premium rates charged by insurers.
California’s Premium Rates. California Bill 899 was passed in April 2004 with the goal of reducing over time the medical and indemnity costs paid by insurers. This legislation has allowed insurers to reduce rates. During 2006, the California Insurance Commissioner approved two workers’ compensation advisory pure premium rate decreases. First, the California Insurance Commissioner approved a 16% rate decrease for policies written after June 30, 2006, followed by a later 9% rate decrease for policies written after December 31, 2006. Most recently, on May 29, 2007, the California Insurance Commissioner recommended a 14.2% decrease in rates for policies written after June 30, 2007. The California Insurance Commissioner’s decisions are advisory only and insurance companies may choose whether or not to adopt the new rates.
New York’s Premium Rates. Following almost two years of relatively stable rates, on July 11, 2007 the New York State Superintendent of Insurance ordered that overall policyholders’ costs for workers’ compensation will be reduced by 20.5% effective October 1, 2007. This 20.5% reduction includes both changes in the workers’ compensation rates set by the New York State Workers’ Compensation Board as well as a change to the New York State Assessment. The rate reduction was based upon an analysis of the impact of the reforms and market trends associated with New York’s 2007 Workers’ Compensation Reform Act signed into law in March 2007, which was intended to create a significantly less expensive system of workers’ compensation in New York while increasing the weekly benefits paid to injured workers. The last change to the New York Workers’ Compensation rates, prior to this current rate reduction, was an increase in July 2005 averaging 5% across all industry groups and that took effect in October 2005.
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

  Novation with NY Marine & General
On June 28, 2007, we consummated an agreement with NY Marine & General, which we refer to in this quarterly report as the “Novation Agreement.” Under the terms of the Novation Agreement, Majestic, our primary insurance subsidiary, was substituted as the “fronting” company for almost all of the excess policies previously issued by NY Marine & General to certain of the self-insured groups we manage. NY Marine & General transferred and assigned to Majestic all of its respective rights, duties and obligations under the excess workers’ compensation policies issued to certain of our self-insured groups during the policy years 2003 through 2006. In connection with this, NY Marine & General also transferred and assigned its rights, duties and obligations to Majestic under two quota share reinsurance agreements between NY Marine & General and Twin Bridges. These policies included a 50% quota share arrangement for excess policies issued between December 2003 and November 2005, which we refer to as the “50% Quota Share Agreement,” and a 70% quota share arrangement for policies issued between December 2005 through December 2006, which we refer to as the “70% Quota Share Agreement.” For the layers of coverage outside of the Twin Bridges reinsurance agreements, NY Marine & General obtained consent agreements from each of its other reinsurers naming Majestic as an insured party on the reinsurance agreements.
Critical Accounting Policies and Estimates
We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the six months ended June 30, 2007 and 2006. Other than the adoption of FIN 48, we believe that the accounting policies set forth in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”) and “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our 2006 Form 10-K continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements.
Results of Operations
The following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2007 and 2006.
  Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006
Total Revenues. Total revenues increased 171%, or $27.9 million, to $44.3 million for the three months ended June 30, 2007 from $16.4 million for the three months ended June 30, 2006. The increase is primarily due to the 498% increase in net premium income. Net premiums earned represented 76% of total revenues for the three months ended June 30, 2007, compared to 34% for the same period in 2006. Fee-based management services income represented 18% and 61% of total revenues for June 30, 2007 and 2006, respectively. Consolidated net investment income represented 6% and 5% of total revenues for June 30, 2007 and 2006, respectively.
Revenues from Fee-based Management Services. Revenues from fee-based management services for the three months ended June 30, 2007 decreased 12%, or $1.1 million, to $8.8 million from $9.9 million for the comparable period in 2006. This decrease was partially due to commission rates from Majestic in the second quarter of 2007 as compared with commission rates from NY Marine & General in the second quarter of 2006. The 15% commissions that were earned on some excess placements per the 70% Quota Share Agreement with NY Marine & General in the second quarter of 2006 were replaced with 10% commissions per a quota share reinsurance agreement with Majestic that took effect on January 1, 2007, which we refer to as the “90% Quota Share Agreement,” in the second quarter of 2007. In addition, 29% of the trust members representing 34% of expired premiums of what had been the largest New York self-insured group we manage chose not to renew on April 1, 2007. Finally, fee-based income in California was lower in 2007 because the rates charged by our groups to their insured members declined by approximately 22%. These declines were somewhat offset by higher management fee revenues from our contractor and transportation self insured groups due to increased premium volume.
As of June 30, 2007, four of our California and seven of our New York self-insured groups had renewed their excess insurance policies previously placed with NY Marine & General with Majestic. Commissions earned on excess placements that were third party commissions under the NY Marine & General agreement are earned from Majestic under the new Majestic agreement. These commissions are reported in the Fee-based Management Services segment and eliminated upon consolidation. For the three months ended June 30, 2007, commissions under these Majestic policies of $675 thousand were eliminated against the primary insurance segment’s policy acquisition costs.

Revenues from Primary Insurance and Reinsurance. Total net premiums earned increased 498%, or $27.9 million, for the three months ended June 30, 2007, to $33.5 million from $5.6 million for the three months ended June 30, 2006. Of this increase, $27.5 million, or 99%, was attributable to our primary insurance segment as the results of Majestic were not included in the primary insurance segment prior to the November 14, 2006 acquisition. The remaining $391 thousand, or 1%, increase was attributable to our reinsurance segment.
Net primary insurance premiums earned for the three months ended June 30, 2007 were $27.5 million. Geographically, California primary insurance premiums represented $18.8 million, or 68%, of total primary insurance premiums earned.
Net reinsurance premiums increased 7%, or $391 thousand, to $6.0 million for the three months ended June 30, 2007, from $5.6 million for the three months ended June 30, 2006. As mentioned above in “Revenues from Fee-Based Management Services,” four of our California and seven of our New York self-insured groups had renewed their excess insurance policies previously placed with NY Marine & General with Majestic as of June 30, 2007. These policies also increased the percentages of premiums ceded to Twin Bridges from 70% to 90%. The increase in net reinsurance premiums as a result of the 90% Quota Share Agreement was somewhat offset by rate decreases in four of our California self-insured groups and attrition in what had been our largest New York self insured group.
Investment Income. Investment income for the three months ended June 30, 2007 increased 218%, or $1.9 million, to $2.7 million from $858 thousand for the three months ended June 30, 2006. This increase was primarily due to an increased level of investments held at our primary insurance segment, as the results of Majestic were not included in the primary insurance segment prior to our November 14, 2006 acquisition.
Total Expenses. Total expenses increased 216%, or $26.2 million, to $38.3 million for the three months ended June 30, 2007 from $12.1 million for the three months ended June 30, 2006. Of this increase, $1.4 million, or 5%, was attributable to our fee-based management services segment, $24.0 million, or 92%, was attributable to our primary insurance segment as the results of Majestic were not included in the primary insurance segment prior to our November 14, 2006 acquisition, $260 thousand, or 1%, was attributable to our reinsurance segment, and $1.2 million, or 4%, was attributable to our corporate and other segment. These increases were somewhat offset by the elimination of $675 thousand of policy acquisition costs as described in “Revenues from Fee-Based Management Services” above.
Losses and Loss Adjustment Expenses. Total losses and loss adjustment expenses increased $18.8 million to $20.0 million for the three months ended June 30, 2007, from $1.2 million for the three months ended June 30, 2006. Of this increase, $18.1 million, or 96%, was attributable to our primary insurance segment as the results of Majestic were not included in our primary insurance segment prior to the November 14, 2006 acquisition, and $721 thousand, or 4%, was attributable to our reinsurance segment.
Losses and loss adjustment expenses of $18.1 million were reported in our primary insurance segment for the three months ended June 30, 2007. Within that period, Majestic recorded a $1.9 million decrease in its estimated ultimate cost of settling claims as a result of favorable loss cost trends in the California market. The favorable development was predominantly from accident year 2006, where reported indemnity claims and average cost per claim developed better than expected. This favorable development also resulted in an estimated return of premiums on retrospectively rated policies in the amount of $300 thousand for the three months ended June 30, 2007. Excluding the effects of the Novation Agreement and prior year favorable development, for the three months ended June 30, 2007 our loss ratio was 64% of premiums. The favorable development was somewhat offset by $1.1 million of amortization of the difference between the fair value of the losses and loss adjustment expenses at June 30, 2006 versus their stated value on the date of acquisition of Majestic. Finally, $7.4 million was added to reserves for losses and loss adjustment expenses related to the policies novated from NY Marine & General to Majestic as described above in “Novation with NY Marine & General.”
Losses and loss adjustment expenses in our reinsurance segment increased 60%, or $721 thousand, for the three months ended June 30, 2007, to $1.9 million from $1.2 million for the three months ended June 30, 2006. In 2006, we recorded favorable development of $818 thousand for the three months ended June 30, 2006, which reduced our loss ratio to 21% of premiums for the quarter. For the three months ended June 30, 2007, our loss ratio was 32% of premiums. As of June 30, 2007, our reinsurance segment had nine reported claims whose estimated ultimate value totaled $1.6 million.

The methods for making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any adjustments resulting are reflected in current operations.
Fees Paid to General Agents and Brokers. Fees paid to general agents and brokers remained substantially unchanged for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006.
Policy Acquisition Costs. Policy acquisition costs increased 141%, or $2.4 million, to $4.1 million for the three months ended June 30, 2007 from $1.7 million for the three months ended June 30, 2006. Of this increase, $3.6 million was attributable to our primary insurance segment as the results of Majestic were not included in our primary insurance segment prior to the November 14, 2006 acquisition, somewhat offset by decreases of $546 thousand which was attributable to our reinsurance segment and $675 thousand of intercompany policy acquisition costs that were eliminated against commission income as described above in “Revenues from Fee-Based Management Services.”
Policy acquisition costs in our reinsurance segment decreased by $546 thousand primarily due to lower policy acquisition costs prescribed by those excess insurance policies that renewed with Majestic in the second quarter of 2007 as described above in “Revenues from Primary Insurance and Reinsurance.” Policy acquisition costs under the 70% Quota Share Agreement with NY Marine and General were 26.95% of net earned premium while policy acquisition costs under the 90% Quota Share Agreement with Majestic are 15% of net earned premium.
Total Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 56%, or $3.7 million, for the three months ended June 30, 2007, to $10.4 million from $6.7 million for the three months ended June 30, 2006. Of this increase, $1.1 million, or 30%, was attributable to our fee-based management services segment, $2.4 million, or 63%, was attributable to our primary insurance segment, as the results of Majestic were not included in our primary insurance segment prior to the November 14, 2006 acquisition, $85 thousand, or 2%, was attributable to our reinsurance segment, and $179 thousand, or 5%, was attributable to our corporate and other segment.
Selling, general and administrative expenses from fee-based management services increased $1.1 million, or 19%, to $6.9 million for the three months ended June 30, 2007 from $5.8 million for the three months ended June 30, 2006. Increases in compensation and related benefit expenses were somewhat offset by decreased insurance, professional and consulting and travel and entertainment expenses.
Selling, general and administrative expenses from primary insurance for the three months ended June 30, 2007 were $2.4 million. Of this $2.4 million, approximately 62% was attributable to compensation and related benefit expenses, 28% was attributable to professional fees and 10% was attributable to occupancy costs.
Selling, general and administrative expenses from reinsurance increased $85 thousand to $332 thousand for the three months ended June 30, 2007 from $248 thousand for the three months ended June 30, 2006. This increase was primarily due to higher professional and consulting fees, including professional fees paid to our Bermuda manager.
Selling, general and administrative expenses from corporate and other increased 29%, or $179 thousand, to $803 thousand for the three months ended June 30, 2007 from $624 thousand for the three months ended June 30, 2006. This increase was primarily due to higher insurance and professional and consulting expenses.
Interest Expense. Interest expense increased $975 thousand to $976 thousand at June 30, 2007, from $1 thousand at June 30, 2006. This increase was primarily due to interest expense on long-term debt obligations. In November 2006, CRM USA Holdings issued $36.1 million in junior subordinated debt in order to fund the Embarcadero acquisition and also assumed $8.0 million in senior debt of Embarcadero.

Provision for Income Taxes. The income tax provision of $922 thousand for the three months ended June 30, 2007 represented the net income tax provision on taxable income of CRM USA Holdings and its domestic subsidiaries: CRM, CRM CA, Eimar, Majestic and Embarcadero. CRM Holdings, Twin Bridges and an inactive subsidiary of Embarcadero are domiciled in Bermuda and are not subject to U.S. income taxation. The income tax provision for the three months ended June 30, 2007 included a current tax provision of $1.8 million and a deferred tax benefit of $898 thousand.
The deferred tax benefit of $898 thousand at June 30, 2007 was primarily due to temporary differences from net loss reserves, unearned premium reserves and deferred policy acquisition costs being reported differently for financial statement purposes versus federal income tax purposes.
Net Income. Net income for the three months ended June 30, 2007 increased 39%, or $1.4 million, to $5.2 million from $3.7 million for the three months ended June 30, 2006. Net income as a percentage of revenues was 12% for the three months ended June 30, 2007 compared to 23% for the three months ended June 30, 2006.
Income before taxes from Fee-based Management Services. Income before taxes from our fee-based management services segment for the three months ended June 30, 2007 decreased 161%, or $2.6 million, to a $974 thousand deficit, for the three months then ended, from $1.6 million.
Income before taxes from Reinsurance. Income before taxes from our reinsurance segment for the three months ended June 30, 2007 increased 7%, or $224 thousand, to $3.3 million, or 50% of our reinsurance segment revenues for the three months then ended, from $3.1 million, or 50% of our reinsurance segment revenues for the three months ended June 30, 2006.
   Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006
Total Revenues. Total revenues increased 154%, or $47.9 million, to $79.1 million for the six months ended June 30, 2007 from $31.2 million for the six months ended June 30, 2006. The increase is primarily due to the 468% increase in net premium income. Net premiums earned represented 71% of total revenues for the six months ended June 30, 2007, compared to 32% for the same period in 2006. Fee-based management services income represented 22% and 63% of total revenues for the six months ended June 30, 2007 and 2006, respectively. Consolidated net investment income represented 7% and 5% of total revenues for six months ended June 30, 2007 and 2006, respectively.
Revenues from Fee-based Management Services. Revenues from fee-based management services for the six months ended June 30, 2007 decreased $900 thousand to $18.7 million from $19.6 million for the six months ended June 30, 2006. In New York, we benefited from a large one-time bill review project along with higher revenues from our healthcare and contractor self-insured groups. This was somewhat offset by lower commissions from Majestic and NY Marine & General in the first six months of 2007 as compared with the first six months of 2006. The 20% commissions that were earned on some excess placements per the 50% Quota Share agreement with NY Marine & General in the first quarter of 2006 were replaced with 15% commissions per the 70% Quota Share agreement with NY Marine & General in the first quarter of 2007. The 15% commissions that were earned on some excess placements per the 70% Quota Share agreement with NY Marine & General in the second quarter of 2006 were replaced with 10% commissions per the 90% Quota Share agreement with Majestic in the second quarter of 2007. In addition, 29% of the trust members representing 34% of expired premiums of what had been the largest New York self-insured group we manage chose not to renew on April 1, 2007. Finally, fee-based income in California was lower in 2007 because the rates charged by our groups to their insured members declined by approximately 22%.
As of June 30, 2007, four of our California and seven of our New York self-insured groups had renewed their excess insurance policies previously placed with NY Marine & General with Majestic. Commissions earned on excess placements that were third party commissions under the NY Marine & General agreement are earned from Majestic under the new Majestic agreement. These commissions are reported in the Fee-Based Management Services segment and eliminated upon consolidation. For the six months ended June 30, 2007, commissions under these Majestic policies of $1.0 million were eliminated against the primary insurance segment’s policy acquisition costs.

Revenues from Primary Insurance and Reinsurance. Total net premiums earned increased 468%, or $46.4 million, for the six months ended June 30, 2007, to $56.3 million from $9.9 million for the six months ended June 30, 2006. Of this increase, $44.4 million, or 96%, was attributable to our primary insurance segment as the results of Majestic were not included in the primary insurance segment prior to the November 14, 2006 acquisition. The remaining $2.1 million, or 4% increase was attributable to our reinsurance segment.
Net primary insurance premiums earned for the six months ended June 30, 2007 were $44.4 million. Geographically, California primary insurance premiums represented $34.3 million, or 77%, of total primary insurance premiums earned.
Net reinsurance premiums increased 21%, or $2.1 million, to $12.0 million for the six months ended June 30, 2007, from $9.9 million for the six months ended June 30, 2006. This increase is primarily due to the enhanced quota share agreements with NY Marine & General and Majestic. In the first quarter of 2007, the quota share agreement with NY Marine & General increased the percentage of premiums ceded to Twin Bridges from 50% to 70% of excess coverage for three of the self-insured groups we manage, while the 90% Quota Share Agreement with Majestic increased the percentage of premiums ceded to Twin Bridges from 70% to 90% for six of the self-insured groups we manage. In the second quarter of 2007, eleven of the self-insured groups we manage are covered under the Majestic 90% Quota Share Agreement. These increases were somewhat offset by rate decreases in four of our California self-insured groups and attrition in what had been our largest New York self insured group.
Investment Income. Investment income for the six months ended June 30, 2007 increased 213%, or $3.5 million, to $5.1 million from $1.6 million for the six months ended June 30, 2006. This increase was primarily due to an increased level of investments held at our primary insurance segment, as the results of Majestic were not included in the primary insurance segment prior to our November 14, 2006 acquisition.
Total Expenses. Total expenses increased 193%, or $46.1 million, to $70.0 million for the six months ended June 30, 2007 from $23.9 million for the six months ended June 30, 2006. Of this increase, $1.8 million, or 4%, was attributable to our fee-based management services segment, $40.9 million, or 89%, was attributable to our primary insurance segment as the results of Majestic were not included in the primary insurance segment prior to our November 14, 2006 acquisition, $1.5 million, or 3%, was attributable to our reinsurance segment, and $3.0 million, or 6%, was attributable to our corporate and other segment. These increases were somewhat offset by the elimination of $1.0 million of policy acquisition costs as described in “Revenues from Fee-Based Management Services” above.
Losses and Loss Adjustment Expenses. Total losses and loss adjustment expenses increased $30.8 million to $33.0 million for the six months ended June 30, 2007 from $2.2 million for the six months ended June 30, 2006. Of this increase, $29.2 million, or 95%, was attributable to our primary insurance segment, as the results of Majestic were not included in our primary insurance segment prior to the November 14, 2006 acquisition, and $1.6 million, or 5%, was attributable to our reinsurance segment.
Losses and loss adjustment expenses of $29.2 million were reported in our primary insurance segment for the six months ended June 30, 2007. Within that period, Majestic recorded a $3.5 million decrease in its reserve for loss and loss adjustment expenses. The favorable development was somewhat offset by $1.3 million of amortization of the difference between the fair value of the losses and loss adjustment expenses at June 30, 2006 versus their stated value on the date of acquisition of Majestic. The favorable development was predominantly from accident year 2006, where reported indemnity claims and average cost per claim developed better than expected. This favorable development also resulted in an estimated return of premiums on retrospectively rated policies in the amount of $1.1 million for the six months ended June 30, 2007, reducing the impact of the favorable development on earnings by approximately $1.1 million. Excluding the effects of the Novation Agreement and prior year favorable development, for the six months ended June 30, 2007 our loss ratio was 68% of premiums. Finally, $7.4 million was added to reserves for losses and loss adjustment expenses related to the policies novated from NY Marine & General to Majestic as described above in “Novation with NY Marine & General.”
Losses and loss adjustment expenses in our reinsurance segment increased 72%, or $1.6 million, for the six months ended June 30, 2007 to $3.8 million from $2.2 million for the six months ended June 30, 2006. In 2006, we recorded favorable development of $1.4 million which reduced our loss ratio to 23% of premiums for the six months ended June 30, 2006. For the six months ended June 30, 2007, our loss and loss adjustment expense ratio was 32% of premiums.

The methods for making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any adjustments resulting are reflected in current operations.
Fees Paid to General Agents and Brokers. Fees paid to general agents and brokers remained substantially unchanged for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006.
Policy Acquisition Costs. Policy acquisition costs increased 173%, or $5.1 million, to $8.1 million for the six months ended June 30, 2007 from $3.0 million for the six months ended June 30, 2006. Of this increase, $6.6 million was attributable to our primary insurance segment as the results of Majestic were not included in our primary insurance segment prior to the November 14, 2006 acquisition. A decrease of $394 thousand was attributable to our reinsurance segment and $1.0 million of intercompany policy acquisition costs were eliminated against commissions as described above in “Revenues from Fee-Based Management Services.”
Policy acquisition costs in our reinsurance segment decreased by $394 thousand primarily due to lower policy acquisition costs prescribed by those excess insurance policies that renewed with Majestic as described above in “Revenues from Primary Insurance and Reinsurance.” Policy acquisition costs under the 70% Quota Share Agreement with NY Marine and General were 26.95% of net earned premium while policy acquisition costs under the 90% Quota Share Agreement with Majestic are 15% of net earned premium.
Total Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 59%, or $7.9 million, for the six months ended June 30, 2007 to $21.3 million from $13.4 million for the six months ended June 30, 2006. Of this increase, $1.5 million, or 19%, was attributable to our fee-based management services segment, $5.2 million, or 65%, was attributable to our primary insurance segment, as the results of Majestic were not included in our primary insurance segment prior to the November 14, 2006 acquisition, $290 thousand, or 4%, was attributable to our reinsurance segment, and $1.0 million, or 12%, was attributable to our corporate and other segment.
Selling, general and administrative expenses from fee-based management services increased $1.5 million, or 12%, to $13.5 million for the six months ended June 30, 2007 from $12.0 million for the six months ended June 30, 2006. Increases in compensation and related benefit expenses were somewhat offset by decreases in insurance, professional and consulting, and travel and entertainment expenses.
Selling, general and administrative expenses from primary insurance for the six months ended June 30, 2007 were $5.2 million. Of this $5.2 million, 51% was attributable to compensation and related benefit expenses, 23% was attributable to professional fees and 9% was attributable to occupancy costs.
Selling, general and administrative expenses from reinsurance increased $290 thousand to $617 thousand for the six months ended June 30, 2007 from $328 thousand for the six months ended June 30, 2006. This increase was primarily due to higher professional and consulting fees, including professional fees paid to our Bermuda manager.
Selling, general and administrative expenses from corporate and other increased 98% to $2.1 million for the six months ended June 30, 2007 from $1.0 million for the six months ended June 30, 2006. This increase was primarily due to higher insurance and professional and consulting expenses.
Interest Expense. Interest expense increased $1.9 million to $2.0 million, for the six months ended June 30, 2007 from $30 thousand for the six months ended June 30, 2006. This increase was primarily due to interest expense on long-term debt obligations. In November 2006, CRM USA Holdings issued $36.1 million in junior subordinated debt in order to fund the Embarcadero acquisition and also assumed $8.0 million in senior debt of Embarcadero. Interest expense of $30 thousand for the six months ended June 30, 2006 was derived from borrowings under credit facilities and capital lease obligations.
Provision for Income Taxes. The income tax provision of $1.0 million for the six months ended June 30, 2007 represented the net income tax provision on taxable income of CRM USA Holdings and its domestic subsidiaries: CRM, CRM CA, Eimar, Majestic and Embarcadero. CRM Holdings, Twin Bridges and an inactive subsidiary of Embarcadero are domiciled in Bermuda and are not subject to U.S. income taxation. The income tax provision for the six months ended June 30, 2007 included a current tax provision of $3.2 million and a deferred tax benefit of $2.2 million.

The deferred tax benefit of $2.2 million for the six months ended June 30, 2007 was primarily due to temporary differences from net loss reserves, unearned premium reserves and deferred policy acquisition costs being reported differently for financial statement purposes versus federal income tax purposes.
Net Income. Net income for the six months ended June 30, 2007 increased $1.4 million, or 19%, to $8.1 million from $6.7 million for the six months ended June 30, 2006. Net income as a percentage of revenues was 10% for the six months ended June 30, 2007 compared to 22% for the six months ended June 30, 2006.
Income before taxes from Fee-based Management Services. Income before taxes from our fee-based management services segment for the six months ended June 30, 2007 decreased 118%, or $2.7 million, to a $408 thousand deficit from $2.3 million, or 12% of our fee-based management services revenues for the six months ended June 30, 2006.
Income before taxes from Reinsurance. Income before taxes from our reinsurance segment for the six months ended June 30, 2007 increased 14%, or $779 thousand, to $6.4 million, or 48% of our reinsurance segment revenues for the six months then ended, from $5.6 million, or 50% of our reinsurance segment revenues, for the six months ended June 30, 2006.
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
Our primary insurance subsidiary, Majestic, is required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The NAIC has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of June 30, 2007, the statutory surplus of Majestic was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action. In addition to this limitation, we are subject to a U.S. federal withholding tax of 30% on any dividends paid to CRM Holdings from our U.S. subsidiaries, including Majestic. Accordingly, we do not expect to receive dividends from our U.S. subsidiaries for the foreseeable future.
Our reinsurance subsidiary, Twin Bridges, is restricted by Bermuda law and regulations in its payment of dividends from retained earnings or distributions out of contributed surplus, unless certain regulatory requirements are met. In addition, Twin Bridges is restricted from distributing more than 10% of its retained earnings by way of dividends, inter-company transfers or related party loans since the date of its last audited financial statements under the 70% Quota Share Agreement. This restriction continues following the closing of the Novation Agreement and now inures to the benefit of both Majestic and NY Marine & General.
Cash Flows
Net cash provided by operating activities amounted to $40.6 million for the six months ended June 30, 2007, compared to net cash used by operating activities of $856 thousand for the six months ended June 30, 2006. For the six months ended June 30, 2007, major components of cash provided by operating activities were increases in reserves for losses and loss adjustment expenses of $22.5 million, net income of $8.1 million, other accrued expenses of $6.0 million, increases in reinsurance payable of $5.1 million and decreases of restricted cash of $3.3 million, somewhat offset by the increases in reinsurance recoverable of $11.6 million and deferred taxes of $1.9 million. The major components of cash used by operating activities for the six months ended June 30, 2006 were increases of premiums receivable of $13.1 million, restricted cash of $3.9 million and policy acquisition costs of $3.8 million somewhat offset by increases in unearned premiums of $12.6 million, net income of $6.7 million and reserves for losses and loss adjustment expenses of $2.2 million.

Net cash provided by investing activities amounted to $8.8 million for the six months ended June 30, 2007, compared to net cash used in investing activities of $50.7 million for the six months ended June 30, 2006. For the six months ended June 30, 2007, investing activities were primarily purchases of available-for-sale investments of $79.6 million, somewhat offset by sales and maturities of available-for-sale investments of $85.9 million and net sales and maturities of short-term investments of $3.4 million. For the six months ended June 30, 2006, investing activities were primarily purchases of available-for-sale investments of $120.4 million, somewhat offset by sales and maturities of available-for-sale investments of $70.0 million.
Net cash provided by financing activities for the six months ended June 30, 2007 totaled $765 thousand, compared to net cash used in financing activities of $2.4 million for the six months ended June 30, 2006. Cash provided by financing activities for the six months ended June 30, 2007 arose primarily from the net borrowings under credit facilities. Cash used for financing activities for the six months ended June 30, 2006 was attributable to a decrease in accrued initial public offering costs.
  Liquidity and Capital Requirements
Our ongoing cash requirements are expected to consist of expenses to develop and implement our business strategy, as well as capital expenditures, interest expense on long-term debt obligations, losses and loss adjustment expenses, fees paid to general agents and brokers, taxes and other operating expenses. The potential for a large claim under one of our primary insurance policies or reinsurance contracts means that we may need to make substantial and unpredictable payments within relatively short periods of time. While our Board of Directors currently does not intend to declare dividends or make any other distributions to the shareholders of CRM Holdings, our cash requirements will also include the payment of any future dividends to our shareholders if and when our Board of Directors determines to change our dividend policy.
We executed a lease for approximately 34,315 rentable square feet in a building that is currently under construction in Poughkeepsie, New York, which will operate as the headquarters for our U.S. operations. The term of the lease is expected to commence in the fourth quarter of 2007, or such later date on which the construction is substantially complete and the building is available for occupancy. The lease term is fifteen years with options to renew for two additional five year terms. Annual lease payments are $1.2 million for the first five years following CRM’s occupancy of the building, $1.3 million for the sixth year through the tenth year, $1.45 million for the eleventh year through the fifteenth year, $1.6 million in the first renewal term of five years and $1.8 million in the second renewal period of five years. The lease also provides for an option to purchase the building, exercisable 120 days prior to the anticipated occupancy of the building under the lease. The option price is approximately $3.5 million plus all documented out-of-pocket construction costs incurred after May 1, 2005. If we fail to exercise this initial option, we have an additional option to purchase the building during the first two years of our lease for the fair market value of the property, which will not be less than $3.5 million plus the costs incurred by the landlord in developing and constructing the building. If we do exercise the option, we intend to finance the acquisition of the property with proceeds from a commercial mortgage.
We have negotiated an agreement to outsource our enterprise-wide Information Technology operations. We expect to incur capital charges of approximately $0.6 million and ongoing system and maintenance fees of $1.0 million per year for the next five years. This agreement was finalized in July 2007. In addition, we have begun the process of identifying and developing an enterprise-wide policy processing and management software system. This project may require up to two years to complete and could entail a significant capital expenditure. Other than these projects and the possible exercise of the option to purchase the property in Poughkeepsie, capital expenditures for the next 12 months are expected to approximate $0.7 million for office facility tenant improvements.

   Sources of Cash
We expect our future sources of funds will consist of fees and commissions earned from our fee-based management services business, premiums written in connection with our primary insurance and reinsurance businesses, investment income and proceeds from sales and redemptions of investment assets.
In addition to this, CRM has access to an existing revolving credit facility with KeyBank under which CRM is entitled to borrow up to $7 million, with a $2 million sub-limit for letters of credit, until June 30, 2008. Borrowings under the facility may be used for general business purposes and are due on demand. Interest on the loans outstanding under the facility is payable monthly at a rate per annum equal to KeyBank’s prime rate. All of CRM’s obligations under the facility are secured by a lien on substantially all of CRM’s assets and are guaranteed by CRM CA and Eimar. The facility limits CRM’s ability to purchase or sell assets otherwise than in the ordinary course of business, prohibits CRM from permitting any liens on its assets, subject to customary exceptions, prohibits CRM from incurring debt for borrowed money, including leases, except for trade debt incurred in the normal course of business and indebtedness or leases for term loans, leases, vehicles or equipment of up to $0.4 million, limits mergers and consolidations of CRM and prohibits investments and loans by CRM. As of June 30, 2007, there was $0.8 million outstanding under the credit facility.
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
   Posting of Security by Twin Bridges
Under the quota share reinsurance agreements currently in place between Twin Bridges and Majestic, which include, following the Novation Agreement, the 50% Quota Share Agreement, the 70% Quota Share Agreement and the 90% Quota Share Agreement, Twin Bridges is required to post collateral security with respect to any reinsurance liabilities it assumes from Majestic. This security may be posted either in the form of letters of credit or funds withheld arrangements. As of June 30, 2007, Majestic has required the funds withheld basis for policies under the 90% Quota Share Agreement only, therefore obviating the need for Twin Bridges to issue letters of credit related to policies written under these reinsurance agreements between Twin Bridges and Majestic.
In addition to Majestic, Twin Bridges is required to post collateral security with respect to any reinsurance liabilities it has assumed from NY Marine & General. Although the Novation Agreement assigned most of the excess workers’ compensation to Majestic, NY Marine & General continues to remain the insurer on the excess coverage for a few policies issued to certain of our self-insured groups that were not novated. For these policies, Twin Bridges continues to provide reinsurance to NY Marine & General pursuant to the 50% Quota Share Agreement and 70% Quota Share Agreement, and as such, Twin Bridges remains obligated to post collateral security. For the amounts owed to NY Marine & General, Twin Bridges posts collateral security in the form of secured letters of credit.

To meet these obligations, Twin Bridges has access to letters of credit under arrangements with KeyBank and Smith Barney Citigroup. Under a formal agreement with KeyBank, which we refer to as the “Amended Unsecured Letter of Credit Facility,” Twin Bridges is entitled to draw letters of credit of up to $7 million. Twin Bridges pays a fee of 1.5% of the principal amount of each letter of credit issued. The Amended Unsecured Letter of Credit Facility’s expiration date was extended for an additional year in June 2007 to June 30, 2008. The Amended Unsecured Letter of Credit Facility contains covenants similar to the covenants in CRM’s revolving credit facility with KeyBank described above under the section entitled “Sources of Cash.” The borrowings outstanding under it have been guaranteed by CRM, CRM CA and Eimar.
In addition to this, Twin Bridges has an informal arrangement with KeyBank to obtain secured letters of credit. Under this arrangement, Twin Bridges is entitled to draw letters of credit in amount equal to the funds posted by Twin Bridges and pays a fee of 0.35% of the principal amount of each letter of credit issued. Any letter of credit issued under this facility is secured by investments, cash and cash equivalents held with a carrying value in equal amount. Prior to June 30, 2007, this arrangement was contained in a formal written agreement, but with the closing the Novation Agreement, we have decided to proceed with KeyBank on an informal arrangement instead. Besides KeyBank, Twin Bridges also has a similar informal arrangement with Smith Barney Citigroup pursuant to which Twin Bridges may obtain cash collateralized letters of credit.
At June 30, 2007, letters of credit in the principal amount of $39.6 million were outstanding, of which $33.1 million were outstanding under the secured letters of credit arrangement with KeyBank and Smith Barney Citigroup.
Off-Balance Sheet Transactions
We have no off-balance sheet arrangements or transactions with unconsolidated, special purpose entities.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the Company’s market risk components since December 31, 2006. As of the date of this quarterly report, we have performed an analysis of our investment portfolio and determined that we have no marerial exposure to the mortgage and sub prime mortgage markets.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
For the quarter ended June 30, 2007, we conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
You should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2006, our Quarterly Report on Form 10-Q for quarter ended March 31, 2007 and the risks described in other filings with the SEC, together with all of the other information included in this quarterly report. The risks and uncertainties are not the only ones facing our company. If any of the risks actually occurs, our business, financial condition or operating results could be harmed. Any of the risks described could result in a significant or material adverse effect on our financial condition or results of operations, and a corresponding decline in the market price of our common stock. You could lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in those forward-looking statements, as discussed above under the heading “Part I. — Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following risk factors are intended to update and supplement, as applicable, the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2006, to reflect material developments that occurred during the quarter ended June 30, 2007:
Risks Related to Our Reinsurance and Insurance Businesses
Our reinsurance business is heavily dependent on Majestic, our primary insurance subsidiary, and the self insured groups we manage. We could be adversely affected if we are not able to maintain or increase this business.
We derive a significant amount of our income from our reinsurance business. The groups we manage purchase excess workers’ compensation coverage from U.S. admitted insurers to cover claims that exceed a minimum level established by state law or regulation or by administrative determination. Majestic currently provides excess workers’ compensation coverage purchased by 11 of the 14 self insured groups we manage. Under the 90% Quota Share Agreement, which covers excess policies written after December 31, 2006, Twin Bridges reinsures 90% of the coverage that Majestic provides to the groups net of liabilities ceded to unaffiliated reinsurers and receives 90% of the premiums paid to Majestic by the groups net of premiums paid to unaffiliated reinsurers.
As a result of this arrangement with Majestic, a significant portion of our reinsurance revenues is dependent upon the placement of excess coverage for our groups with Majestic. Unless we enter into reinsurance agreements with other third parties, Majestic will be the only source of business for Twin Bridges in the future. Majestic could lose or otherwise have its current licenses revoked or fail to maintain satisfactory ratings from relevant rating agencies, thereby making it ineligible to insure the excess coverage. In addition, our reinsurance business is dependent upon our relationship with the self-insured groups we manage. Our groups may determine to obtain excess coverage insurance from other U.S. admitted insurers if such insurers offer a better rate or more favorable terms than those offered by us through Majestic. Further, these insurers may not offer us the opportunity to reinsure a portion of the excess coverage or may only do so in lower amounts or on terms and conditions that are less favorable or not acceptable to us. This may occur if these insurers are offered a better rate or more favorable terms from one of our competitors.
Consequently, we could lose all or a substantial portion of our reinsurance premium revenues which, for the quarter ended June 30, 2007, represented approximately 14% of our total revenues and 31% for year ended December 31, 2006. Any of the adverse developments described above would have a material adverse effect on our business, financial condition and results of operations.
Twin Bridges is a reinsurer of Majestic. Consequently, we are exposed on a consolidated basis to a greater share of certain losses.
Our reinsurance subsidiary, Twin Bridges, reinsures a portion of the excess and frequency coverage provided by Majestic, our primary insurance subsidiary, to certain of the self-insured groups we manage. Consequently, we are exposed to a greater share of certain losses, since, on a consolidated basis, we are providing 100% of the excess and frequency coverage net of liabilities ceded to unaffiliated reinsurers.

Under the 90% Quota Share Agreement, which covers excess policies written by Majestic to our self-insured groups after December 31, 2006, Twin Bridges reinsures 90% of the coverage that Majestic provides to the groups net of liabilities ceded to unaffiliated reinsurers and receives 90% of the premiums paid to Majestic by the groups net of premiums paid to unaffiliated reinsurers.
In addition, on June 28, 2007, we consummated the Novation Agreement with NY Marine & General, which effected the legal substitution of Majestic for NY Marine & General, the original policy-issuing company. Majestic was substituted as the “fronting” company for almost all of the excess policies previously issued by NY Marine & General to certain of our self-insured groups, together with the reinsurance agreements that are associated with those policies, including the Twin Bridges’ 50% Quota Share Agreement and 70% Quota Share Agreement. Following this transaction, Majestic has assumed and now provides 50% of the $500 thousand, excess of $500 thousand excess and frequency coverage previously purchased by certain of our self-insured groups in policy years 2004 and 2005, and 30% of the $2.5 million, excess of $500 thousand and excess of $50 million to statutory limits excess and frequency coverage, previously purchased by certain of our self-insured groups in policy year 2006. The Novation Agreement did not affect Twin Bridges obligations on its reinsurance agreements, such that it continues to reinsure 50% of the excess and frequency coverage previously, net of liabilities ceded to unaffiliated reinsures, purchased by certain of our self insured in policy years 2004 and 2005 and 70% of the excess and frequency coverage, net of liabilities ceded to unaffiliated reinsures, previously purchased by certain of our self-insured groups in policy year 2006.
Accordingly, we have assumed and provide, on a consolidated basis, a larger portion of the excess coverage provided to our groups. Accordingly, any under estimate of our loss reserves for this risk would have a greater impact on our results of operations and financial position. The increased overall exposure to losses from large and/or frequent loss occurrences could have a material adverse effect on our business, financial condition and results of operations.
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

Most recently, the WCIRB submitted a rate filing to the California Department of Insurance on March 30, 2007, recommending an 11.3% decrease in advisory pure premium rates to be effective for policies issued on or after July 1, 2007. The recommended decrease in pure premium rates is based on an analysis of loss experience valued as of December 31, 2006. Following this recommendation, the California Insurance Commissioner on May 29, 2007 recommended a 14.2% decrease in rates for policies written after June 30, 2007. The rate is advisory only and insurance companies may choose whether or not to adopt the new rates. On May 30, 2007, Majestic filed for an 8.0% decrease effective July 1, 2007. This decrease was the ninth California rate reduction for Majestic since October 1, 2003, resulting in a net cumulative reduction of Majestic’s California rates of 52.6%.
Consequently, we could under price risks, which would adversely affect our profit margins, or we could overprice risks, which could reduce our sales volume and competitiveness. In addition, our competitors may adopt premium rate reductions that are greater than ours. In any of these scenarios, our business, financial condition, and results of operations could be materially adversely affected.
Risks Related to Our Fee-Based Business
Continued declines or volatility in the workers’ compensation rates in the New York and California markets may significantly impede our ability to generate sustained or improved revenue growth and profitability in our fee-based management services segment.
Our fee-based management services segment represented 19.9% and 53.5% of our total revenues for the quarter ended June 30, 2007 and the year-ended December 31, 2006, respectively. In New York, the fees we receive from all but one of our groups are based on a percentage of the workers’ compensation rates set by the New York State Workers’ Compensation Board that are attributable to the members of the groups we manage. For our groups in California and one of our groups in New York, our fees are based on a percentage of the premiums paid to the groups we manage by their members. We also receive commission income from U.S. admitted insurers, including Majestic, for placing the excess coverage and surety bonds which the groups we manage are required to obtain.
We do not determine the workers’ compensation rates on which our fee-based management services revenues are based. These rates and premiums may vary widely over market cycles or across industries that are attributable to the groups we manage. For example, during 2006 in California, the California Insurance Commissioner approved two workers’ compensation advisory pure premium rate decreases. The California Insurance Commissioner first approved a 16% rate decrease for policies written after June 30, 2006, followed by a later 9% rate decrease for policies written after December 31, 2006. Most recently, on May 29, 2007, the California Insurance Commissioner recommended a 14.2% decrease in rates for policies written after June 30, 2007. In New York, following almost two years of relatively stable rates, on July 11, 2007 the New York State Superintendent of Insurance ordered that overall policyholders’ costs for workers’ compensation will be reduced by 20.5% effective October 1, 2007. This 20.5% reduction includes both changes in the workers’ compensation rates set by the New York State Workers’ Compensation Board as well as a change to the New York State Assessment. As of the date of the quarterly report, we have not completed an evaluation of the impact of the rate declines mandated by the New York State Workers’ Compensation Board as they relate to our fee-based management services segment. .
Because of these market fluctuations in workers’ compensation rates, which we cannot predict or control, revenues and profitability in our fee-based management services segment may be volatile or subject to downward pressure. The continuation of downward trends in the workers’ compensation rates in New York and California may impede our ability to sustain or improve revenues and profitability in our fee-based management services segment. Consequently, our business, financial condition, and results of operations could be materially adversely affected.

ITEM 6. EXHIBITS

Exhibit
Number	Description
10.1	Amendment to Agreement of Lease between Oakwood Partners L.L.C. and Compensation Risk Managers, LLC, dated May 24, 2007. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 31, 2007.

10.2	Amendment to Loan Agreement, dated as of June 12, 2007, by and among Compensation Risk Managers, LLC, as borrower, and KeyBank National Association, as lender. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 15, 2007.

10.2	Amendment to Loan Agreement, dated as of June 12, 2007, by and among Twin Bridges (Bermuda), Ltd., as borrower, and KeyBank National Association, as lender. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 15, 2007.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRM Holdings, Ltd.

/s/ Daniel G. Hickey, Jr.

Daniel G. Hickey, Jr.
Chief Executive Officer
Dated: August 6, 2007

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Amendment to Agreement of Lease between Oakwood Partners L.L.C. and Compensation Risk Managers, LLC, dated May 24, 2007. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 31, 2007.

10.2	Amendment to Loan Agreement, dated as of June 12, 2007, by and among Compensation Risk Managers, LLC, as borrower, and KeyBank National Association, as lender. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 15, 2007.

10.2	Amendment to Loan Agreement, dated as of June 12, 2007, by and among Twin Bridges (Bermuda), Ltd., as borrower, and KeyBank National Association, as lender. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 15, 2007.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Furnished herewith