Form 10-Q
period 2007-09-30
CRM Holdings, Ltd.
filed 2007-11-08
CIK 1338949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2007

Common Shares, $0.01 par value per share	15,904,250 shares
Class B Shares, $0.01 par value per share	395,000 shares

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CRM Holdings, Ltd.
Consolidated Balance Sheets

	(Unaudited)
	September	December
	30, 2007	31, 2006
	(Dollars in thousands)
Assets
Investments:
Fixed-maturity securities, available-for-sale (amortized cost $204,923 and $193,467)	$205,621	$193,208
Equity securities, available-for-sale (cost $18,894 and $11,904)	20,666	12,089
Short-term investments	3,066	7,677
Investment in unconsolidated subsidiary	1,083	1,083

Total investments	230,436	214,057
Cash and cash equivalents	53,125	14,257
Cash and cash equivalents, restricted	804	6,546
Accrued interest receivable	2,581	2,325
Premiums receivable, net	12,275	17,806
Reinsurance recoverable	37,878	30,749
Accounts receivable	3,922	5,572
Deferred policy acquisition costs	574	1,143
Net deferred tax asset	8,220	6,803
Goodwill	2,661	2,695
Other assets	5,677	4,400

Total assets	$358,153	$306,353

Liabilities and shareholders’ equity
Reserve for losses and loss adjustment expenses	$179,972	$153,622
Reinsurance payable	1,664	1,538
Unearned premiums	9,114	8,080
Unearned management fees and commissions	105	613
Long-term debt and other secured borrowings	44,084	44,115
Accrued expenses	21,725	14,741

Total liabilities	256,664	222,709

Common Stock
Authorized 50 billion shares; $.01 par value;
15.9 and 15.5 million common shares issued and outstanding	159	155
0.4 and 0.8 million Class B shares issued and outstanding	4	8
Additional paid-in capital	67,533	66,566
Retained earnings	32,179	16,973
Accumulated other comprehensive gain (loss), net of tax	1,614	(58)

Total shareholders’ equity	101,489	83,644

Total liabilities and shareholders’ equity	$358,153	$306,353

See Notes to Interim Consolidated Financial Statements.

CRM Holdings, Ltd.
Consolidated Statements of Income
And Comprehensive Income (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Amounts in thousands, except per share data)
Revenues
Net premiums earned	$28,925	$6,287	$85,262	$16,201
Fee-based management services	7,639	10,053	25,246	29,655
Investment income	2,934	939	8,064	2,568

Total revenues	39,498	17,279	118,572	48,424

Expenses
Losses and loss adjustment expenses	14,195	2,263	47,174	4,494
Fees paid to general agents and brokers	2,449	2,660	8,053	7,927
Policy acquisition costs	4,097	1,897	12,201	4,870
Selling, general and administrative expenses	11,372	6,553	32,718	19,946
Interest expense	991	1	2,940	31

Total expenses	33,104	13,374	103,086	37,268

Income before taxes	6,394	3,905	15,486	11,156

Provision for income taxes	(757)	563	278	1,067

Net Income	$7,151	$3,342	$15,208	$10,089

Earnings per share:
Basic	$0.44	$0.21	$0.93	$0.62
Diluted	$0.44	$0.21	$0.93	$0.62

Weighted average shares outstanding:
Basic	16,289	16,247	16,283	16,247
Diluted	16,300	16,247	16,343	16,252

Comprehensive Income

Net Income	$7,151	$3,342	$15,208	$10,089

Other comprehensive gain (loss):
Gross unrealized investment holding gains (losses) arising during the period	2,414	25	2,686	(28)
Less reclassification adjustment for (gains) losses included in net income	(114)	2	(142)	23

Income tax provision on other comprehensive income	(788)	—	(871)	—

Total other comprehensive gain (loss)	1,512	27	1,673	(5)

Total comprehensive income	$8,663	$3,369	$16,881	$10,084

See Notes to Interim Consolidated Financial Statements.

CRM Holdings, Ltd.
Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30

	2007	2006
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,208	$10,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	638	173
Amortization of unearned compensation, restricted stock	918	386
Amortization of discounts on available-for-sale investments	(878)	(1,521)
Net realized (gains) losses on sale of investments	(142)	23
Deferred income tax benefit	(2,288)	(131)
Changes in:
Cash and cash equivalents, restricted	5,742	885
Accrued interest receivable	(256)	—
Premiums receivable	5,530	(10,433)
Reinsurance recoverable	(7,129)	—
Accounts receivable	1,650	(1,273)
Policy acquisition costs	569	(2,264)
Other assets	(150)	(567)
Reserve for losses and loss adjustment expenses	26,350	4,495
Reinsurance payable	126	—
Unearned premiums	1,034	7,475
Unearned management fees and commissions	(508)	(384)
Other accrued expenses	6,982	420

Net cash provided by operating activities	53,396	7,373

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale investments	(134,601)	(171,214)
Proceeds from sales and maturities of available-for-sale investments	117,176	107,643
Net sales and maturities of short-term investments	4,611	—
Purchases of fixed assets, net	(1,510)	(435)
(Payments on) advances of loans receivable	(221)	375

Net cash used in investing activities	(14,545)	(63,631)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in accrued IPO costs	—	(2,411)
Repayments under long-term debt and credit facilities	(32)	(38)
Issuance of common shares — employee stock option purchase plan	64	—
Retirement of common shares — share-based compensation	(15)	—

Net cash provided by (used in) financing activities	17	(2,449)

Net increase (decrease) in cash	38,868	(58,707)
Cash and cash equivalents
Beginning	14,257	67,923

Ending	$53,125	$9,216

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
Basis of Accounting and Principles of Consolidation
The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, and accordingly do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K for the year ended December 31, 2006 for CRM Holdings. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the three and nine months ended September 30, 2007 and cash flows for the nine months ended September 30, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated upon consolidation. Business segment results are presented net of all material inter-segment transactions.
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
Note 2. Earnings per Share
Basic earnings per share are calculated using the weighted average number of Common and Class B shares outstanding and excludes any dilutive effects of warrants, options and convertible securities. As of September 30, 2007 and 2006, there were 378 thousand and 142 thousand restricted shares, respectively, and no warrants, options or convertible securities outstanding.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 2. Earnings per Share, Continued
The following tables show the computation of the Company’s earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands except per share amounts)

Net income
(Numerator — Basic and Diluted earnings per share)	$7,151	$3,342	$15,208	$10,089

Weighted-average basic shares outstanding
(Denominator — basic earnings per share)	16,289	16,247	16,283	16,247
Dilutive effect of unvested restricted shares	11	—	60	5

Weighted-average diluted shares outstanding
(Denominator — diluted earnings per share)	16,300	16,247	16,343	16,252

Basic earnings per share	$0.44	$0.21	$0.93	$0.62

Diluted earnings per share	$0.44	$0.21	$0.93	$0.62

Diluted earnings per share are calculated assuming conversion of dilutive convertible securities and the exercise of all dilutive stock options and warrants using the treasury stock method.
Note 3. Investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s available-for-sale investments are shown in the table below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of September 30, 2007	Cost	Gains	Losses	Fair Value
		(Dollars in thousands)
U.S. Government and agencies	$18,225	$194	$—	$18,419
Obligations of states and political subdivisions	103,893	314	91	104,116
Corporate and other obligations	81,547	400	94	81,853
Mortgage-backed obligations	1,258	1	26	1,233

Total fixed-maturity securities, available-for-sale	204,923	909	211	205,621
Equity securities	18,894	2,402	630	20,666

Total investment securities, available-for-sale	$223,817	$3,311	$841	$226,287

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 3. Investments, Continued
The sources of investment income were as follows:

Nine months ended September 30,	2007	2006
	(Dollars in thousands)

Interest income on cash and cash equivalents	$1,286	$782
Interest income on fixed-maturity securties	7,146	1,809
Interest income on other investments	70	—
Realized gains on investments	822	—
Realized losses on investments	(680)	(23)

Investment income before investment expenses	8,644	2,568
Investment expenses	(580)	—

Total investment income	$8,064	$2,568

Investments with a fair value of $133.9 million at September 30, 2007 were on deposit with various regulatory agencies as required by law. As of September 30, 2007, investments with a fair value of $7.5 million have been pledged as security under certain credit facilities.
Note 4. Deferred Policy Acquisition Costs
Changes in deferred policy acquisition costs are as follows:

Nine months ended September 30,	2007	2006
	(Dollars in thousands)

Balance at beginning of period	$1,143	$442

Policy acquisition costs deferred:
Commissions	1,826	6,266
Other	9,806	868

	11,632	7,134
Amortization of policy acquisition costs	(12,201)	(4,870)

Net change	(569)	2,264

Balance at end of period	$574	$2,706

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 5. Losses and Loss Adjustment Expenses
Activity in the reserve for losses and loss adjustment expenses (“LAE”) is as follows:

As of September 30,	2007	2006
	(Dollars in thousands)

Gross liability beginning of period	$153,622	$6,280
Less reinsurance recoverable	(28,913)	—

Net liability at beginning of period	124,709	6,280

Incurred losses and LAE relating to:
Current year	54,232	5,832
Prior years	(7,058)	(1,338)

Total incurred losses and LAE	47,174	4,494

Paid losses and LAE relating to:
Current year	(5,063)	—
Prior years	(20,959)	—

Total paid losses and LAE	(26,022)	—

Net liability at end of period	145,861	10,774
Plus reinsurance recoverable	34,111	—

Gross liability at end of period	$179,972	$10,774

As a result of changes in estimates of insured events in the prior years, the reserve for losses and loss adjustment expenses decreased by $7.1 million in the nine months ended September 30, 2007. Of these changes to prior years’ incurred losses, $5.6 million is attributable to the primary insurance segment and $1.5 million is attributable to the reinsurance segment.
The primary insurance segment has experienced favorable loss development as a result of favorable loss cost trends in the California market. Favorable development of $5.2 million for the nine months ended September 30, 2007 was predominantly from accident year 2006, where reported indemnity claims developed better than expected. This favorable development also resulted in return premiums on retrospectively rated policies in the amount of $1.7 million for the nine months ended September 30, 2007. The favorable development was somewhat offset by $1.3 million of amortization of the difference between the fair value of the losses and loss adjustment expenses at September 30, 2007 versus their stated value on the date of acquisition of Majestic.
In 2007, the reinsurance segment recorded favorable development of $1.5 million related to prior years as a result of continued favorable loss experience and lack of loss emergence. Approximately $912 thousand of the reserve reduction was related to the 2006 accident year, with the remaining approximately $588 thousand spread among accident years 2003 through 2005.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 6. Insurance Activity
The Company’s financial statements reflect the effects of direct insurance and assumed and ceded reinsurance activity. Majestic writes primary insurance and reinsures risk from unaffiliated third parties. Majestic also writes excess policies for the self insured groups managed by CRM and CRM CA and unaffiliated third parties, and cedes 90% of the retained risk to Twin Bridges through the “90% Quota Share Agreement.” In addition to participating in the 90% Quota Share Agreement, Twin Bridges now writes direct excess policies and effective August 1, 2007 has a 50% participation in a layer of Majestic’s reinsurance treaty for the loss and loss adjustment expenses in excess of $500,000 per occurrence up to $750,000. The activities of Majestic are included in the Primary Insurance segment, and the activities of Twin Bridges are included in the Reinsurance segment. All inter-company transactions are eliminated upon consolidation.
A summary of direct insurance and ceded and assumed reinsurance transactions in the affected segment is as follows:

	For the three months ended September 30, 2007
		Reinsur-
	Primary	ance	Elimina-	Consoli-
	Segment	Segment	tions	dated
	(Dollars in thousands)
Written premiums
Direct	$29,478	$175	$—	$29,653
Assumed	63	10,773	(8,030)	2,806
Ceded	(8,182)	—	8,030	(152)

Net written premiums	$21,359	$10,948	$—	$32,307

Earned premiums
Direct	$38,354	$44	$—	$38,398
Assumed	63	7,267	(8,030)	(700)
Ceded	(16,803)	—	8,030	(8,773)

Net earned premiums	$21,614	$7,311	$—	$28,925

Losses and loss adjustment expenses
Direct	$16,469	$30	$(6)	$16,493
Assumed	22	1,281	(2,175)	(872)
Ceded	(3,601)	—	2,175	(1,426)

Net losses and loss adjustment expenses	$12,890	$1,311	$(6)	$14,195

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 6. Insurance Activity, Continued

	For the nine months ended September 30, 2007
		Reinsur-
	Primary	ance	Elimina-	Consoli-
	Segment	Segment	tions	dated
	(Dollars in thousands)
Written premiums
Direct	$131,197	$175	$—	$131,372
Assumed	156	19,231	(19,231)	156
Ceded	(63,847)	—	19,231	(44,616)

Net written premiums	$67,506	$19,406	$—	$86,912

Earned premiums
Direct	$133,207	$44	$—	$133,251
Assumed	156	19,231	(19,231)	156
Ceded	(67,376)	—	19,231	(48,145)

Net earned premiums	$65,987	$19,275	$—	$85,262

Losses and loss adjustment expenses
Direct	$67,782	$30	$(6)	$67,806
Assumed	66	5,109	(5,136)	39
Ceded	(25,807)	—	5,136	(20,671)

Net losses and loss adjustment expenses	$42,041	$5,139	$(6)	$47,174

As of September 30, 2007, the Company held collateral under related reinsurance agreements in the form of letters of credit totaling $21.3 million that may be drawn against any amounts remaining unpaid for more than 120 days. As of September 30, 2007, no amounts were drawn under the letters of credit.
Through September 30, 2007, the Company completed an assignment, assumption and novation agreement (“Novation”) with NY Marine & General. Under the terms of the Novation, Majestic was substituted as the “fronting” company for almost all of the excess policies previously issued by NY Marine & General to certain of the self-insured groups managed by CRM and CRM CA. NY Marine & General transferred and assigned to Majestic all of its respective rights, duties and obligations under the excess workers’ compensation policies issued to certain self-insured groups during the policy years 2003 through 2006. In connection with this, NY Marine & General also transferred and assigned it rights, duties and obligations to Majestic under two quota share reinsurance agreements between NY Marine & General and Twin Bridges. The Company has also guaranteed the performance of its subsidiaries in connection with this transaction. For the layers of coverage outside the Twin Bridges reinsurance agreements, NY Marine & General obtained consent agreements from each of its other reinsurers naming Majestic as an insured party on the reinsurance agreements.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 6. Insurance Activity, Continued
The effect of the Novation on the results of operations for the nine months ended September 30, 2007 was as follows:

	Three months	Nine months
	ended	ended
	September 30, 2007
	(Dollars in thousands)

Net premiums written	$865	$10,087

Net premiums earned	865	10,087
Losses and loss adjustment expenses	326	7,703

Income before tax	$539	$2,384

Twin Bridges is required to provide Majestic with security for all reinsurance agreements for excess policies, including those obligations novated from NY Marine & General to Majestic as described above. This security may consist of a bank-issued letter of credit, a reinsurance trust fund for the benefit of Majestic or cash withheld by Majestic. For the excess policies not novated from NY Marine & General to Majestic, Twin Bridges is required to provide certain collateral to secure its obligations to NY Marine & General. Majestic is holding $21.3 million of cash as collateral for the reinsurance agreements for excess policies described above. In addition, letters of credit totaling $4 million and $18.2 million as of September 30, 2007 and 2006, respectively, were issued under letter of credit facilities. Of these letters of credit, $4 million and $11.7 million were secured by a combination of investments and cash and cash equivalents as of September 30, 2007 and 2006, respectively, pursuant to the Secured Letter of Credit Facility. The balance of the letters of credit outstanding on those dates was issued pursuant to the Unsecured Letter of Credit Facility.
Note 7. Credit Facilities
On June 12, 2007, CRM amended its existing credit facility (the “Amended Credit Facility”) with KeyBank National Association (“KeyBank”). The Amended Revolving Credit Facility increases CRM’s borrowing limit from $5.0 million to $7.0 million, imposes a $2.0 million sub-limit for letters of credit and establishes a draw fee of 1.5% of the principal amount per year for each letter of credit drawn. The interest rate on the revolving credit facility is KeyBank’s prime rate. The amendment also extends the maturity date of the facility to June 30, 2008. As of September 30, 2007, CRM has a $1.7 million letter of credit outstanding under its Amended Revolving Credit facility, with respect to lease obligations for our San Francisco premises and had no borrowings against the revolving credit facility.
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

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
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
In accordance with accounting policy, the Company continues to recognize interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The Company did not incur any income tax related interest income, interest expense or penalties for the nine months ended September 30, 2007 and 2006.
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
The income tax provision differs from the amount computed by applying the U.S. Federal income tax rate of 35% to income before taxes as a result of the following:

Nine Months Ended September 30,	2007	2006
	(Dollars in Thousands)

Theoretical Federal income tax at statutory rate of 35%	$5,420	$3,905
Tax-free Bermuda-domiciled income	(3,436)	(2,574)
Income attributable to pre-restructuring LLCs taxed in the hands of its members prior to the IPO date	(324)	(347)
Tax-exempt investment income	(694)	—
Reduction in tax estimate for a prior year	(337)	—
Amortization of discounted loss reserves from acquisition of subsidiary	(446)	—
Other	95	83

Income tax provision	$278	$1,067

Management believes that its net deferred tax assets will be fully recognized in future periods and, therefore, has not established a valuation allowance with respect to such assets as of September 30, 2007 and 2006.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 9. Share-Based Compensation
The Company recorded stock-based compensation expense, net of deferred taxes, of $624 thousand and $258 thousand during the nine months ended September 30, 2007 and 2006, respectively. These amounts are compensation in the form of shares of restricted stock in accordance with the 2005 Long-Term Incentive Plan. Restricted stock issued under the plan has terms set by the Compensation Committee, and contain certain restrictions relating to, among other things, vesting and forfeiture in the event of termination of employment. The fair value of the shares awarded is calculated using the market price on the date of grant. As of September 30, 2007, there was $3.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.2 years.
Following is a summary of non-vested shares activity:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Balance, December 31, 2006	210,593	$10.38
Granted during the period	254,686	$8.03
Vested during the period	(17,487)	$11.59
Forfeited during the period	(69,540)	$8.50

Balance, September 30, 2007	378,252	$9.09

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
The following table represents amounts paid to the broker for services rendered:

For the nine months ended September 30,	2007	2006
	(Dollars in thousands)
Fees paid to general agents and brokers	$148	$190
Other operating expenses	71	$75

	$219	$265

As of September 30, 2007, Majestic issued excess workers’ compensation policies to most of the self-insured groups managed by CRM and CRM CA. The policies were written at statutory limits excess of each trust’s self-insured retention of $500 thousand. The estimated annual premium for the policies issued is $30.8 million. Majestic ceded 90% of the premium, net of the cost for excess reinsurance, to Twin Bridges.

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

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 12. Segment Information, Continued
Premiums earned by the Reinsurance segment for the three months ended September 30, 2007 include $7.3 million of earned premiums assumed from the Primary Insurance segment. Such ceded premiums reduce premiums earned by the Primary Insurance segment. Ceding commission income reported in underwriting expenses of the Primary Insurance segment for the three months ended September 30, 2007 includes $0.7 million from the Reinsurance segment. Such amounts are reflected in underwriting expenses of the Reinsurance segment. Commission income reported by the Fee-Based Management Services segment for the three months ended September 30, 2007 includes $984 thousand from the Primary Insurance segment. Such amounts are reflected in underwriting expenses of the Primary Insurance segment expenses. There were no inter-segment revenue for the three months ended September 30, 2006.
The following tables set forth the Company’s revenues, expenses, income before taxes and total assets by business segment and combined:

	For the three months ended September 30, 2007
	Fee-Based			Corporate
	Management	Primary		and	Elimina-
	Services	Insurance	Reinsurance	Other	tions	Total
	(Dollars in thousands)
Revenues:
Net premiums earned	$—	$21,614	$7,311	$—	$—	$28,925
Management fees	8,628	—	—	—	(989)	7,639
Investment income	24	2,212	611	87	—	2,934

Total revenues	8,652	23,826	7,922	87	(989)	39,498

Expenses:
Underwriting expenses	—	16,960	2,321	—	(989)	18,292
Interest expense	13	—	—	978	—	991
Depreciation and amortization	221	32	—	—	—	253
Operating expenses	10,129	2,482	205	752	—	13,568

Total expenses	10,363	19,474	2,526	1,730	(989)	33,104

Income before taxes	$(1,711)	$4,352	$5,396	$(1,643)	$—	$6,394

Total assets	$10,367	$304,002	$87,799	$8,806	$(52,821)	$358,153

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 12. Segment Information, Continued

	For the three months ended September 30, 2006
	Fee-Based			Corporate
	Management	Primary		and	Elimina-
	Services	Insurance	Reinsurance	Other	tions	Total
	(Dollars in thousands)
Revenues:
Net premiums earned	$—	$—	$6,287	$—	$—	$6,287
Management fees	10,053	—	—	—	—	10,053
Investment income	30	—	710	199	—	939

Total revenues	10,083	—	6,997	199	—	17,279

Expenses:
Underwriting expenses	—	—	4,160	—	—	4,160
Interest expense	1	—	—	—	—	1
Depreciation and amortization	69	—	—	—	—	69
Operating expenses	8,513	—	85	546	—	9,144

Total expenses	8,583	—	4,245	546	—	13,374

Income before taxes	$1,500	$—	$2,752	$(347)	$—	$3,905

Total assets	$8,836	$—	$79,872	$16,977	$—	$105,685

Premiums earned by the Reinsurance segment for the nine months ended September 30, 2007 include $19.2 million of earned premiums assumed from the Primary Insurance segment. Such ceded premiums reduce premiums earned by the Primary Insurance segment. Ceding commission income reported in underwriting expenses of the Primary Insurance segment for the nine months ended September 30, 2007 includes $2.6 million from the Reinsurance segment. Such amounts are reflected in underwriting expenses of the Reinsurance segment. Commission income reported by the Fee-Based Management Services segment for the nine months ended September 30, 2007 includes $2.0 million from the Primary Insurance segment. Such amounts are reflected in underwriting expenses of the Primary Insurance segment expenses. There were no inter-segment revenue for the nine months ended September 30, 2006.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 12. Segment Information, Continued
The following tables set forth the Company’s revenues, expenses, income before taxes and total assets by business segment and combined:

	For the nine months ended September 30, 2007
	Fee-Based			Corporate
	Management	Primary		and	Elimina-
	Services	Insurance	Reinsurance	Other	tions	Total
	(Dollars in thousands)
Revenues:
Net premiums earned	$—	$65,987	$19,275	$—	$—	$85,262
Management fees	27,263	—	—	—	(2,017)	25,246
Investment income	101	5,636	2,055	272	—	8,064

Total revenues	27,364	71,623	21,330	272	(2,017)	118,572

Expenses:
Underwriting expenses	—	52,665	8,727	—	(2,017)	59,375
Interest expense	17	—	—	2,923	—	2,940
Depreciation and amortization	548	90	—	—	—	638
Operating expenses	28,918	7,588	823	2,804	—	40,133

Total expenses	29,483	60,343	9,550	5,727	(2,017)	103,086

Income before taxes	$(2,119)	$11,280	$11,780	$(5,455)	$—	$15,486

Total assets	$10,367	$304,002	$87,799	$8,806	$(52,821)	$358,153

	For the nine months ended September 30, 2006
	Fee-Based			Corporate
	Management	Primary		and	Elimina-
	Services	Insurance	Reinsurance	Other	tions	Total
	(Dollars in thousands)
Revenues:
Net premiums earned	$—	$—	$16,201	$—	$—	$16,201
Management fees	29,655	—	—	—	—	29,655
Investment income	60	—	1,932	576	—	2,568

Total revenues	29,715	—	18,133	576	—	48,424

Expenses:
Underwriting expenses	—	—	9,364	—	—	9,364
Interest expense	31	—	—	—	—	31
Depreciation and amortization	173	—	—	—	—	173
Operating expenses	25,705	—	414	1,581	—	27,700

Total expenses	25,909	—	9,778	1,581	—	37,268

Income before taxes	$3,806	$—	$8,355	$(1,005)	$—	$11,156

Total assets	$8,836	$—	$79,872	$16,977	$—	$105,685

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS OF OPERATIONS
As used in this quarterly report, references to the “Company,” “we,” “us” or “our” refer to CRM Holdings and its subsidiaries on a consolidated basis. References to CRM Holdings refer solely to CRM Holdings, Ltd., references to CRM refer to CRM, CRM CA and Eimar and references to Embarcadero refer to Embarcadero and its consolidated subsidiaries, including Majestic, unless in any instance the context indicates otherwise.
Cautionary Statement
This quarterly report contains forward looking statements, which include, without limitation, statements about our plans, strategies and prospects. These statements are based on our current expectations and projections about future events and are identified by terminology such as “may,” “will,” “should,” “expect,” “scheduled,” “plan,” “seek,” “intend,” “anticipate,” “believe,” “estimate,” “aim,” “potential,” or “continue” or the negative of those terms or other comparable terminology. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Although we believe that our plans, intentions and expectations are reasonable, we may not achieve such plans, intentions or expectations.
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
These forward-looking statements involve risks and uncertainties. You should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2006, our quarterly reports on Form 10-Q for quarters ended March 31 and June 30, 2007, and the risks described in our other filings with the SEC, together with all of the information included in this quarterly report. We undertake no obligation to update any of the forward looking statements after the date of this quarterly report to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.
Overview
We are a provider of workers’ compensation insurance products. Our main business activities include providing fee-based management and other services to workers’ compensation self-insured groups and, beginning in November 2006, the offering of a primary workers’ compensation insurance product. We provide our fee-based management services to self-insured groups in New York and California. We provide our primary workers’ compensation insurance coverage to employers in California primarily but also have active operations in Alaska, Arizona, Nevada, Oregon, Washington, New Jersey and, starting on October 1, 2007, New York. We are also a provider of reinsurance products for primary and excess workers’ compensation insurance coverage.

We report our business in the following four segments: primary workers’ compensation insurance; reinsurance; fee-based management services; and corporate and other. Our primary workers’ compensation insurance segment was added with our acquisition of Embarcadero on November 14, 2006. Our consolidated financial statements include the results of CRM Holdings and our subsidiaries, CRM USA Holdings, CRM, CRM CA, Eimar, Twin Bridges and Embarcadero and its subsidiaries. Embarcadero’s assets, liabilities and results of operations are included in the Company’s results beginning November 14, 2006.
Drivers of Profitability
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
California’s Premium Rates. Prior to the recent developments in the California market, we had experienced a downward trending in the premium rates charged by insurers. California Bill 899 was passed in April 2004 with the goal of reducing over time the medical and indemnity costs paid by insurance companies. This legislation allowed insurers to reduce rates. During 2006 and the first half of 2007, the California Insurance Commissioner approved three workers’ compensation advisory pure premium rate decreases. The California Insurance Commissioner first approved a 16% rate decrease for policies written after June 30, 2006, followed by a later 9% rate decrease for policies written after December 31, 2006, which was followed by another 14.2% rate decrease for policies written after June 30, 2007.
Most recently, however, on October 19, 2007, the Workers’ Compensation Insurance Rating Bureau of California, or “WCIRB,” an industry-backed private organization that provides statistical analysis, amended a previous filing with the California Insurance Commissioner to recommend a 5.2% increase in advisory pure premium rates for policies written on or after January 1, 2008. The filing was based on the WCIRB’s review of insurer losses and loss adjustment expenses incurred during 2006 and prior accident years and legislative amendments adopted during 2007. The California Insurance Commissioner has not announced his recommendation regarding the proposed rate increase. The California Insurance Commissioner’s decision is advisory only and insurance companies may choose whether or not to adopt the new rates.
New York’s Premium Rates. Workers’ compensation rates in New York have experienced significant pricing pressure because of declines in the regulatory rates. Following almost two years of relatively stable rates, on July 11, 2007 the New York State Superintendent of Insurance ordered that overall policyholders’ costs for workers’ compensation were to be reduced by 20.5% effective October 1, 2007. This 20.5% reduction included both changes in the workers’ compensation rates set by the New York State Workers’ Compensation Board as well as a change to the New York State Assessment. The rate reduction was based upon an analysis of the impact of the reforms and market trends associated with New York’s 2007 Workers’ Compensation Reform Act signed into law in March 2007, which was intended to create a significantly less expensive system of workers’ compensation in New York while increasing the weekly benefits paid to injured workers. The last change to the New York Workers’ Compensation rates, prior to this rate reduction, was an increase in July 2005 averaging 5% across all industry groups that took effect in October 2005.
This increased market competition and pricing pressure were significant factors, among others, that contributed to three of our New York self-insured groups electing to voluntarily terminate their active operations during the second half of 2007. The self-insured group product we offer is not as attractive during periods of low premium rates and excess underwriting capacity, as we are currently experiencing in New York, because of the risks associated with the joint and several liability of the members. There can be no assurance that other self-insured groups we manage will not elect to cease active operations, that the price erosion in New York will not become more widespread, or that our profitability will not deteriorate from the rate reductions. We are mitigating these risks, however, by constantly seeking out profitable opportunities through geographic and business diversification. This includes the geographic expansion of our primary insurance business into New York, by leveraging our strong broker distribution network to offer primary insurance policies for both new businesses as well as for former members of group self-insured programs.

Revenues
Our revenues consist primarily of the following:
Primary Insurance Net Premiums Earned. Primary insurance gross premiums written include all premiums billed by our primary insurance segment during a specified policy period. Premiums are earned over the terms of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned is included in unearned premiums and is realized as revenue in subsequent periods over the remaining terms of the policies. Primary insurance premiums earned are the elapsed portion of our net premiums written. Net premiums written is the difference between gross premiums written and premiums ceded or paid to reinsurers. Our gross premiums written is the sum of both direct premiums and assumed premiums before the effect of ceded reinsurance.
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
Fee-based Management Services Revenue. Our fee-based management service revenues include management fees received from our groups for management and other services. In New York, the fees we receive from all but one of our groups are based on a percentage of the workers’ compensation rates set by the New York State Workers’ Compensation Board that are attributable to the members of the groups we manage, and our fees include claims management services. With respect to our groups in California and one of our groups in New York, our fees are based on a percentage of the premiums paid to the groups we manage by their members. Our groups in California pay fees for claims management services directly to third party administrators. In addition, we receive fees for medical bill review and case management services provided to the self-insured groups we manage and other third-parties, which are based on the specific services rendered.
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
Expenses
Our expenses consist primarily of the following:
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

Fees Paid to General Agents and Brokers. Fees paid to general agents and brokers consist primarily of commissions paid to general agents and brokers for binding the coverage of members in the self-insured groups we manage.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of personnel expenses, professional fees and other operating costs. We anticipate that in the future, selling, general and administrative expenses will continue to increase in relation to our growth.
Income Taxes. CRM USA Holdings and its domestic subsidiaries are subject to U.S. federal, state and local income taxes, which reduce our net income. CRM Holdings and Twin Bridges have each received an undertaking from the Bermuda government exempting each company from all tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax until March 28, 2016.
Critical Accounting Policies and Estimates
We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the three months ended September 30, 2007 and 2006. Other than the adoption of FIN 48, we believe that the accounting policies set forth in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”) and “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our 2006 Form 10-K continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements.
Results of Operations
The following is a discussion of our consolidated and combined results of operations for the three and nine months ended September 30, 2007 and 2006.
Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006
Total Revenues. Total revenues increased 129%, or $22.2 million, to $39.5 million for the three months ended September 30, 2007 from $17.3 million for the three months ended September 30, 2006. The increase is primarily due to the 360% increase in net premium income. Net premiums earned represented 74% of total revenues for the three months ended September 30, 2007, compared to 37% for the same period in 2006. Fee-based management services income represented 19% and 58% of total revenues for September 30, 2007 and 2006, respectively. Consolidated net investment income represented 7% and 5% of total revenues for September 30, 2007 and 2006, respectively.
Revenues from Primary Insurance and Reinsurance Segments. Total net premiums earned increased 360%, or $22.6 million, for the three months ended September 30, 2007, to $28.9 million from $6.3 million for the three months ended September 30, 2006. Of this increase, $21.6 million, or 95%, was attributable to our primary insurance segment as the results of Majestic were not included in the primary insurance segment prior to the November 14, 2006 acquisition. The remaining $1.0 million, or 5%, increase was attributable to our reinsurance segment.
Net primary insurance premiums earned for the three months ended September 30, 2007 were $21.6 million. Of this, $1.8 million, or 8%, was related to net premiums earned on excess workers’ compensation policies issued by Majestic to certain of the self-insured groups we manage and other qualified third-party self-insured entities. The remaining $19.8 million, or 92%, was related to premiums earned on Majestic’s primary workers’ compensation insurance policies.
Geographically, California was our largest market, accounting for approximately $18.4 million, or 85%, of the total primary insurance premiums earned as of September 30, 2007. Our new Northeast region is developing business in selected states, focusing on New Jersey and New York. This new region contributed approximately $2.5 million or 12% or our net primary insurance premiums earned for the three months ended September 30, 2007. The remaining four states in our active operating markets accounted for approximately $738 thousand, or 3%, of our net primary insurance premiums earned for the three months ended September 30, 2007.

Net reinsurance premiums increased 16%, or $1.0 million, to $7.3 million for the three months ended September 30, 2007, from $6.3 million for the three months ended September 30, 2006. In 2007, five of our California and seven of our New York self-insured groups whose excess insurance policies previously had been placed with NY Marine & General were placed with Majestic. The renewal of these policies increased the percentages of premiums ceded to Twin Bridges from 70% to 90% pursuant to a quota share reinsurance agreement between Majestic and Twin Bridges that took effect on January 1, 2007, which we refer to as the “90% Quota Share Agreement.” The increase in net reinsurance premiums was somewhat offset, however, by rate decreases in five of our California self-insured groups and attrition in our largest New York self insured group.
Revenues from Fee-based Management Service Segments. Revenues from fee-based management services for the three months ended September 30, 2007 decreased 14%, or $1.5 million, to $8.6 million from $10.0 million for the comparable period in 2006. This decrease was partially due to lower commission rates from Majestic in the third quarter of 2007 as compared with commission rates from NY Marine & General in the third quarter of 2006. The 15% commissions that were earned on some excess placements per a 70% quota share agreement with NY Marine & General in the third quarter of 2006 were replaced with 10% commissions per the 90% Quota Share Agreement in the third quarter of 2007. In addition, 29% of the trust members representing 34% of expired premiums of what had been the largest New York self-insured group we manage chose not to renew on April 1, 2007. Finally, fee-based income in California was lower in 2007 because the rates charged by our groups to their insured members declined by approximately 22%. These declines were somewhat offset by higher management fee revenues from our contractor and transportation self-insured groups due to increased premium volume.
In 2007, five of our California and seven of our New York self-insured groups have renewed their excess insurance policies previously placed with NY Marine & General with Majestic. Commissions earned on excess placements that were third party commissions under the NY Marine & General agreement are earned from Majestic under the new Majestic agreement. These commissions are reported in the fee-based management services segment and eliminated upon consolidation. For the three months ended September 30, 2007, commissions under these Majestic policies of $984 thousand were eliminated against the primary insurance segment’s policy acquisition costs.
Investment Income. Investment income for the three months ended September 30, 2007 increased 212%, or $2.0 million, to $2.9 million from $940 thousand for the three months ended September 30, 2006. This increase was primarily due to the inclusion of investment income earned at our primary insurance segment, as the results of Majestic were not included in the primary insurance segment prior to our November 14, 2006 acquisition.
Total Expenses. Total expenses increased 148%, or $19.7 million, to $33.1 million for the three months ended September 30, 2007 from $13.4 million for the three months ended September 30, 2006. Of this increase, $19.5 million, or 99%, was attributable to our primary insurance segment as the results of Majestic were not included in the primary insurance segment prior to our November 14, 2006 acquisition, $1.8 million, or 9% was attributable to our fee-based management services segment, and $1.2 million, or 6%, was attributable to our corporate and other segment. These increases were somewhat offset by decreases in our reinsurance segment of $1.7 million, or 9%, and the elimination of $984 thousand of policy acquisition costs as described in “Revenues from Fee-Based Management Services” above.
Losses and Loss Adjustment Expenses. Total losses and loss adjustment expenses increased $11.9 million to $14.2 million for the three months ended September 30, 2007, from $2.3 million for the three months ended September 30, 2006. Of this increase, $12.9 million, was attributable to our primary insurance segment as the results of Majestic were not included in our primary insurance segment prior to the November 14, 2006 acquisition, somewhat offset by a decrease of $952 thousand in our reinsurance segment.

Losses and loss adjustment expenses of $12.9 million were reported in our primary insurance segment for the three months ended September 30, 2007. Within that period, Majestic recorded a $1.9 million decrease in its estimated ultimate cost of settling claims as a result of favorable loss cost trends in the California market. The favorable development was predominantly from accident year 2006, where reported indemnity claims developed better than expected. This favorable development also resulted in an estimated return of premiums on retrospectively rated policies in the amount of $573 thousand for the three months ended September 30, 2007. Excluding the effects of prior year favorable development, for the three months ended September 30, 2007 our loss ratio was 68% of premiums. There is uncertainty about whether recent lost cost trends in California will be sustained, particularly in light of current efforts to change or repeal portions of the California legislative reforms. We will not know the full impact of these reforms with a high degree of confidence for several years. We have established loss reserves at September 30, 2007 that are based upon our current best estimate of loss costs, taking into consideration the recent lower paid loss claim data and incurred loss trends.
Losses and loss adjustment expenses in our reinsurance segment decreased 42%, or $952 thousand, for the three months ended September 30, 2007, to $1.3 million from $2.3 million for the three months ended September 30, 2006. This decrease is primarily due the reduction of estimated losses of $1.5 million. Based upon continued favorable loss experience and lack of loss emergence, management has reduced its estimate of losses and loss adjustment expenses. Approximately $912 thousand of the reserve reduction was related to the 2006 accident year, with the remaining approximate $588 thousand spread among accident years 2003 through 2005. The reserve reductions produced a loss ratio of 18% for the quarter in the reinsurance segment. Without the effects of the reserve reduction, the loss ratio would have been 39%, as compared to a 36% loss ratio for the comparable period in 2006.
The methods for making such estimates and for establishing the resulting reserves for our primary insurance and reinsurance segments are continually reviewed and updated, and any adjustments resulting are reflected in current operations.
Policy Acquisition Costs. Policy acquisition costs increased 116%, or $2.2 million, to $4.1 million for the three months ended September 30, 2007 from $1.9 million for the three months ended September 30, 2006. Of this increase, $4.1 million was attributable to our primary insurance segment as the results of Majestic were not included in our primary insurance segment prior to the November 14, 2006 acquisition, somewhat offset by decreases of $887 thousand which were attributable to our reinsurance segment and $984 thousand of intercompany policy acquisition costs that were eliminated against commission income as described above in “Revenues from Fee-Based Management Services.”
Policy acquisition costs in our reinsurance segment decreased by $887 thousand primarily due to lower policy acquisition costs prescribed by those excess insurance policies that were placed with Majestic as described above in “Revenues from Primary Insurance and Reinsurance.” Policy acquisition costs under a 70% quota share agreement with NY Marine & General were 26.95% of direct earned premium while policy acquisition costs under the 90% Quota Share Agreement with Majestic are 15% of direct earned premium.
Fees Paid to General Agents and Brokers. Fees paid to general agents and brokers remained substantially unchanged for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006.
Total Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 74%, or $4.8 million, for the three months ended September 30, 2007, to $11.4 million from $6.6 million for the three months ended September 30, 2006. Of this increase, $2.5 million, or 52%, was attributable to our primary insurance segment, as the results of Majestic were not included in our primary insurance segment prior to the November 14, 2006 acquisition, $120 thousand, or 3%, was attributable to our reinsurance segment, $2.0 million, or 41%, was attributable to our fee-based management services segment, and $206 thousand, or 4%, was attributable to our corporate and other segment.
Selling, general and administrative expenses from primary insurance for the three months ended September 30, 2007 were $2.5 million. Of this $2.5 million, approximately 37% was attributable to compensation and related benefit expenses, 32% was attributable to professional fees and 10% was attributable to occupancy costs.
Selling, general and administrative expenses from reinsurance increased $120 thousand to $206 thousand for the three months ended September 30, 2007 from $86 thousand for the three months ended September 30, 2006. This increase was primarily due to higher professional and consulting fees, including professional fees paid to our Bermuda manager.

Selling, general and administrative expenses from fee-based management services increased $2.0 million, or 33%, to $7.9 million for the three months ended September 30, 2007 from $5.9 million for the three months ended September 30, 2006. Increases in compensation and related benefit expenses were somewhat offset by decreased bad debt and insurance expenses.
Selling, general and administrative expenses from corporate and other increased 38%, or $206 thousand, to $751 thousand for the three months ended September 30, 2007 from $545 thousand for the three months ended September 30, 2006. This increase was primarily due to higher insurance and professional and consulting expenses.
Interest Expense. Interest expense increased $989 thousand to $991 thousand at September 30, 2007 from the same period last year. This increase was primarily due to interest expense on long-term debt obligations. In November 2006, CRM USA Holdings issued $36.1 million in junior subordinated debt in order to fund the Embarcadero acquisition and also assumed $8.0 million in senior debt of Embarcadero.
Provision for Income Taxes. The income tax benefit of $756 thousand for the three months ended September 30, 2007 represented the net income tax provision on taxable income of CRM USA Holdings and its domestic subsidiaries, CRM, CRM CA, Eimar, Majestic and Embarcadero. CRM Holdings, Twin Bridges and an inactive subsidiary of Embarcadero are domiciled in Bermuda and are not subject to U.S. income taxation. The income tax provision for the three months ended September 30, 2007 included a current tax benefit of $291 thousand and a deferred tax benefit of $465 thousand.
The deferred tax benefit of $465 thousand at September 30, 2007 was primarily due to temporary differences from net loss reserves, unearned premium reserves and deferred policy acquisition costs being reported differently for financial statement purposes versus federal and state income tax purposes.
Net Income. Net income for the three months ended September 30, 2007 increased 114%, or $3.8 million, to $7.2 million from $3.3 million for the three months ended September 30, 2006. Net income as a percentage of revenues was 18% for the three months ended September 30, 2007 compared to 19% for the three months ended September 30, 2006.
Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006
Total Revenues. Total revenues increased 145%, or $70.1 million, to $118.6 million for the nine months ended September 30, 2007 from $48.4 million for the nine months ended September 30, 2006. The increase is primarily due to the 426% increase in net premium income. Net premiums earned represented 72% of total revenues for the nine months ended September 30, 2007, compared to 34% for the same period in 2006. Fee-based management services income represented 21% and 61% of total revenues for the nine months ended September 30, 2007 and 2006, respectively. Consolidated net investment income represented 7% and 5% of total revenues for nine months ended September 30, 2007 and 2006, respectively.
Revenues from Primary Insurance and Reinsurance Segments. Total net premiums earned increased 426%, or $69.1 million, for the nine months ended September 30, 2007, to $85.3 million from $16.2 million for the nine months ended September 30, 2006. Of this increase, $66.0 million, or 96%, was attributable to our primary insurance segment as the results of Majestic were not included in the primary insurance segment prior to the November 14, 2006 acquisition. The remaining $3.1 million, or 4% increase was attributable to our reinsurance segment.
Net primary insurance premiums earned for the nine months ended September 30, 2007 were $66.0 million. Of this, $10.1 million or 15%, was due to the Novation as described in Note 6 to the Notes to Interim Consolidated Financial Statements in Item 1, while $1.7 million or 3%, was related to net premiums earned on excess workers’ compensation policies issued by Majestic to certain of the self-insured groups we manage and other qualified third party self-insured entities. The remaining $54.2 million or 82%, was related to premiums earned by Majestic’s primary workers’ compensation insurance policies.
Geographically, California was our largest market for primary insurance premiums and represented $52.6 million, or 80%, of total primary insurance premiums earned, of which $2.7 million was attributable to policies associated with the Novation. New York was our second largest market for primary insurance premiums and represented $8.1 million, or 12% of total primary insurance premiums earned, of which $7.4 million was attributable to policies associated with the Novation. New Jersey contributed approximately $2.0 million, or 3% or our net primary insurance premiums earned for the nine months ended September 30, 2007.

Net reinsurance premiums increased 19%, or $3.1 million, to $19.3 million for the nine months ended September 30, 2007 from $16.2 million for the nine months ended September 30, 2006. This increase is primarily due to the enhanced quota share agreements with NY Marine & General and Majestic. In the first quarter of 2007, the quota share agreement with NY Marine & General increased the percentage of premiums ceded to Twin Bridges from 50% to 70% of excess coverage for three of the self-insured groups we manage, while the 90% Quota Share Agreement with Majestic increased the percentage of premiums ceded to Twin Bridges from 70% to 90% for six of the self-insured groups we manage. In the third quarter of 2007, eleven of the self-insured groups we manage are covered under the Majestic 90% Quota Share Agreement. These increases were somewhat offset by rate decreases in four of our California self-insured groups and attrition in our largest New York self-insured group.
Revenues from Fee-based Management Services Segment. Revenues from fee-based management services for the nine months ended September 30, 2007 decreased $2.4 million to $27.4 million from $29.7 million for the nine months ended September 30, 2006, the primary contributor of which was lower commissions from Majestic and NY Marine & General in the first nine months of 2007 as compared with the first nine months of 2006. The 20% commissions that were earned on some excess placements per a 50% quota share agreement with NY Marine & General in the first quarter of 2006 were replaced with 15% commissions per a 70% quota share agreement with NY Marine & General in the first quarter of 2007. The 15% commissions that were earned on some excess placements per the 70% quota share agreement with NY Marine & General in the second and third quarters of 2006 were replaced with 10% commissions per the 90% Quota Share Agreement with Majestic in the second and third quarters of 2007. In addition, 29% of the trust members representing 34% of expired premiums of what had been the largest New York self-insured group we manage chose not to renew on April 1, 2007. Finally, fee-based income in California was lower in 2007 because the rates charged by our groups to their insured members declined by approximately 22%.
In 2007, five of our California and seven of our New York self-insured groups had renewed their excess insurance policies previously placed with NY Marine & General with Majestic. Commissions earned on excess placements that were third party commissions under the NY Marine & General agreement are earned from Majestic under the new Majestic agreement. These commissions are reported in the Fee-Based Management Services segment and eliminated upon consolidation. For the nine months ended September 30, 2007, commissions under these Majestic policies of $2.0 million were eliminated against the primary insurance segment’s policy acquisition costs.
Investment Income. Investment income for the nine months ended September 30, 2007 increased 214%, or $5.5 million, to $8.1 million from $2.6 million for the nine months ended September 30, 2006. This increase was primarily due to an increased level of investments held at our primary insurance segment, as the results of Majestic were not included in the primary insurance segment prior to our November 14, 2006 acquisition.
Total Expenses. Total expenses increased 177%, or $65.9 million, to $103.1 million for the nine months ended September 30, 2007 from $37.3 million for the nine months ended September 30, 2006. Of this increase, $60.3 million, or 92%, was attributable to our primary insurance segment as the results of Majestic were not included in the primary insurance segment prior to our November 14, 2006 acquisition, $3.6 million, or 5% was attributable to our fee-based management services segment, and $4.1 million, or 6%, was attributable to our corporate and other segment. These increases were somewhat offset by the elimination of $2.0 million of policy acquisition costs as described in “Revenues from Fee-Based Management Services” above.
Losses and Loss Adjustment Expenses. Total losses and loss adjustment expenses increased $42.7 million to $47.2 million for the nine months ended September 30, 2007 from $4.5 million for the nine months ended September 30, 2006. Of this increase, $42.0 million, or 98%, was attributable to our primary insurance segment, as the results of Majestic were not included in our primary insurance segment prior to the November 14, 2006 acquisition, and $645 thousand, or 2%, was attributable to our reinsurance segment.

Losses and loss adjustment expenses of $42.0 million were reported in our primary insurance segment for the nine months ended September 30, 2007. Within that period, Majestic recorded a $5.2 million decrease in its reserve for loss and loss adjustments as a result of favorable loss cost trends in the California market. The favorable development was predominantly from accident year 2006, where reported indemnity claims and average cost per claim developed better than expected. As discussed above under the three month comparison, there is uncertainty about whether recent lost cost trends in California will be sustained. We have established loss reserves at September 30, 2007 that are based upon our current best estimate of loss costs, taking into consideration the recent lower paid loss claim data and incurred loss trends. This favorable development also resulted in an estimated return of premiums on retrospectively rated policies in the amount of $1.6 million for the nine months ended September 30, 2007. The favorable development was somewhat offset by $1.3 million of amortization of the difference between the fair value of the losses and loss adjustment expenses at September 30, 2006 versus their stated value on the date of acquisition of Majestic. In addition, we consummated a Novation Agreement with NY Marine & General during the second quarter of 2007 that resulted in $7.7 million being added to reserves for losses and loss adjustment expenses in our primary insurance segment. Excluding the effects of the Novation Agreement and prior year favorable development, for the nine months ended September 30, 2007 our loss ratio was 67% of premiums.
Losses and loss adjustment expenses in our reinsurance segment increased 14%, or $645 thousand for the nine months ended September 30, 2007 to $5.1 million from $5.0 million for the nine months ended September 30, 2006. In 2007, we recorded favorable development of $1.5 million related to prior years which reduced our loss and loss adjustment expense ratio to 27% of net earned premiums for the nine months ended September 30, 2007. Based upon continued favorable loss experience and lack of loss emergence, management has reduced its estimate of losses and loss adjustment expenses. Approximately $912 thousand of the reserve reduction was related to the 2006 accident year, with the remaining approximate $588 thousand spread among accident years 2003 through 2005. Without the effects of the reserve reduction, the loss and loss adjustment expense ratio through nine months of 2007 would have been 34%. For the nine months ended September 30, 2006, our loss and loss adjustment expense ratio was 28%.
The methods for making such estimates and for establishing the resulting reserves for our primary insurance and reinsurance segments are continually reviewed and updated, and any adjustments resulting are reflected in current operations.
Policy Acquisition Costs. Policy acquisition costs increased 151%, or $7.3 million, to $12.2 million for the nine months ended September 30, 2007 from $4.9 million for the nine months ended September 30, 2006. Of this increase, $10.6 million was attributable to our primary insurance segment as the results of Majestic were not included in our primary insurance segment prior to the November 14, 2006 acquisition. A decrease of $1.3 million was attributable to our reinsurance segment and $2.0 million of intercompany policy acquisition costs were eliminated against commissions as described above in “Revenues from Fee-Based Management Services.”
Policy acquisition costs in our reinsurance segment decreased by $1.3 million primarily due to lower policy acquisition costs prescribed by those excess insurance policies that were placed with Majestic as described above in “Revenues from Primary Insurance and Reinsurance.” Policy acquisition costs under the 70% quota share agreement with NY Marine & General were 26.95% of direct earned premium while policy acquisition costs under the 90% Quota Share Agreement with Majestic are 15% of direct earned premium.
Fees Paid to General Agents and Brokers. Fees paid to general agents and brokers remain substantially unchanged for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006.
Total Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 64%, or $12.8 million, for the nine months ended September 30, 2007 to $32.7 million from $19.9 million for the nine months ended September 30, 2006. Of this increase, $7.7 million, or 60%, was attributable to our primary insurance segment as the results of Majestic were not included in our primary insurance segment prior to the November 14, 2006 acquisition, $410 thousand, or 3%, was attributable to our reinsurance segment, $3.5 million, or 27%, was attributable to our fee-based management services segment, and $1.2 million, or 10%, was attributable to our corporate and other segment.
Selling, general and administrative expenses from primary insurance for the nine months ended September 30, 2007 were $7.7 million. Of this $7.7 million, 46% was attributable to compensation and related benefit expenses, 26% was attributable to professional fees and 9% was attributable to occupancy costs.

Selling, general and administrative expenses from reinsurance increased $410 thousand to $824 thousand for the nine months ended September 30, 2007 from $414 thousand for the nine months ended September 30, 2006. This increase was primarily due to higher professional and consulting fees, including professional fees paid to our Bermuda manager.
Selling, general and administrative expenses from fee-based management services increased $3.5 million, or 19%, to $21.4 million for the nine months ended September 30, 2007 from $18.0 million for the nine months ended September 30, 2006. Increases in compensation and related benefit expenses were somewhat offset by decreases in insurance, professional and consulting, and travel and entertainment expenses.
Selling, general and administrative expenses from corporate and other increased 77% to $2.8 million for the nine months ended September 30, 2007 from $1.6 million for the nine months ended September 30, 2006. This increase was primarily due to higher insurance and professional and consulting expenses.
Interest Expense. Interest expense increased to $2.9 million, for the nine months ended September 30, 2007 from $32 thousand for the nine months ended September 30, 2006. This increase was primarily due to interest expense on long-term debt obligations. In November 2006, CRM USA Holdings issued $36.1 million in junior subordinated debt in order to fund the Embarcadero acquisition and also assumed $8.0 million in senior debt of Embarcadero. Interest expense of $17 thousand for the nine months ended September 30, 2006 was derived from borrowings under credit facilities and operating lease obligations.
Provision for Income Taxes. The income tax provision of $277 thousand for the nine months ended September 30, 2007 represented the net income tax provision on taxable income of CRM USA Holdings and its domestic subsidiaries, CRM, CRM CA, Eimar, Majestic and Embarcadero. CRM Holdings, Twin Bridges and an inactive subsidiary of Embarcadero are domiciled in Bermuda and are not subject to U.S. income taxation. The income tax provision for the nine months ended September 30, 2007 included a current tax provision of $3.0 million and a deferred tax benefit of $2.7 million.
The deferred tax benefit of $2.7 million for the nine months ended September 30, 2007 was primarily due to temporary differences from net loss reserves, unearned premium reserves and deferred policy acquisition costs being reported differently for financial statement purposes versus federal and state income tax purposes.
Net Income. Net income for the nine months ended September 30, 2007 increased $5.1 million, or 51%, to $15.2 million from $10.1 million for the nine months ended September 30, 2006. Net income as a percentage of revenues was 13% for the nine months ended September 30, 2007 compared to 21% for the nine months ended September 30, 2006.
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
Our primary insurance subsidiary, Majestic, is required by law to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The NAIC has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of September 30, 2007, the statutory surplus of Majestic was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action. In addition to this limitation, we are subject to a U.S. federal withholding tax of 30% on any dividends paid to CRM Holdings from our U.S. subsidiaries, including Majestic. Accordingly, we do not expect to receive dividends from our U.S. subsidiaries for the foreseeable future.

Our reinsurance subsidiary, Twin Bridges, is restricted by Bermuda law and regulations in its payment of dividends from retained earnings or distributions out of contributed surplus, unless certain regulatory requirements are met. In addition, Twin Bridges, under the 70% Quota Share Agreement, is restricted from distributing more than 10% of its retained earnings by way of dividends, inter-company transfers or related party loans since the date of its last audited financial statements. This restriction continues following the closing of the Novation Agreement and now inures to the benefit of both Majestic and NY Marine & General.
Cash Flows
Net cash provided by operating activities amounted to $53.4 million for the nine months ended September 30, 2007, compared to $7.4 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, major components of cash provided by operating activities were increases in reserves for losses and loss adjustment expenses of $26.4 million, net income of $15.2 million, increases in other accrued expenses of $7.0 million and decreases of restricted cash of $5.7 million and decreases of premiums receivable of $5.5 million,, somewhat offset by the increases in reinsurance recoverable of $7.1 million and deferred taxes of $2.3 million. The major components of cash provided by operating activities for the nine months ended September 30, 2006 were net income of $10.1 million, increases of unearned premiums of $7.5 million and reserves for losses and loss adjustment expenses of $4.5 million, somewhat offset by increases in premium receivable of $10.4 million and policy acquisition costs of $2.3 million.
Net cash used by investing activities amounted to $14.5 million for the nine months ended September 30, 2007, compared to net cash used in investing activities of $63.6 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, investing activities were primarily purchases of available-for-sale investments of $134.6 million, somewhat offset by sales and maturities of available-for-sale investments of $117.2 million and net sales and maturities of short-term investments of $4.6 million. For the nine months ended September 30, 2006, investing activities were primarily purchases of available-for-sale investments of $171.2 million, somewhat offset by sales and maturities of available-for-sale investments of $107.6 million.
Net cash provided by financing activities for the nine months ended September 30, 2007 totaled $17 thousand, compared to net cash used in financing activities of $2.5 million for the nine months ended September 30, 2006. Cash provided by financing activities for the nine months ended September 30, 2007 arose primarily from the issuance of common shares under the employee stock purchase plan, somewhat offset by repayments under credit facilities. Cash used for financing activities for the nine months ended September 30, 2006 was attributable to a decrease in accrued initial public offering costs.
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
We executed a lease for approximately 34,315 rentable square feet in a building that is currently under construction in Poughkeepsie, New York, which will operate as the headquarters for our U.S. operations. The term of the lease is expected to commence in November 2007, or such later date on which the construction is substantially complete and the building is available for occupancy. The lease term is fifteen years with options to renew for two additional five year terms. Annual lease payments are $1.2 million for the first five years following our occupancy of the building, $1.3 million for the sixth year through the tenth year, $1.45 million for the eleventh year through the fifteenth year, $1.6 million in the first renewal term of five years and $1.8 million in the second renewal period of five years. The lease also provides for an option to purchase the building during the first two years of our lease for the fair market value of the property, which will not be less than $3.5 million plus the costs incurred by the landlord in developing and constructing the building. If we do exercise the option, we intend to finance the acquisition of the property with proceeds from a commercial mortgage.

We have started the process of identifying and developing an enterprise-wide policy processing and management software system. This project may require up to two years to complete and could entail a significant capital expenditure.
Sources of Cash
We expect our future sources of funds will consist of premiums written in connection with our primary insurance and reinsurance businesses, fees and commissions earned from our fee-based management services business, and investment income and proceeds from sales and redemptions of investment assets.
In addition to this, CRM has access to an existing revolving credit facility with KeyBank under which CRM is entitled to borrow up to $7 million, with a $2 million sub-limit for letters of credit, until June 30, 2008. Borrowings under the facility may be used for general business purposes and are due on demand. Interest on the loans outstanding under the facility is payable monthly at a rate per annum equal to KeyBank’s prime rate. All of CRM’s obligations under the facility are secured by a lien on substantially all of CRM’s assets and are guaranteed by CRM CA and Eimar. The facility limits CRM’s ability to purchase or sell assets other than in the ordinary course of business, prohibits CRM from permitting any liens on its assets, subject to customary exceptions, prohibits CRM from incurring debt for borrowed money, including leases, except for trade debt incurred in the normal course of business and indebtedness or leases for term loans, leases, vehicles or equipment of up to $400 thousand, limits mergers and consolidations of CRM and prohibits investments and loans by CRM. As of September 30, 2007, CRM has a $1.7 million letter of credit outstanding under this facility with respect to lease obligations for our San Francisco premises and has no borrowings against the revolving credit facility.
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
Posting of Security by Twin Bridges
Under the quota share reinsurance agreements in place between Twin Bridges and Majestic, Twin Bridges is required to post collateral security with respect to any reinsurance liabilities it assumes from Majestic. This security may be posted either in the form of letters of credit or funds withheld arrangements. As of September 30, 2007, Majestic has required the funds withheld basis, therefore obviating the need for Twin Bridges to issue letters of credit related to policies written under the reinsurance agreements between Twin Bridges and Majestic.
Prior to the Novation Agreement, Twin Bridges was required to post collateral security with NY Marine & General with respect to any reinsurance liabilities Twin Bridges had assumed under the quota share reinsurance agreements between Twin Bridges and NY Marine & General. Twin Bridges posted this collateral security in the form of letters of credit. Following the Novation Agreement, the quota share reinsurance agreements were assigned from NY Marine & General to Majestic, which has permitted Twin Bridges to post the collateral security for the assumed reinsurance liabilities in the form of funds withheld arrangements. As of September 30, 2007, however, three excess workers’ policies previously issued to one our self-insured groups remained insured NY Marine & General, thereby requiring Twin Bridges to continue posting letters of credit in favor of NY Marine & General for the liabilities assumed under these policies.

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
In addition to this, Twin Bridges has an informal arrangement with KeyBank to obtain secured letters of credit. Under this arrangement, Twin Bridges is entitled to draw letters of credit in amount equal to the funds posted by Twin Bridges and pays a fee of 0.35% of the principal amount of each letter of credit issued. Any letter of credit issued under this facility is secured by investments, cash and cash equivalents held with a carrying value in equal amount. This arrangement was contained in a formal written agreement prior to June 30, 2007. Besides KeyBank, Twin Bridges also has a similar informal arrangement with Smith Barney Citigroup pursuant to which Twin Bridges may obtain cash collateralized letters of credit.
At September 30, 2007, letters of credit in the principal amount of $4.0 million were outstanding, all of which were outstanding under the informal letter of credit arrangement with Smith Barney Citigroup.
Off-Balance Sheet Transactions
We have no off-balance sheet arrangements or transactions with unconsolidated, special purpose entities.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the Company’s market risk components since December 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
For the quarter ended September 30, 2007, we conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
You should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2006, our Quarterly Reports on Form 10-Q for quarters ended March 31 and June 30, 2007 and the risks described in other filings with the SEC, together with all of the other information included in this quarterly report. The risks and uncertainties are not the only ones facing our company. If any of the risks actually occurs, our business, financial condition or operating results could be harmed. Any of the risks described could result in a significant or material adverse effect on our financial condition or results of operations, and a corresponding decline in the market price of our common stock. You could lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in those forward-looking statements, as discussed above under the heading “Part I. — Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following risk factors are intended to update and supplement, as applicable, the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2006, to reflect material developments that occurred during the quarter ended September 30, 2007:
Risks Related to Our Reinsurance and Insurance Businesses
Our reinsurance business is heavily dependent on Majestic, our primary insurance subsidiary, and the self-insured groups we manage. We could be adversely affected if we are not able to maintain or increase this business.
We derive a significant amount of our income from our reinsurance business. Twin Bridges, our Bermuda- domiciled reinsurance subsidiary, derives its revenue primarily from quota share reinsurance of excess workers’ compensation policies that are written by Majestic.
The groups we manage purchase excess workers’ compensation coverage from U.S. admitted insurers to cover claims that exceed a minimum level established by state law or regulation or by administrative determination. Under various quota share agreements, Twin Bridges reinsures a portion of the coverage that Majestic provides to certain of the self-insured groups we manage net of liabilities ceded to unaffiliated reinsurers and receives a portion of the premiums paid to Majestic by groups net of premiums paid to unaffiliated reinsurers.
As a result of this arrangement, a portion of our reinsurance revenues is dependent upon the placement of excess coverage for our self-insured groups with Majestic. Our groups may determine to obtain excess coverage insurance from other U.S. admitted insurers if such insurers offer a better rate or more favorable terms than those offered by us through Majestic. These insurers in turn may not offer us the opportunity to reinsure a portion of the excess coverage or may only do so in lower amounts or on terms and conditions that are less favorable or not acceptable to us. This may occur if these insurers are offered a better rate or more favorable terms from another reinsurer. Our reinsurance business is also dependent upon our relationship with the self-insured groups we manage. Consequently, our reinsurance business may be adversely affected if the self-insured groups we manage cease active business operations.
We also provide excess of loss reinsurance to Majestic for its primary workers’ compensation policies. Twin Bridges is a participant on Majestic’s excess of loss coverage reinsurance treaty led Hannover Re. Twin Bridges participates on the treaty with a number of other reinsurers and receives an allocated portion of the treaty on terms and conditions that are substantially the same for each reinsurer participating.
Consequently, unless we expand our reinsurance business to include third party insurance companies, our reinsurance segment will remain heavily dependent on our primary insurance segment. Majestic could lose or otherwise have its current licenses revoked or fail to maintain satisfactory ratings from relevant rating agencies, thereby negatively impacting our business operations. In turn, we could lose all or a substantial portion of our reinsurance premium revenues, which represented approximately 16% of our total revenues for the quarter ended September 30, 2007 and 31% for year ended December 31, 2006. Any of the adverse developments described above would have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Fee-Based Business
Three of our New York self-insured groups are voluntarily terminating active operations, and the potential termination of other groups would adversely impact our fee-based business.
Three of the self-insured groups we manage in New York are voluntarily terminating their active operations during 2007. The groups, the Healthcare Industry Trust of New York, the New York State Cemeteries Trust and the Public Entities Trust of New York, provided approximately 18%, 1% and 1%, respectively, of our revenues from fee-based management services for the nine months ended September 30, 2007, and 23%, 1% and 1%, respectively, of our revenues from fee-based management services for the year ended December 31, 2006. The groups’ decisions to terminate stemmed from several factors that, when combined, would make the groups’ remediation from underfunded to funded status difficult. The factors included significant reductions in the workers’ compensation rates set by the New York State Workers’ Compensation Board that are attributable to the employers of the groups, increased market competition and pricing pressure, past and anticipated member attrition, regulatory restrictions on discounts offered to the members, and regulatory restrictions against adding new members. As a result of these voluntary terminations, our management service agreements with the groups will be automatically terminated and we will no longer derive fee-based management services revenue from the groups. The termination of other self-insured groups we manage in New York could have a material adverse effect on our business, financial condition and results of operations.
A number of our New York self-insured groups are significantly underfunded.
Adverse claims development has caused a number of our self-insured groups in New York to become significantly underfunded. The estimated ratio of regulatory assets to total liabilities of the groups has decreased significantly due to, among other factors, adverse claims development. Although these groups have not been deemed underfunded at this point, we expect that the New York Workers’ Compensation Board may make such a determination following its review of the groups’ financial statements. Accordingly, we will be working with the groups to develop remediation plans over the next several months, but are unable to predict with any certainty what the ultimate outcome of the discussions or the proposed plans will be.
Connected with HITNY’s adverse claims development, the New York Workers’ Compensation Board has conducted an inquiry into the actuarial work done by a third-party actuary. We provided testimony and copies of the underlying data that was submitted to the actuary to the New York Workers’ Compensation Board. The New York Workers’ Compensation Board also received testimony from the third-party actuary. We also understand that the actuary provided the New York Workers’ Compensation Board with a written independent report from another qualified independent actuary that specializes in performing such reviews. This report verified that all actuarial methods used and actuarial judgments made were in accordance with sound actuarial principles and standards. As of the date of this quarterly report, all testimony and discovery has been completed in the inquiry, and we are awaiting a final decision from the New York Workers’ Compensation Board. Although we believe that the materials and testimony provided to New York Workers’ Compensation Board substantiates all underlying data, we cannot predict the ultimate outcome of inquiry.
The New York Workers Compensation Board has the regulatory authority to require our underfunded groups to increase the premiums their members pay to such groups, cause their members to pay an additional assessment for the coverage provided by such groups during prior years, review all expenses of the group, including the management fees paid by such groups, request substantial reductions in such expenses and, in extreme circumstances, order the group to disband. In the past, we have been able to assist our underfunded groups to develop and implement successful remediation plans and restore such groups to funded status. However, we cannot assure you that any of the groups will be able to remediate their funding status successfully and in such an event, our business, financial condition and results of operations, as well as our reputation with respect to the provision of management services to self-insured workers compensation groups, could be materially and adversely affected. Furthermore, the groups may assert a claim against us, which we would vigorously defend. If any such claim results in payments to the groups or a reduction in the management fees the groups pay to us, our business, financial condition and results of operations could also be materially and adversely affected.

ITEM 6. EXHIBITS

Exhibit
Number	Description

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRM Holdings, Ltd.
/s/ Daniel G. Hickey, Jr.
Daniel G. Hickey, Jr.
Chief Executive Officer

Dated: November 7, 2007

EXHIBIT INDEX

Exhibit
Number	Description

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Furnished herewith