Form 10-K
period 2007-12-31
CRM Holdings, Ltd.
filed 2008-03-07
CIK 1338949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $91,877,617 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

The number of shares of the registrant’s common shares outstanding as of March 5, 2008 was 15,962,776.

INCORPORATION BY REFERENCE

Portions of the proxy statement for the registrant’s annual meeting of shareholders to be held on May 7, 2008, to be filed subsequently with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Annual Report on Form 10-K.

INFORMATION CONCERNING DEFINITIONS AND FINANCIAL INFORMATION

In this report, we use the terms “Company,” “we,” “us” or “our” to refer to CRM Holdings, Ltd. and its subsidiaries on a consolidated basis, unless otherwise indicated or unless the context otherwise requires. All references in this report to our entity names are set forth in the following table, unless otherwise indicated or unless the context otherwise requires:

Reference	Entity’s Legal Name

CRM Holdings	CRM Holdings, Ltd.
Twin Bridges	Twin Bridges (Bermuda) Ltd.
CRM USA Holdings	CRM USA Holdings Inc.
CRM	Collectively: Compensation Risk Managers, LLC; Compensation Risk Managers of California, LLC; and Eimar, LLC
Embarcadero	Collectively: Embarcadero Insurance Holdings, Inc.; Majestic Insurance Company; Great Western Insurance Services, Inc.; and Redhorse Insurance Company, Ltd.
Majestic	Majestic Insurance Company

References to our common shares include our non-voting Class B shares, unless the context indicates otherwise. All amounts in this report are expressed in U.S. dollars and the financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, except as otherwise indicated.

i

FORWARD LOOKING STATEMENTS

This document contains forward looking statements, which include, without limitation, statements about our plans, strategies and prospects. These statements are based on our current expectations and projections about future events and are identified by terminology such as “may,” “will,” “should,” “expect,” “scheduled,” “plan,” “seek,” “intend,” “anticipate,” “believe,” “estimate,” “aim,” “potential,” or “continue” or the negative of those terms or other comparable terminology. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Although we believe that our plans, intentions and expectations are reasonable, we may not achieve such plans, intentions or expectations.

The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying our forward-looking statements:

•	the cyclical nature of the insurance and reinsurance industry;

•	premium rates;

•	investment results;

•	legislative and regulatory changes;

•	the estimation of loss reserves and loss reserve development;

•	reinsurance may be unavailable on acceptable terms, and we may be unable to collect reinsurance;

•	the occurrence and effects of wars and acts of terrorism;

•	the effects of competition;

•	failure to retain key personnel;

•	economic downturns; and

•	natural disasters.

You should carefully read this report, the documents that we reference in this report and have filed as exhibits, together with all other documents we have filed with the SEC, with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect and that these differences may be material. We qualify all of our forward looking statements by these cautionary statements. We undertake no obligation to update any of the forward looking statements after the date of this report to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.

ii

PART I

ITEM 1.	BUSINESS

Overview

We are a provider of workers’ compensation insurance products. Our main business activities include underwriting primary workers’ compensation policies, underwriting workers’ compensation reinsurance and excess insurance policies, and providing fee-based management and other services to self-insured entities. We provide primary workers’ compensation insurance to employers in California, Arizona, Florida, Nevada, New Jersey, New York, and other states. We reinsure some of the primary business we underwrite and provide excess workers’ compensation coverage for self-insured organizations. Finally, we provide fee-based management services to self-insured groups in California and New York.

CRM Holdings is a holding company formed in September 2005 under the laws of Bermuda. We provide primary workers’ compensation insurance products through Majestic, which was incorporated in California in 1980. We provide reinsurance products through Twin Bridges, which was formed as a Class 3 exempted insurance company under the laws of Bermuda in 2003. We provide fee-based management services through CRM, which began operations in New York in 1999 and expanded to California in 2003. CRM USA Holdings is the holding company for our U.S. operations and was incorporated in Delaware in December 2005. Embarcadero is the holding company for Majestic and was formed in 1986 under the laws of California.

We completed our initial public offering in December 2005. In the offering, we sold 6,000,000 shares of common shares and raised $68.7 million, net of underwriting and offering expenses of $9.3 million. We contributed $47 million of the IPO proceeds to Twin Bridges to support the growth of our reinsurance business and $6.5 million to CRM to repay the entire amount outstanding under a credit facility and for general working capital. CRM Holdings’ common shares are listed on the Nasdaq Global Select Market under the symbol CRMH. In February 2007, we completed a public offering of 2,882,643 shares of common shares. All of these shares were offered by existing shareholders, and we did not receive any of the proceeds from this offering.

We report our business in four segments: (1) primary insurance; (2) reinsurance; (3) fee-based management services; and (4) corporate and other. Our primary insurance segment was added with the acquisition of Embarcadero on November 14, 2006. By segment revenues, income before taxes and total assets for the last three fiscal years are described in Item 8 — Financial Statements and Supplementary Data — Note 21 — Business Segments.

Industry Background

Workers’ compensation is a statutory system under which an employer is required to pay for its employees’ costs of medical care and other statutorily prescribed benefits for work-related injuries or illnesses. Most employers comply with this requirement by purchasing workers’ compensation insurance. The principal concept underlying workers’ compensation laws is that employees injured in the course of their employment have only the legal remedies available under those laws and do not have any other claims against their employers. Generally, workers are covered for injuries that occur in the course and within the scope of their employment. The employers’ obligation to compensate injured workers does not depend on any negligence or wrongdoing of the employer and exists even for injuries that result from the negligence or wrongdoing of others, including the injured employee. The benefits payable and the duration of such benefits are set by statute and vary by state and with the nature and severity of the injury or disease and the wages, occupation and age of the employee.

Workers’ compensation insurance policies obligate the carrier to pay benefits that the insured employer may become obligated to pay under applicable workers’ compensation laws. Each state has a regulatory and adjudicatory system that quantifies the level of wage replacement to be paid, determines the level of medical care required to be provided and the cost of permanent impairment, and specifies the options in selecting healthcare providers available to the injured employee or the employer.

State laws generally require two types of benefits for injured employees: medical benefits and indemnity payments. Medical benefits include expenses related to diagnosis and treatment of the injury and any required rehabilitation. Indemnity payments consist of temporary wage replacement, permanent disability payments and death benefits to surviving family members. To fulfill this mandated financial obligation, employers may purchase workers’ compensation insurance from a private insurance carrier, a state-sanctioned assigned risk pool or a self-insurance group (an entity that allows employers to obtain workers’ compensation coverage on a pooled basis, typically subjecting each employer to joint and several liability for the entire fund) or, if permitted by their state, may self-insure, thereby retaining all risk.

Primary Insurance Segment

Overview

Our primary insurance segment includes the underwriting of workers’ compensation insurance products offered through Majestic, our California domiciled insurance company. We offer primary workers’ compensation insurance through independent insurance brokers and agents to various size businesses and excess and frequency coverage policies to self-insured entities. We acquired Majestic in November 2006. Before the acquisition, Majestic also provided coverage under the United States Longshore and Harbor Workers’ Compensation Act (“USL&H Act”), although we have since decided to no longer offer this type of coverage. We believe that Majestic’s experience in underwriting complex risks allows it to target potential accounts with attractive premiums relative to exposure, good employee relations and effective risk management policies.

Majestic is currently rated “A−” (Excellent) by A.M. Best Company, Inc., or A.M. Best. This rating was upgraded from “B++” (Very Good) following our acquisition of Majestic, and the upgraded rating has provided us with the ability to bid on business that had previously been unavailable to Majestic due to minimum rating requirements by some employers and brokers.

Our long-term strategy in the primary workers’ compensation segment is to attract policyholders requiring quality services based on adequate premium rates for the exposure. During periods of intense competition or other adverse industry conditions, Majestic’s premium revenue may be reduced as employers buy elsewhere because we adhere to a long-standing operating principle that we will not compromise the adequacy of our premium rates in order to achieve revenue or market share objectives. Our value proposition is that our services, including our claims handlings and loss control, over the long-run, provide employers the opportunity to reduce their experience modification factor and thereby, their long-term workers’ compensation costs.

Majestic seeks to underwrite better than average risks in a diversity of classifications which have been in business no less than three years. While not limited to a specific list of classification codes, Majestic focuses on contractors, transportation, healthcare, wholesale and retail, manufacturing, auto dealers, hospitality, physicians and dentists, colleges and universities, banks and other classes on a case by case basis. As of December 31, 2007, Majestic had more than 1,094 policyholders with an average annual workers’ compensation policy premium of $122 thousand. As of December 31, 2007 and 2006, our ten largest policyholders accounted for 22% and 18%, respectively, of our gross premiums. Our policy renewal rate on voluntary business that we elected to quote for renewal was 83% and 73% in 2007 and 2006, respectively.

Majestic is licensed to write workers’ compensation insurance in 16 states: Alaska, Arizona, California, Florida, Hawaii, Idaho, Illinois, Montana, Nevada, New Jersey, New Mexico, New York, Oregon, Utah, Virginia and Washington. During 2007, we wrote workers’ compensation insurance in 10 states. Prior to our acquisition, Majestic issued policies primarily to businesses located in California. After our acquisition, however, we expanded Majestic’s coverage to include excess and frequency coverage to self-insured groups beginning in January 2007, New Jersey for primary workers’ compensation policies beginning in April 2007, and New York and Florida for primary workers’ compensation policies beginning in October 2007. The following table sets forth Majestic’s direct premiums written by state and as a percentage of total direct written premiums for the last two fiscal years, as Majestic was not included in our results of operations prior to our November 2006 acquisition:

	Year Ended December 31,
	2007		2006
	(Dollars in thousands)

California	$106,153	64%	$61,269	92%
New York	48,617	29%	—	0%
New Jersey	6,464	4%	—	0%
Arizona	1,733	1%	435	1%
Alaska	885	1%	1,664	2%
Nevada	554	0%	124	0%
Washington	1,130	1%	3,108	5%
Others	127	0%	(15)	0%

Total	$165,663	100%	66,585	100%

On June 28, 2007, we consummated an agreement with NY Marine & General Insurance Company, which we refer to in this annual report as the “Novation Agreement.” Under the terms of the Novation Agreement, Majestic was substituted as the insurance company for almost all of the excess policies previously issued by NY Marine & General to certain of the self-insured groups we manage. NY Marine & General transferred and assigned to Majestic all of its respective rights, duties and obligations under the excess workers’ compensation policies issued to certain of our self-insured groups during the policy years 2003 through 2006. In connection with this, NY Marine & General also transferred and assigned its rights, duties and obligations to Majestic under two quota share reinsurance agreements between NY Marine & General and Twin Bridges, which are discussed below under the heading “Business — Primary Insurance Segment — Reinsurance — Quota Share Reinsurance.”

Production of Business

We sell our primary workers’ compensation insurance solutions through independent agents and brokers. Majestic currently maintains a marketing presence in California, New Jersey, New York, Arizona, Nevada, Washington and Florida and policies are currently placed through approximately 184 independent agents and brokers. In evaluating Majestic’s agent and broker relationships, we give strong consideration to the business segments in which an agent or broker operates and we are careful to limit the geographic overlap of our agents and brokers. We also monitor premium and account loss activity on a monthly basis and conduct an annual review of all of our brokers on the basis of production and loss results. We compensate these independent agents and brokers by paying a commission based on the premium collected from the policyholder. Our independent agents and brokers do not have the authority to underwrite or bind coverage. Majestic’s ten largest independent agents and brokers produced approximately 38% and 49% of its premiums in-force as of December 31, 2007 and 2006, respectively.

Underwriting and Pricing

Our underwriting strategy for primary workers’ compensation insurance is to underwrite individual risks as opposed to focusing on a specific group of industries. We seek to identify businesses with, among other things, above average wage and benefit levels, below average employee turnover, low claims frequency and existing loss control and return-to-work programs.

Majestic offer four types of workers’ compensation insurance products and services:

Guaranteed Cost Plans.  These plans are fixed-cost insurance products in which the policy’s premium charges do not vary as a result of the loss experience of the insured. Premiums are developed by: (1) applying the applicable industry rate to the policyholder’s aggregate payroll; (2) adjusting for the historical modification factor applicable to the policyholder; (3) making further adjustments based on the policyholder’s loss history; and (4) adjusting for our premium/discount factors based on considerations such as the insured’s safety record, length of time in business and other underwriting metrics.

Risk-Sharing Products.  Majestic’s risk-sharing products generally consist of retrospective rate plans and large deductible plans. With retrospective rate plans, our premiums are adjusted based upon the actual loss experience of the policyholder during the policy period. The policyholder will receive returned premium if the actual loss experience is lower than expected or pay additional premium if the actual loss experience is higher than expected, subject to minimum and maximum premium. With respect to large deductible plans, we provide claims handling, risk control and other administrative services; however, we only pay policyholder claims in excess of a deductible. The deductible level is typically intended to cover a large majority of estimated losses.

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

Excess and Frequency Coverage.  Self-insured groups and entities are generally required to purchase excess and frequency workers’ compensation coverage from U.S. admitted insurers. This “excess coverage” insures the self-insured group or entities for claims that exceed a minimum level of retention. The self-insured groups or entities also purchases coverage to insure against the risk that a large number of claims will occur and result in losses that are each less than retention level but in the aggregate result in such losses that could exhaust their resources. This “frequency coverage” is triggered in the event that the aggregate amount of losses and loss adjustment expenses during the coverage period exceeds a percentage of the premiums paid to the groups by their members. If triggered, the frequency coverage will insure up to a specified amount of losses and loss adjustment expenses of the group during the coverage period.

Risk Assessment and Loss Control Services

We place a strong emphasis on our loss control function as an integral part of the underwriting process as well as a competitive differentiator. Majestic’s loss control department delivers risk level evaluations to our underwriters with respect to the degree of an employer’s management commitment to safety and acts as a resource for our customers to support the promotion of a safe workplace. We believe that this experience benefits us by allowing us to serve our customers more efficiently and effectively. Our loss control staff evaluates each prospective customer’s safety program elements and key loss control measures, supported with explanations in an internal report to the appropriate underwriter. Our loss control staff develops detailed policyholder service plans outlining corrective actions needed to address potentially hazardous conditions or safety program deficiencies and proactively monitors policyholder actions to ensure compliance.

Claims Management

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

Reserves for Losses and Loss Adjustment Expenses

We record reserves for losses and loss adjustment expenses (“loss reserves”) under insurance policies that Majestic writes. These loss reserves are balance sheet liabilities representing estimates of future amounts required to pay losses and loss adjustment expenses for claims that have occurred at or before the balance sheet date and reported to us or incurred but not yet reported to us. Loss reserves are required under applicable insurance laws and regulations and GAAP.

Loss reserves do not represent an exact calculation of liability, but instead represent management’s best estimates, generally utilizing actuarial expertise and projection techniques, at a given accounting date. Reserves for losses and loss adjustment expenses are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. Several factors contribute to the uncertainty in establishing these estimates. Judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under current facts and circumstances. Key assumptions in the estimation process are the average cost of claims over time, which is referred to as severity trends, including the increasing level of medical, legal and rehabilitation costs, frequency risks, fluctuations in inflation, prevailing economic, social and judicial trends, legislative changes, third party claims handling procedures and costs associated with fraud or other abuses of the medical claim process. In addition, there may be a significant delay between the occurrence of the insured event and the time it is actually reported to us. The time period between the occurrence date and payment date of a loss is referred to as the “claim-tail.” Workers’ compensation claims are generally considered to have long claim-tails, occasionally extending for decades, which adds greater uncertainty to determining the ultimate liability.

Loss reserves fall into two categories: (1) “case reserves” and (2) reserves for “incurred-but-not-reported.” When losses are reported to us, Majestic establishes, individually, a “case reserve” for the estimated amount of its ultimate settlement and its estimated loss adjustment expenses. Case reserves are established for reported losses and loss adjustment expenses associated with a specific reported insured claim They are established based upon the amount of claims reported and may subsequently be supplemented or reduced, as Majestic’s claims department deems necessary. In addition to our case reserves, at the end of any financial reporting period, there are a number of claims that have not yet been reported but will arise out of accidents that have already occurred. These are referred to in the insurance industry as “incurred-but-not-reported,” or IBNR. We rely upon actuarial estimates to establish our IBNR reserves for loss amounts, including expected development of reported claims. These IBNR reserves include estimated loss adjustment expenses. Our actuaries calculate IBNR reserves by using generally accepted actuarial techniques, relying on the most recent information available, including pricing information, industry information and our historical losses and expenses and revise these reserves for losses and loss adjustment expenses as additional information becomes available and as claims are reported and paid.

Our actuaries produce a point estimate for Majestic’s loss reserves using the results of various methods of estimation. Majestic’s actuaries prepare reserve estimates using Majestic’s own historical claims data and based upon many of the common actuarial methodologies for estimating loss reserves, such as paid development methods, incurred development methods, Bornheutter-Ferguson indications and claim count methods. Majestic’s actuaries use these actuarial methods to determine reserve estimates for each accident year. The actuarial point estimate is based on a selection of the results of these various methods depending upon the age of the occurrence, the geographic state of the injury and the line of business (primary workers’ compensation versus USL&H). Majestic’s actuaries have historically assigned a 5% materiality factor below the point estimate and a 10% materiality factor above the point estimate. If Majestic’s reserves as reflected on its balance sheet are within this range, we consider the estimates to be reasonable.

In order to refine our loss reserve estimates, we analyze Majestic’s claims data using actuarially acceptable methods of predicting future liabilities based upon historical results. In doing so, we rely on the analysis of our more than 54 thousand claims in our 21-year history. These methods look at historical paid losses at various points in time, claim counts and average costs of incurred losses, counts and average values of unpaid losses, as well as variations of such techniques. Estimates of ultimate claims liability for each accident year are derived using such techniques and Majestic adjusts the ultimate estimated claims liability for prior accident years during the year, only to the extent that there is enough overall evidence that a material change has occurred that would result in a material change in its prior year-end estimate of ultimate claims liability.

In addition, for the most current accident year, Majestic uses a loss ratio method that starts with the projected loss ratios for the prior accident year, adjusted for projected wage inflation, loss cost inflation, and pricing adjustments. This adjusted loss ratio is applied to the earned premium for the current accident year to derive the ultimate estimated claims liability for the current accident year which becomes one of the components of the overall estimated claims liability reflected on our balance sheet. Majestic’s estimate of the ultimate claims liability for the current accident year is reviewed quarterly and is adjusted throughout the current year. Additional factors that influence the incurred losses and loss adjustment expenses for a given period include the number of exposures covered in the current year, trends in the frequency and severity of claims, or changes in the cost of adjusting claims.

Although many factors influence the actual cost of claims and the corresponding unpaid losses and loss adjustment expenses estimates, we do not measure and estimate values for all of these variables individually. This is due to the fact that many of the factors that are known to impact the cost of claims cannot be measured directly. This is the case for the impact on claim costs due to economic inflation, coverage interpretations and jury determinations. In most instances, we rely on historical experience or industry information to estimate values for the variables that are explicitly used in the unpaid loss and loss adjustment expenses analysis. We assume that the historical effect of these unmeasured factors, which is embedded in Majestic’s experience or industry experience, is representative of future effects of these factors. In the event that Majestic has reason to expect a change in the effect of one of these factors, we perform analyses to quantify the necessary adjustments. It is important to note that actual claim costs will vary from our estimate of ultimate claim costs, perhaps by substantial amounts, due to the inherent variability of the business written, the potentially significant claim settlement lags and the fact that not all events affecting future claim costs can be estimated.

Using techniques similar to those described above, we also estimate reductions in Majestic’s claims liabilities as a result of reinsurance receivables and amounts recoverable through subrogation. Majestic’s reinsurance program, in particular, significantly influences the level of net retained losses. Under Majestic’s reinsurance program, the reinsurers assume a portion of the loss and loss adjustment expenses incurred in excess of certain loss thresholds or share on a proportional basis in certain losses. Receivables from reinsurers are a function of estimated loss reserves and are therefore subject to similar uncertainties. In addition, reinsurance recoverables may ultimately prove to be uncollectible if the reinsurer is unable to perform under the contract. Reinsurance contracts do not relieve Majestic of its obligations to its policyholders.

Our best estimate of our ultimate liability for Majestic’s total unpaid losses and loss adjustment expenses as of December 31, 2007, net of reinsurance receivables and subrogation recoveries, was $134.9 million. This amount is expected to cover all future losses and loss adjustment expense payments for all claims that are known by Majestic as of December 31, 2007, as well as claims where the injury has occurred but the claim has not been reported. As of December 31, 2007, Majestic had 3,723 open claims. Majestic’s reserve for losses and loss adjustment expenses (gross and net), as well as our case and IBNR reserves, as of December 31, 2007 and 2006, respectively, are shown below. The 2007 figures are shown net of elimination of intercompany loss reserves and reinsurance recoverables of $291 thousand and $18.2 million.

	As of and for the Year Ended December 31,
	2007	2006
	(In thousands)

Case reserves	$86,813	$77,639
IBNR	66,720	49,739
Loss adjustment expenses	21,840	20,658
Fair value adjustment of loss reserves	(4,964)	(6,156)

Gross unpaid losses and loss adjustment expenses	170,409	141,880
Reinsurance recoverables on unpaid losses and loss adjustment expenses, gross	(42,727)	(35,774)
Fair value adjustment of reinsurance recoverables	7,240	6,861

Net unpaid losses and loss adjustment expenses	$134,922	$112,967

As discussed above, there is inherent uncertainty in estimating our reserves for loss and loss adjustment expenses. To the extent that these estimates prove to be inadequate, we will experience unexpected increases in the unpaid losses and loss adjustment expenses and a corresponding reduction in income in future periods. To the extent these estimates are overstated, we will have redundant unpaid losses and loss adjustment expense amounts resulting in additional income in future periods. It is possible that our actual loss and loss adjustment expenses incurred may vary significantly from our estimates.

There are a number of variables that can impact the adequacy of Majestic’s reserves for losses and loss adjustment expenses, including trends in the frequency and severity of claims, changes in the legal environment, claim inflation, the cost of claim settlements, and legislative reforms. While the actuarial methods employed factor in amounts for these circumstances, they may prove to be inadequate. For example, there may be a number of claims where the unpaid loss and loss adjustment expenses associated with future medical treatment proves to be inadequate because the injured worker does not respond to medical treatment as expected by the claims examiner. Another example is claim inflation, which can result from medical cost inflation or wage inflation. The actuarial methods employed include an amount for claim inflation based on historical experience. To the extent that the historical factors, and the actuarial methods utilized, are inadequate to recognize future inflationary trends, Majestic’s reserve for losses and loss adjustment expenses may be inadequate. The amount of any such inadequacy would depend on the mix of medical and indemnity payments and the length of time until the claims are paid.

Reconciliation of Loss Reserves.  The following table provides a reconciliation of Majestic’s beginning and ending reserve balances, net-of-reinsurance receivables, for the years ended December 31, 2007, 2006 and 2005, to the gross-of-reinsurance amounts reported in Majestic’s balance sheets as of December 31, 2007, 2006 and 2005, including the 2007 elimination of intercompany loss reserves and reinsurance recoverables of $291 thousand and $18.2 million, respectively,

	As of and for the Year Ended December 31,
	2007	2006(1)	2005(1)
	(In thousands)

Gross balance at January 1	$141,880	$140,583	$142,250
Less reinsurance recoverable	(28,913)	(35,588)	(43,931)

Net balance at January 1	112,967	104,995	93,319

Fair value adjustment of loss reserves	1,192	(6,156)	—
Fair value adjustment of reinsurance recoverable	379	6,861	—

Total fair value adjustment	1,571	705	—

Incurred related to:
Current year	61,915	48,160	44,039
Prior years	(6,521)	(6,551)	897

Total incurred	55,394	41,609	44,936

Paid related to:
Current year	(11,036)	(8,773)	(7,533)
Prior years	(23,974)	(25,569)	(30,727)

Total paid	(35,010)	(34,342)	(38,260)

Net balance at December 31	134,922	112,967	104,995
Plus reinsurance recoverable	35,487	28,913	35,588

Gross balance — December 31	$170,409	$141,880	$140,583

(1)	We acquired Majestic on November 14, 2006. The results in the table above as of December 31, 2005 and 2006 are not included in our consolidated results, except for the period from November 14, 2006 to December 31, 2006.

During 2007, Majestic benefited from a $5.0 million decrease in incurred losses and loss adjustment expenses relating to prior accident years. The favorable development was predominantly from accident year 2006, where reported indemnity claims and average cost per claim “developed” better than expected. As Majestic receives new information and updates in its assumptions over time regarding the ultimate liabilities, its loss reserves may prove to be inadequate to cover its actual losses or they may prove to exceed the ultimate amount of its actual losses. The amount by which estimated losses, measured subsequently by reference to payments and additional estimates, differ from those originally reported for a period is known as “development” in the insurance industry. Development is favorable when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on open claims. Development is unfavorable when losses ultimately settle for more than the levels at which they were reserved or subsequent estimates indicate a basis for reserve increases on open claims.

In previous years, a significant portion of Majestic’s policies were retrospective rating plans or risk-sharing plans. As a result, the $5.0 million in favorable loss development in 2007 was partially offset by $2.4 million in additional return premiums ultimately owed on retrospective policies. The market demand for retrospective policies in California has since decreased, with these policies now representing less than 5% of Majestic’s premiums in force.

The $5.0 million in favorable development recorded this year is similar to the $6.6 million recorded in 2006, We believe this favorable development is due to the legislative reforms implemented in California in 2003 and 2004, which have significantly reduced losses per payroll beginning with the 2004 accident year.

Loss Reserve Development.  The table below shows the development of Majestic’s reserve for losses and loss adjustment expenses, net of reinsurance, for years ended December 31, 1997 through 2007. The accompanying data is not accident year data, but rather a display of 1997 to 2007 year-end reserves and the subsequent changes in those reserves. The accompanying data does not include the elimination of intercompany loss reserves and reinsurance recoverables of $291 thousand and $18.2 million or the GAAP fair value purchase accounting adjustments that reduced loss reserves and reinsurance recoverables by $4.9 million and $7.2 million, respectively.

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

Sections C and G of the table show the aggregate change in the net and gross liability, respectively, from original balance sheet dates and the re-estimated liability through December 31, 2007. Thus, changes in ultimate development estimates are included in operations over a number of years, minimizing the significance of such changes in any one year. The Novation Agreement with NY Marine & General resulted in the recording of additional loss reserves for 2003 through 2007 that overstate the reserve deficiency shown in Sections C and G. The reserve amounts related to the Novation Agreement are shown below (in thousands):

	2003	2004	2005	2006

Section C: Net (Deficiency)	(106)	(2,148)	(4,651)	(6,944)
Section G: Gross (Deficiency)	(216)	(3,085)	(8,132)	(15,987)

Section D of the table shows the cumulative amount of net losses and loss adjustment expenses paid relating to recorded liabilities as of the end of each succeeding year. Section E of the table shows the re-estimated liability reduced by estimated reinsurance receivables and Section F of the table shows the re-estimated gross liability before the reduction of reinsurance receivables through December 31, 2007.

					Years Ended December 31,
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
	(Dollars in thousands)

Section A. Reserve for unpaid loss and loss adjustment expenses, net of reinsurance recoveries	$40,043	$46,352	$52,413	$63,745	$66,999	$76,389	$87,613	$98,319	$104,995	$112,262	$132,937
Section B. Reserve, net of reinsurance recoveries, re-estimated as of:
One year later	37,143	46,439	50,554	68,509	73,153	90,093	95,137	99,216	98,444	112,735
Two years later	36,464	41,212	51,608	70,883	83,038	95,533	102,636	101,313	102,252
Three years later	31,427	41,727	52,404	74,250	87,246	101,133	105,938	104,072
Four years later	32,173	42,022	53,668	77,158	89,875	103,584	106,631
Five years later	32,327	43,175	55,275	78,575	92,448	104,993
Six years later	33,332	44,383	56,093	80,355	94,663
Seven years later	34,391	44,522	57,266	82,905
Eight years later	34,318	45,320	59,705
Nine years later	35,276	47,784
Ten years later	37,681

Section C. Net Cumulative Redundancy (Deficiency)	2,363	(1,432)	(7,291)	(19,160)	(27,664)	(28,604)	(19,018)	(5,753)	2,743	(473)

Section D. Paid, net (cumulative) as of:
One year later	8,342	15,782	17,422	27,322	31,844	33,768	31,878	30,729	25,569	23,974
Two years later	17,276	24,018	31,331	46,570	52,008	55,410	53,239	49,322	40,204
Three years later	21,713	30,684	39,983	57,249	63,543	68,588	66,039	59,274
Four years later	25,371	34,766	44,193	63,228	70,490	76,609	72,646
Five years later	27,612	36,497	46,737	66,383	74,635	80,937
Six years later	28,098	38,017	48,192	68,602	77,536
Seven years later	29,007	38,664	49,370	70,136
Eight years later	29,430	39,466	50,550
Nine years later	30,107	40,292
Ten years later	30,869
Net Liability — December 31,	40,043	46,352	52,413	63,745	66,999	76,389	87,613	98,319	104,995	112,262	132,937
Receivable from reinsurers for unpaid losses	23,830	18,347	19,547	27,827	31,384	33,037	40,757	43,931	35,588	35,774	60,908
Gross Liability — December 31,	63,873	64,699	71,960	91,572	98,383	109,426	128,370	142,250	140,583	148,036	193,845
Section E. Re-estimated liability, net	37,681	47,784	59,705	82,905	94,663	104,993	106,631	104,072	102,252	112,735
Re-estimated receivable from reinsurers for unpaid losses	14,680	16,089	16,457	33,050	48,035	51,660	54,065	52,297	47,726	53,442

Section F. Re-estimated liability, gross	52,361	63,873	76,161	115,955	142,698	156,653	160,696	156,368	149,978	166,177

Section G. Gross Cumulative
Redundancy (Deficiency)	11,512	826	(4,201)	(24,383)	(44,315)	(47,227)	(32,326)	(14,118)	(9,395)	(18,141)

Investments

We invest the funds made available by Majestic’s capital and the net cash flows from operations, with the objective to provide income and realized gains on investments. We manage Majestic’s investment portfolio by considering duration, asset/liability matching, sector allocation, execution expense, credit quality and concentration and various regulatory requirements in formulating investment strategy and selecting securities.

Majestic’s investment objective is to maximize current yield while maintaining safety of capital together with sufficient liquidity for ongoing insurance operations. Majestic’s investment portfolio is composed of fixed-income and equity securities. We structure Majestic’s investment portfolio giving consideration to the expected timings of the payout of its insurance liabilities. If our payout estimates are inaccurate, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. Investment losses could significantly decrease our asset base, which will adversely affect our ability to conduct business and could have a material adverse effect on our financial condition and results of operations.

As of December 31, 2007, Majestic had total invested assets of $216.9 million, of which $137.4 million were on deposit with various regulatory agencies as required by law. A one percent increase in the current market interest rates would cause the fair value of Majestic’s investment portfolio as of December 31, 2007 to decrease by approximately $5.4 million. The following table shows the fair market values of various categories of Majestic’s investment portfolio, the percentage of the total market value of Majestic’s invested assets represented by each category and the tax equivalent yield to maturity based on the fair market value of each category of invested assets as of the dates indicated:

	As of December 31, 2007
Description of Securities	Fair Value	Percent of Total	Yield
	(Dollars in thousands)

U.S. Treasury and government sponsored agency securities	$32,043	15%	5.5%
Obligations of states and political subdivisions	107,250	50%	5.0%
Corporate and other obligations	55,232	25%	4.7%

Total fixed-maturity securities	194,525	90%	5.0%

Equity securities	22,374	10%	—

Total investments, available for sale	$216,899	100%	—

The following table shows the ratings distribution of Majestic’s fixed-income portfolio by Standard and Poor’s rating as a percentage of total market value as of the dates indicated:

Rating	As of December 31, 2007
	(Dollars in thousands)
	(Unaudited)

“AAA”	$106,626	55%
“AA”	55,670	29%
“A”	29,776	15%
“BBB”	2,453	1%

Total fixed-maturity securities	$194,525	100%

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

	December 31, 2007
	Amortized Cost	Fair Value
	(Dollars in thousands)

Due in one year or less	$21,385	$21,476
Due after one year through five years	125,058	126,901
Due after five years through ten years	34,589	35,069
Due after ten years	11,005	11,079

Total fixed-maturity securities	$192,037	$194,525

Reinsurance

We purchase reinsurance for Majestic to reduce our net liability on individual risks and to protect against possible catastrophes. Reinsurance involves an insurance company transferring to, or ceding, a portion of the exposure on a risk to a reinsurer. The reinsurer assumes the exposure in return for a portion of our premium. Reinsurance does not legally discharge us from primary liability for the full amount due under our policies. However, our reinsurers are obligated to indemnify us to the extent of the coverage provided in our reinsurance agreements. The cost and limits of reinsurance we purchase can vary from year to year based upon the availability of quality reinsurance at an acceptable price and our desired level of retention. Retention refers to the amount of risk that we retain for our own account.

Excess of Loss Reinsurance.  Under excess of loss reinsurance, covered losses in excess of the retention level up to the limit of the program are paid by the reinsurer. Our excess of loss reinsurance is written in layers, in which our reinsurers accept a band of coverage up to a specified amount. Any liability exceeding the limit of the program reverts to us as the ceding company.

Effective August 1, 2007, Majestic entered into a new excess of loss reinsurance treaty program that applies to losses incurred between August 1, 2007 and the date on which the reinsurance agreements are terminated. This reinsurance treaty program provides $99.5 million of reinsurance protection, per occurrence, for workers’ compensation losses in excess of a $500 thousand retention limit. Majestic retains liability for any amounts of losses and loss adjustment expenses that exceed $100 million up to the applicable statutory limit. The reinsurers providing coverage include: Axis Specialty Limited, Catlin Insurance Company, Dorinco Reinsurance Company, Endurance Specialty Insurance LTD., Hannover Re (Bermuda) Ltd., Hannover Rueckversicherung AG, Flagstone Re. Ltd., Max Re, Ltd., Munich Re America Corporation, Partner Reinsurance Company of the U.S., Tokio Millennium Re Ltd., Validus Reinsurance, Ltd., various Lloyd’s syndicates, and Twin Bridges, our Bermuda-based reinsurance subsidiary. Twin Bridges has a 50% participation in a layer of Majestic’s excess of loss treaty for the loss and loss adjustment expenses in excess of $500 thousand per occurrence up to $750 thousand, but shall not exceed 250% of earned premium, exclusive of primary business written in New York and Florida. The treaty was amended effective October 1, 2007, to increase the amount of coverage provided by Twin Bridges for primary workers’ compensation insurance issued by Majestic in the states of New York and Florida for losses of $1.5 million in excess of the $500 thousand retention.

Quota Share Reinsurance.  Under quota share reinsurance, the reinsurer, or assuming company, accepts a pro rata share of the insurer’s, or ceding company’s, losses and an equal share of the applicable premiums. The assuming company also pays the ceding company a fee, known as a ceding commission, which is usually a percentage of the premiums ceded. Quota share reinsurance allows the ceding company to increase the amount of business it could otherwise write by sharing the risks with the assuming company. The effect of the quota share reinsurance on the ceding company is similar to increasing its capital, the principal constraint on the amount of business an insurance company can prudently write.

Majestic and Twin Bridges entered into a 90% quota share ceded reinsurance agreement effective January 1, 2007, which we refer to in this annual report as the “90% Quota Share Agreement,” with respect to all new and renewal excess workers’ compensation insurance coverage issued to the self-insured groups managed by CRM. In addition, the consummation of the Novation Agreement transferred and assigned to Majestic two quota share reinsurance agreements previously between NY Marine & General and Twin Bridges. These policies included a 50% ceded quota share arrangement for excess policies issued between December 2003 and November 2005, which we refer to as the “50% Quota Share Agreement,” and a 70% ceded quota share arrangement for policies issued between December 2005 through December 2006, which we refer to as the “70% Quota Share Agreement.” For the layers of coverage outside of the Twin Bridges quota share reinsurance agreements, NY Marine & General obtained consent agreements from each of its other reinsurers naming Majestic as an insured party on the reinsurance agreements.

Recoverability of Ceded Reinsurance.  Reinsurance makes the assuming reinsurer liable to the ceding company to the extent of the reinsurance. It does not, however, discharge the ceding company from its primary liability to its policyholders in the event the reinsurer is unable to meet its obligations under such reinsurance treaty. To reduce our risk of the possibility of a reinsurer becoming unable to fulfill its obligations under the reinsurance contracts, we attempt to select financially strong reinsurers with an A.M. Best rating of “A−” (Excellent) or better and continue to evaluate their financial condition and monitor various credit risks to minimize our exposure to losses from reinsurer insolvencies.

The following table is a summary of Majestic’s ten largest reinsurance recoverable balances, net of prepaid reinsurance premiums, by reinsurer as of December 31, 2007:

	Net Amount
	Recoverable as of
	December 31,	AM Best Rating of
Reinsurer	2007	Reinsurer
	(In thousands)

Hannover RK-NS	$12,593	A
Hannover Re — Bermuda	6,785	A
National Union Fire Insurance Co. of Pittsburgh PA	4,295	A	++
Dorinco Reinsurance Company	3,349	A	−
The St. Paul Fire & Marine Insurance Company	2,067	A	+
Aspen Insurance — UK	1,520	A
Lloyd’s Underwriters	1,450	A
Lloyd’s Syndicate — DP Mann Ltd.	1,257	A
Max Re Ltd. — Bermuda	1,108	A	−
Continental Casualty Company	1,001	A

Reinsurance Segment

Overview

Our reinsurance segment includes the reinsurance of workers’ compensation coverage written by other insurance companies and self-insured entities. We offer excess of loss and quota share reinsurance products through Twin Bridges, our Bermuda-based reinsurance company. Twin Bridges is currently rated “A−” (Excellent) by A.M. Best.

Twin Bridges was established in 2003 to underwrite reinsurance on a portion of the excess and frequency workers’ compensation coverage purchased by the self-insured groups managed by CRM. Before our acquisition of Majestic, Twin Bridges was solely providing quota share reinsurance to New York Marine & General, an independent U.S. admitted insurance carrier, on a portion of the risk assumed by New York Marine & General for the excess and frequency coverage policies purchased by the self-insured groups we managed. Beginning in 2007, Twin Bridges is providing Majestic with quota share reinsurance protection on a certain portion of this risk under the 90% Quota Share Agreement. In addition, during 2007, Twin Bridges expanded its product offerings to include excess of loss and quota reinsurance coverage for primary workers’ compensation insurance issued by Majestic and other self-insured entities.

Underwriting and Risk Management

We write Twin Bridges’ reinsurance products in the form of treaty reinsurance contracts, which are contractual arrangements that provide for automatic reinsuring of a type or category of risk underwritten by the insurance company. With treaty reinsurance contracts, Twin Bridges does not separately evaluate each of the individual risks assumed under the contracts and is largely dependent on the individual underwriting decisions made by the ceding insurance company. Accordingly, Twin Bridges reviews and analyzes the ceding client’s risk management and underwriting practices in deciding whether to provide treaty reinsurance and in the pricing of the treaty reinsurance contract.

With respect to excess of loss reinsurance, Twin Bridges indemnifies the ceding client against all or a specified portion of losses and expenses in excess of a specified dollar or percentage amount. With respect to quota share reinsurance, Twin Bridges shares the premiums as well as the losses and expenses in an agreed proportion with the ceding client. In both types of contracts, Twin Bridges may provide a ceding commission to the client. Twin Bridges reinsurance products may include features such as contractual provisions that require our client to share in a portion of losses resulting from its ceded risks, may require payment of additional premium amounts if we incur greater losses than those projected at the time of the execution of the contract, may require reinstatement premium to restore the coverage after there has been a loss occurrence or may provide for refunds if the losses we incur are less than those projected at the time the contract is executed.

Reserves for Losses and Loss Adjustment Expenses

We establish loss reserves for Twin Bridges under its reinsurance contracts. Twin Bridges uses similar methodologies as Majestic to determine loss reserves, with some minor exceptions that are discussed below. For a detailed discussion of these methodologies, see “Item 1 — Business — Primary Insurance Segment — Reserves for Losses and Loss Adjustment Expenses” above.

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

Several factors contribute to the uncertainty in establishing these estimates. Judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under current facts and circumstances. Key assumptions in the estimation process are the average cost of claims over time, which is referred to as severity trends, including the increasing level of medical, legal and rehabilitation costs, frequency risks, fluctuations in inflation, prevailing economic, social and judicial trends, legislative changes, third party claims handling procedures and costs associated with fraud or other abuses of the medical claims process. In addition, there may be a significant delay between the occurrence of the insured event and the time it is actually reported to us. Reserves for losses and loss adjustment expenses are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. However, we believe that Twin Bridges’ aggregate liability for losses and loss adjustment expenses at December 31, 2007 represent our best estimate, based upon available data, of the amounts necessary to settle the ultimate cost of expected losses and loss adjustment expenses.

Our best estimate of our ultimate liability for Twin Bridges’ total unpaid losses and loss adjustment expenses as of December 31, 2007, was $18.4 million. This amount is expected to cover all future losses and loss adjustment expense payments for all claims that are known by Twin Bridges as of December 31, 2007, as well as claims where the injury has occurred but the claim has not been reported. Twin Bridges’ reserve for losses and loss adjustment expenses (gross and net), as well as our case and IBNR reserves, as of December 31, 2007 and 2006 were as follows:

	As of and for the Year Ended
	December 31,
	2007	2006
	(In thousands)

Case Reserves	$2,758	$1,449
IBNR	15,680	10,293
Loss adjustment expenses	—	—
	—	—

Total unpaid losses and loss adjustment expenses	$18,438	$11,742

Unlike Majestic, Twin Bridges has a short operating history. Since Twin Bridges began operating in December 2003, only twelve claims have been reported and there have been no paid losses. This short operating history provides Twin Bridges with a limited loss experience and a relatively small population of underlying risks, as compared to other insurers and reinsurers. Accordingly, Twin Bridges’ loss reserve estimates are more susceptible to an increased likelihood that actual results may not conform to our estimates.

Annually, Twin Bridges’ actuary performs a ground-up analysis of the premiums and losses of the self-insured groups managed by CRM and reinsured by Twin Bridges. The actuary’s expected ultimate impact of these per-occurrence excess of loss contracts is based upon actual group experience and industry excess of loss factors. Actual large losses and industry excess of loss factors were used to calculate the portion of ceded losses expected to be assumed by Twin Bridges. In each case, gross losses were developed to ultimate and the portion of losses exceeding each group’s self-insured retention was calculated.

The actuarial estimate of the losses and loss adjustment expenses of the non-affiliated self-insured premiums and losses ceded from Majestic to Twin Bridges are based on the net and direct analyses of Majestic’s business as discussed above.

For all other risks assumed by Twin Bridges, the actuary’s evaluation was based on the Bornheutter-Ferguson method, which estimates ultimate losses based on premiums, expected loss ratios, losses incurred to date, and the assumed percentage of losses incurred as of the current valuation date.

Since Twin Bridges has limited historical experience, prior year losses were estimated based on industry data and resulted in reinsurance loss ratios ranging from 32% to 66%. We have reevaluated the loss ratio and based on the methodology discussed above, recognized favorable development in 2007. This favorable development arose primarily from accident years 2005 and 2006 where actual results have been better than industry excess loss factors initially projected.

We have decided to establish Twin Bridges’ reserve for losses and loss adjustment expense at a point within the range of reasonable outcomes, but above the range midpoint. This moderately conservative level reflects the uncertainty surrounding long-tail business, the lack of significant case experience, and the potential for future development.

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

There are also other general uncertainties that are unique to loss reserving processes for reinsurance. The nature, extent, timing and perceived reliability of information received from ceding companies can vary widely depending on many factors, including the contractual reporting terms, which are affected by market conditions and practices. We believe, however, that we have minimized Twin Bridges’ exposure to these uncertainties in its loss reserves, because Twin Bridges is able to rely on the loss data from the self-insured groups we manage and Majestic and minimal delay in claim reporting from the primary insurance provider. Further, Twin Bridges has established practices in its reinsurance contracts to identify and gather needed information from the ceding companies, including claims reviews to facilitate loss reporting.

As with Majestic’s loss reserves, if Twin Bridges’ loss reserves develop other than expected such that Twin Bridges’ ultimate liability proves to be greater than or less than estimated, then our future earnings and financial position could be positively or negatively impacted. Future earnings would be reduced by the amount of any deficiencies in the years that the claims are paid or the reserve for losses and loss adjustment expenses are increased. Any such reduction could be realized in one year or multiple years, depending on when the deficiency is identified. Such a deficiency would also impact our financial position to the extent that our surplus is reduced by an amount equivalent to the reduction in net income. Any deficiency is typically recognized as an unpaid loss and loss adjustment expense liability. Therefore, it typically does not have a material effect on Twin Bridges’ liquidity because the claims have not been paid. Since the claims will typically be paid out over a multi-year period, Twin Bridges has generally been able to adjust its investments to match the anticipated future claim payments. Conversely, if we experience positive development (our estimates of ultimate unpaid losses and loss adjustment expenses prove to be redundant), then our future earnings and financial position may be improved.

Reconciliation of Loss Reserves.  The table below shows the reconciliation of reserves of our reinsurance segment for the years ended December 31, 2007, 2006 and 2005, reflecting changes in losses incurred and paid losses for such periods:

	Years Ended December 31,
	2007	2006	2005
	(Dollar amounts in thousands)

Balance at January 1	$11,742	$6,280	$2,696
Incurred related to:
Current period	9,449	7,349	3,584
Prior periods	(2,752)	(1,887)	—

Total incurred	6,697	5,462	3,584

Paid related to:
Current period	—	—	—
Prior periods	—	—	—

Total paid	—	—	—

Net increase	6,697	5,462	3,584

Balance at end of period	$18,439	$11,742	$6,280

Our claims reserving practices are intended to establish reserves that in the aggregate are adequate to pay all losses and loss adjustment expenses at their ultimate settlement value. Our reserves are not discounted.

Loss Reserve Development.  The table below shows the development of Twin Bridges’ reserve for losses and loss adjustment expenses, net of reinsurance, for years ended December 31, 2003 through 2007. Section A of the table shows the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the years indicated. This liability represents the estimated amount of losses and loss adjustment expenses for claims arising in prior years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported. Section B of the table shows the re-estimated amount of the previously recorded liability, based on experience as of the end of each succeeding year. Section C of the table shows the amounts paid as of the end of each succeeding year. Section D of the table shows the cumulative redundancy (deficiency) as of December 31, 2007. A redundancy means the original estimates were higher than the current estimates while a deficiency means that the current estimates were higher than the original estimates.

	Years Ended December 31
	2003	2004	2005	2006	2007
	(Dollars in thousands)

A. Reserves for Unpaid Losses	$168	$2,696	$6,280	$11,742	$18,438

B. Reserve re-estimated as of:
One year later	168	2,696	4,392	8,989
Two years later	168	1,716	3,169
Three years later	81	1,278
Four years later	84
C. Paid, (cumulative) as of:
One year later	—	—	—	—
Two years later	—	—	—
Three years later	—	—
Four years later	—
Net Liability — December 31,	$84	$1,278	$3,169	$8,989	$18,438

D. Cumulative Redundancy (Deficiency)	$84	$1,418	$3,111	$2,753

Investments

Similar to Majestic, we invest the funds made available by Twin Bridges’ capital and the net cash flows from operations, with the objective to provide income and realized gains on investments. Twin Bridges’ investment portfolio is composed primarily of short-term government agency securities, U.S. Treasury bills, cash and money market equivalents. Twin Bridges’ investment strategy seeks to preserve principal and maintain liquidity while trying to maximize total return through a high quality, diversified portfolio. Our investment decision-making is guided primarily by the nature and timing of Twin Bridges expected loss and loss adjustment expense payouts, forecasts of our cash flows and the possibility that Twin Bridges will have unexpected cash demands, for example, to satisfy claims due to catastrophic losses.

As of December 31, 2007, Twin Bridges’ had total invested assets of $48.4 million, of which $4.0 million were classified as restricted investments. A one percent increase in the current market interest rates would cause the fair value of Twin Bridges’ investment portfolio as of December 31, 2007 to decrease by approximately $0.2 million. The following table shows the fair market values of various categories of Twin Bridges’ investment portfolio, the percentage of the total market value of Twin Bridges’ invested assets represented by each category and the tax equivalent yield to maturity based on the fair market value of each category of invested assets as of the dates indicated:

	As of December 31, 2007
		Percent
Description of Securities	Fair Value	of Total	Yield
	(Dollars in thousands)

U.S. Treasury and government sponsored agency securities	$48,444	100%	3.9%

Total fixed-maturity securities	$48,444	100%	3.9%

The following table shows the ratings distribution of Twin Bridges’ fixed-income portfolio by Standard and Poor’s rating as a percentage of total market value as of the dates indicated:

	As of December 31,
Rating	2007
	(Dollars in thousands)
	(Unaudited)

“AAA”	$48,444	100%

Total fixed-maturity securities	$48,444	100%

The following table shows the composition of Twin Bridges’ investment portfolio by remaining time to maturity as of the dates indicated.

	December 31, 2007
	Amortized
	Cost	Fair Value
	(Dollars in thousands)

Due in one year or less	$48,429	$48,444

Total fixed-maturity securities	$48,429	$48,444

Fee-Based Management Services Segment

Overview

Our fee-based management services segment includes the offering of various management services to self-insured groups in New York and California under fee-for-service arrangements. In 1999, we began our business in New York by forming, managing, and operating workers’ compensation self-insured groups. During the first seven months of 2007 and all of 2006, we managed eight self-insured groups in the state of New York. We presently manage 2 groups in New York, although one or both of those groups will cease active operations in April 2008. In 2003, we expanded our business to California, and currently manage 5 groups there. Each of the groups we manage is made up of members from within a single industry. In New York, we currently manage groups for the construction and wholesale/retail industries. In California, we manage self-insured groups for the contracting, healthcare, auto dealer, bank, and winery industries.

We provide the groups with a broad range of services, including general management, underwriting, risk assessment, medical bill review and case management, general record keeping and regulatory compliance. We provide safety and loss control services to group members to help reduce workers’ compensation risks and expenses. In New York, the fees we receive from our groups are based on a percentage of the workers’ compensation rates set by the New York Workers’ Compensation Board that are attributable to the members of the groups we manage, and our fees include fees for claims management services. With respect to our groups in California, our fees are based on a percentage of premiums paid to the groups we manage by their members. Our groups in California pay the fees for claims management services directly to third party administrators. We also receive fees for medical bill review and case management services, along with commission income from insurers by acting as a broker and placing the excess coverage and surety bonds which the groups are required to obtain.

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

We believe that the self-insured group product that is offered by the self-insured groups which we manage is not as attractive during periods of low premium rates and excess underwriting capacity, as we are currently experiencing in New York, because of the risks associated with the joint and several liability of the members as well as for former members of New York group self-insured programs. This increased market competition and pricing pressure were significant factors, among others, that contributed to seven of our New York self-insured groups electing to voluntarily terminate their active operations during the second half of 2007. We have ceased to manage these self-insured groups which are now being managed by a third-party administrator appointed by the New York Workers’ Compensation Board. Additionally, in the course of run-off, our New York self-insured groups that have ceased active operations may undergo forensic audits and depending on the results of such audits, the groups’

former members may be assessed for any deficits, in which case we may be subject to claims by the groups or their former members regarding our prior management.

There can be no assurance that the remaining New York self-insured group which we manage will not elect to cease active operations, particularly in the event that the price erosion in New York becomes more widespread. We expect that revenues from our fee-based management services in New York will be significantly reduced in 2008. We do not currently intend to form any additional self-insurance groups in New York nor are we actively seeking to add additional members to our remaining New York group.

We are currently in the process of mitigating the impact of these trends by constantly seeking out profitable opportunities through further business diversification. This includes the geographic expansion of our primary insurance business into New York, by leveraging our strong broker distribution network to offer primary insurance policies for both new businesses as well as for former members of group self-insured programs. In instances where a member or a broker representing a member or former member requests a quote from our Majestic subsidiary, we are able to offer such a quote to businesses which meet Majestic’s underwriting profile. In this manner, we are able to retain as customers certain of the membership of our former self-insured groups who would otherwise seek insurance coverage from other insurance providers.

In connection with adverse claims development experienced by the Healthcare Industry Trust of New York, or HITNY, prior to the group’s ceasing active operations, the New York Workers’ Compensation Board conducted an inquiry into the actuarial work done by a third-party actuary retained by HITNY. We provided testimony and copies of the underlying data that was submitted by the actuary to the New York Workers’ Compensation Board. The New York Workers’ Compensation Board also received testimony from the third-party actuary. We also understand that the actuary provided the New York Workers’ Compensation Board with a written independent report from another qualified independent actuary that specializes in performing such reviews. This report verified that all actuarial methods used and actuarial judgments made were in accordance with sound actuarial principles and standards. As of the date of this annual report, all testimony and discovery have been completed in the inquiry, we are awaiting a final decision from the New York Workers’ Compensation Board and cannot predict the ultimate outcome of the inquiry. However, as a result of this inquiry, the New York Workers’ Compensation Board required that the loss reserves for each of the self-insured groups that were reviewed by the third party actuary, including HITNY, undergo an actuarial review by an independent actuarial firm engaged by the New York Workers’ Compensation Board.

After an exchange of correspondence in which the New York Workers’ Compensation Board expressed dissatisfaction with our response to a request for certain information relating to the audit of the loss reserves for HITNY, the New York Workers’ Compensation Board notified us on February 8, 2008 that a referral had been made for a formal investigation into whether disciplinary action should be taken with regard to our third-party administrator license. We vigorously disagree with the characterizations made by the New York Workers’ Compensation Board. The procedure initiated by the New York Workers’ Compensation Board is in an investigative stage. We are not able at this time to determine what the outcome of the investigation may be nor what, if any, financial or operational consequences may result form the proceeding. However, in the event that the New York Workers’ Compensation Board imposes any restrictions with respect to our ability to manage self-insured groups within the state of New York as a result of either of the investigations discussed above, our ability to continue manage our remaining New York self-insured group or effectively re-enter the New York self-insurance group market in the future if market conditions improve may be materially impaired. Additionally, our reputation as a manager of self-insurance groups generally may be negatively impacted in such an event.

Production of Business

All of our self-insured group management business is generated by independent agencies and brokers, who receive a commission usually equal to a percentage of gross premiums the groups charge their members. These commissions are generally uniform based on the industry and group involved. We carefully screen the agents and brokers that place business with our self-insured groups. No agent or broker produces more than 10% of the business underwritten by the groups that we manage based on the aggregate annualized premiums paid or attributable to the groups we manage. As of December 31, 2007, we had relationships with over 238 independent agencies and brokers in New York and over 55 independent agencies and brokers in California.

Our management and underwriting officers generally have excellent relationships with these agents and brokers and both value and place a strong emphasis on maintaining these relationships. We offer brokers and agents competitive commissions for coverage placed by our groups and we provide training programs to brokers and agents in order to educate them regarding the benefits of workers’ compensation self-insured groups. We believe that these strong relationships enhance our ability to attract and retain members of our groups and provide us with an advantage over many of our competitors.

Underwriting

Our management services include underwriting services. The underwriting process involves an estimation of the amount of premiums that are sufficient to cover the expected losses and loss adjustment expense and fixed costs of the self-insured groups. Our underwritings attempt to determine the appropriate level of premium for each member of a group by adjusting base premium rates based on: (1) the historical modification factor applicable to the member; (2) the member’s loss history for the past three years; and (3) our loss control and risk assessment of the member. By individually analyzing the appropriate premium for each member of a group, we distinguish ourselves from other self-insurance services that typically maintain common pricing among group members.

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

Unlike many of our competitors in the insurance industry, our risk assessment and loss control services are performed by our employees. Nearly all of our loss control employees have met a minimum educational requirement of a bachelor’s degree or better, and each possesses one or more of three nationally recognized professional accreditations and has a minimum of five years of multi-line carrier loss control experience. We provide dedicated service consultants, which gives us greater control of the work product. We do not provide risk assessment and loss control services based on premium size, and we do not bill any members of a group separately for these services. Instead, we allocate our service resources based on need for improvement, not premium size. By targeting the accounts that need professional assistance the most, our loss control function improves the overall quality of the business by reducing the aggregate number of workers’ compensation claims made by the members of our managed groups. The loss control personnel also address workplace safety issues by identifying and correcting the behavior or condition that resulted in a claim. Our risk assessment and loss control services are training-intensive, personal and seek to ensure accountability for workplace safety among all levels of the member’s management structure.

Claims Management and Group Reserving

Our claims management services involve the administration and management of a claim from the time it is brought to our attention until the claim is finally settled. We currently perform these services for our New York groups. We do not perform claims services for our California groups because California law prohibits self-insured group managers from providing claims management services.

We have established procedures to record reported insurance claims, regardless of size, in a claims database upon receipt of notice of the claim. We attempt to make contact with the injured worker, treating physician and employer within 24 hours after receiving a claim. This focus on timely reporting and follow up allows us to mitigate claims and loss adjustment expenses and identify potential fraud. We periodically update our database for any developments affecting a claim. Our claims personnel divide claims into three categories: claims involving only medical expenses, claims involving medical expenses and up to an estimated 16 weeks of disability and claims involving medical expenses and longer periods of disability. The more serious claims are allocated to more senior employees who typically have a lighter case load. These teams investigate, evaluate and monitor the claims and each claim is reviewed continually. We employ a number of resolution adjustors whose sole job is to resolve these claims and obtain any approval required by the relevant regulatory authority. As a potential insurance claim develops, the claims teams will draw on all available resources to manage and settle the claim.

As required by California law, our California groups retain an independent claims handling company. Four of our California groups currently retain Matrix Absence Management, Inc., a subsidiary of Delphi Financial Group, Inc., to perform these services under a contract negotiated between Matrix and each group. The fifth group we manage in California has retained Tristar Risk Management to perform these services. However, we retain claims settlement authority, review established loss reserves and review the work performed by Matrix and Tristar on a regular basis.

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

Currently, the bulk of the income we receive for these services is attributable to our self-insured groups and Majestic.

Brokerage Services for the Groups

We also act as the insurance broker and place any excess and frequency insurance coverage and any required surety bonds for the groups that they are required to obtain. We earn commissions from the insurance companies for placing this coverage.

Corporate and Other Segment

Our corporate and other segment represents the holding company activities of CRM Holdings and its consolidated holding companies, which owns, directly or indirectly, all of the capital shares and stock of our insurance and other operating subsidiaries. The results of the corporate and other segment reflect the operating expenses incurred in the holding company activities, such as stock exchange listing and other licensing fees, directors’ fees, and legal, auditing and other administrative fees. Interest expense incurred on outstanding debt pursuant to financing activities is also a part of the corporate and other segment loss.

Competition

The insurance industry, in general, is highly competitive and there is significant competition in the workers’ compensation insurance industry. Competition in the insurance business is based on many factors, including premium rates, policy terms, coverage availability, claims management, safety services, payment terms, types of insurance offered, overall financial strength, financial ratings assigned by independent rating organizations, such as

A.M. Best, and reputation. Our competitors include other insurance companies, mutual insurance companies, individual self-insured employers, state insurance pools including the State Compensation Insurance Fund in California and the New York State Insurance Fund, safety groups and other self-insured and captive products. Many of the insurance companies we compete with have more capital, name and brand recognition and marketing and management resources than we have. Many of our competitors have offered, and may continue to offer, workers’ compensation insurance combined with other insurance coverage. Some of our competitors offer workers’ compensation insurance on a multi-state basis greater than ours. We may also compete with new market entrants in the future.

Ratings

Ratings by independent agencies are an important factor in establishing the competitive position of commercial insurance and reinsurance companies. Rating organizations continually review the financial positions of insurers. Standard & Poor’s maintains a letter scale rating system ranging from “AAA” (Extremely Strong) to “R” (under regulatory supervision). A.M. Best maintains a letter scale rating system ranging from “A++” (Superior) to “F” (in liquidation). In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, indebtedness and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. This rating is intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and is not an evaluation directed at investors. The objective of S&P and A.M. Best’s ratings systems is to provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders.

In November 2006, A.M. Best announced that it had affirmed Majestic’s financial strength rating of “A−” (Excellent). An “A−” rating is the fourth highest of 15 rating categories used by A.M. Best. The rating has a stable outlook for Majestic. In November 2006, A.M. Best announced that it had affirmed Twin Bridges financial strength rating of “A−” (Excellent).

Unlike insurance companies, self-insured groups do not generally obtain ratings from Standard & Poor’s or A.M. Best. We do not believe that the small to mid-sized companies buying workers’ compensation from self-insured groups, such as the ones we manage, give any material consideration to the lack of ratings of the self-insured groups. Rather they rely on the management and boards of directors of these groups, the excess coverage obtained by the groups and the joint and several liability of the members of the groups as security for their coverage.

Employees

As of December 31, 2007, we had 255 full-time employees and 13 part-time employees. We believe that our relations with our employees are good. None of our employees is subject to a collective bargaining agreement.

Regulation

The insurance and reinsurance business is regulated in most states of the United States and countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Our primary insurance business is regulated in California and each state in which we issue insurance policies. Our reinsurance business is subject to regulation in Bermuda. The self-insured groups we manage in New York and California are subject to extensive regulation under applicable statutes and regulations in those jurisdictions.

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

Holding Company Regulation.  As a member of an insurance holding company, Majestic is subject to additional regulation by California, its domiciliary state, and the states in which it transacts business. Pursuant to the insurance holding company laws of California, Majestic is required to register with the California Department of Insurance. In addition, Majestic is required to periodically report certain financial, operational and management data to the California Department of Insurance. All transactions within a holding company system affecting an insurer must have fair and reasonable terms, charges or fees for services performed must be reasonable, and the insurer’s policyholder surplus following any transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Notice to, and in some cases approval from, the California Department of Insurance is required prior to the consummation of certain affiliated and other transactions involving Majestic.

Change of Control.  In addition, the insurance holding company laws of California require advance approval by the California Department of Insurance of any change in control of Majestic. “Control” is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. In addition, insurance laws in many states contain provisions that require pre-acquisition notification to the insurance commissioners of a change in control of a non-domestic insurance company licensed in those states. Any future transactions that would constitute a change in control of Majestic, including a change of control of us, would generally require the party acquiring control to obtain the prior approval by the California Department of Insurance and may require pre-acquisition notification in applicable states that have adopted pre-acquisition notification provisions. Obtaining these approvals may result in a material delay of, or deter, any such transaction. These laws may also discourage potential acquisition proposals and may delay, deter or prevent a change of control of CRM Holdings, including through transactions, and in particular unsolicited transactions, that some or all of our shareholders might consider to be desirable.

Dividend Limitations.  Majestic’s ability to pay dividends is subject to restrictions contained in California’s insurance laws and related regulations. The insurance holding company laws in California require that ordinary dividends be reported to the California Department of Insurance at least 10 business days prior to payment of the dividend to shareholders. Extraordinary dividends may not be paid until 30 days after the Commissioner has received notice of the declaration of such extraordinary dividend and has either approved the payment of such extraordinary dividend or has not, within such 30-day period, disapproved of the payment. An extraordinary dividend is generally defined as a dividend that, together with all other dividends made within the past 12 months, exceeds the greater of 10% of the company’s statutory policyholders’ surplus as of the preceding December 31st or the net income from operations of the company for the 12-month period ending the previous December 31st. Statutory policyholders’ surplus, as determined under statutory accounting principles, is the amount remaining after all liabilities, including loss and loss adjustment expenses, are subtracted from all admitted assets. Admitted assets are assets of an insurer prescribed or permitted by a state insurance regulator to be recognized on the statutory balance sheet. Insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that extraordinary dividend payments will be permitted.

State Insurance Department Examinations.  Detailed annual and quarterly financial statements prepared in accordance with statutory accounting standards and other reports are required to be filed with the departments of insurance of the states in which we are licensed to transact business. Majestic’s financial statements and financial condition are subject to periodic examination by these departments of insurance. Majestic is subject to periodic examinations by the California Department of Insurance. The California Department of Insurance generally examines each of its domiciliary insurance companies on a triennial basis. Majestic underwent an examination in 2005 that covered calendar years 2002 through 2004 and the Report of Examination contained no findings.

Guaranty Fund Assessments.  In California, New York and most of the states where Majestic is licensed to transact business, there is a requirement that property and casualty insurers doing business within each such state participate in a guaranty association, which is organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premium written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

Property and casualty insurance company insolvencies or failures may result in additional security fund assessments to us at some future date. At this time, we are unable to determine the impact, if any, such assessments may have on our financial position or results of operations. We have established liabilities for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

Federal Insurance Laws and Regulations

Maritime Coverage.  As Majestic used to provide maritime workers’ compensation insurance, we are subject to the USL&H Act, which generally covers exposures on the navigable waters of the United States and in adjoining waterfront areas, including exposures resulting from loading and unloading vessels. We are also subject to regulations related to the USL&H Act and the Merchant Marine Act of 1920, or the Jones Act. The USL&H Act, which is administered by the U.S. Department of Labor, provides medical benefits, compensation for lost wages and rehabilitation services to longshoremen, harbor workers and other maritime workers who are injured during the course of employment or suffer from diseases caused or worsened by conditions of employment. The Department of Labor has the authority to require us to make deposits to serve as collateral for losses incurred under the USL&H Act. The Jones Act is a federal law, the maritime employer provisions of which provide injured offshore workers, or seamen, with a remedy against their employers for injuries arising from negligent acts of the employer or co-workers during the course of employment on a ship or vessel.

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

Terrorism Risk Insurance.  On November 26, 2002, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the Terrorism Risk Insurance Act of 2002 was enacted, which we refer to in this annual report as the Terrorism Risk Act. In 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 was enacted and extended the Terrorism Risk Act through December 31, 2014. The Terrorism Risk Act is designed to ensure the availability of insurance coverage for losses resulting from certain acts of terror in the United States. As extended, the law establishes a federal assistance program through the end of 2014 to help the property and casualty insurance industry cover claims related to future terrorism-related losses and requires such companies to offer coverage for certain acts of terrorism. By law, Majestic may not exclude coverage for terrorism losses from its workers’ compensation policies. Although Majestic is protected by federally funded terrorism reinsurance to the extent provided for in the Terrorism Risk Act, there are limitations and restrictions on this protection, including a substantial deductible plus loss limitation that must be met, which could have an adverse effect on our financial condition or results of operations. Potential future changes to the Terrorism Risk Act could also adversely affect us by causing our reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required.

Federal and State Legislative and Regulatory Changes

From time to time, various regulatory and legislative changes have been proposed in the insurance industry at both the federal and state levels. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the National Association of Insurance Commissioners. We are unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted or the effect, if any, these developments would have on our operations and financial condition.

The National Association of Insurance Commissioners

The National Association of Insurance Commissioners, or NAIC, is a group formed by state insurance commissioners to discuss issues and formulate policy with respect to regulation, reporting and accounting of insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and, to a lesser extent, other states in which they conduct business, the NAIC is influential in determining the form in which such laws are enacted. The NAIC provides authoritative guidance to insurance regulators on current statutory accounting issues by promulgating and updating a codified set of statutory accounting practices in its Accounting Practices and Procedures Manual. The California Department of Insurance has adopted these codified statutory accounting practices.

California has also adopted laws substantially similar to the NAIC’s risk-based capital laws, which require insurers to maintain minimum levels of capital based on their investments and operations. These risk-based capital requirements provide a standard by which regulators can assess the adequacy of an insurance company’s capital and surplus relative to its operations. Among other requirements, an insurance company must maintain capital and surplus of at least 200% of the risk-based capital computed by the NAIC’s risk-based capital model (known as the “Authorized Control Level” of risk-based capital). At December 31, 2007, the capital and surplus of Majestic exceeded 615% of the Authorized Control Level of risk-based capital.

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

Statutory Accounting Practices

Statutory accounting practices, or SAP, are a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP is primarily concerned with measuring an insurer’s surplus. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.

GAAP is concerned with a company’s solvency, but such principles are also concerned with other financial measurements, such as income and cash flows. Accordingly, GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as opposed to SAP.

Statutory accounting practices established by the NAIC and adopted, in part, by the California regulators, determine, among other things, the amount of statutory surplus and statutory net income of Majestic and thus determine, in part, the amount of funds it has available to pay dividends to us.

New York and California Regulation of Self-Insurance Groups

The self-insured groups we manage are subject to state law and regulation by workers’ compensation boards or similar authorities in New York and California, the states in which they operate. We assist the groups we manage in complying with these laws and regulations as part of our fee-based management services, In addition, we become subject to these same laws and regulations arising from our activities in forming and marketing these self-insured groups.

Each self-insured group must generally meet certain minimum requirements, although such requirements vary from state to state. For example, the members of a group must have and maintain a minimum aggregate net worth. In New York, with the exception of groups consisting of municipal corporations, each group must have and maintain a minimum combined annual payroll of group members, excluding payroll attributable to out-of-state employees of the members and uncovered employees. Regarding the composition of each group, in New York, homogeneity in the nature of the business activities of all members of a group must exist and each group must include only employers that have been in business for a period of time which is acceptable to the chair of the New York State Workers’ Compensation Board. In California, each group must be composed of employers in the same industry as defined under the California workers’ compensation statutes and regulations.

A comprehensive application must be submitted to the applicable state regulatory agencies before a new group may be formed. These applications must include, among other things, a current payroll report for each member of the group and a description of the safety program, if any, proposed for the employer group. In New York, an actuarial feasibility study directed and certified by an independent qualified actuary and a report identifying the projected rate of contribution and assessments to be paid by each member for the first year of the group’s operation, and the manner in which such contributions and assessments were calculated, are also required. In California, a feasibility study prepared by an independent risk management individual or firm is required. In addition, in connection with the formation of a new self-insured group, each new group will be required to deposit with the applicable regulatory agency securities, surety bonds and/or irrevocable letters of credit which may be liquidated by the regulatory agency in the event that the group is unable to pay its liabilities.

After a group is formed, it is subject to a number of regulations with respect to its operations. Pursuant to these regulations, each group: (1) must receive approval from the applicable state regulatory agency prior to admitting a new member; (2) is required to purchase excess workers’ compensation coverage to cover losses above levels established by the applicable state regulatory agency; (3) must follow mandatory guidelines with respect to the investment of the funds collected by the group and must follow additional guidelines with respect to the use of the funds; (4) is subject to periodic audit and review of the group’s financial statements and contribution rates by the applicable regulatory agency; and (5) must maintain assets in an amount which exceeds its liabilities. If a self-insured group is unable to maintain assets in an amount which exceeds its liabilities, the group may be limited in the amount of new members that it may add, may be required to assess its members in order to remedy such deficiency, deposit additional security with the applicable regulatory agency or, in certain circumstances, be dissolved. Each group is also subject to periodic reporting and disclosure requirements and must file with the applicable regulatory agency audited financial statements, actuarial reports and payroll reports. In California, the self-insured groups are required to periodically submit audited or reviewed financial statements of their members.

Both we and the groups we manage in New York are subject to certain disclosure requirements and other regulations with respect to the solicitation of new members and the preparation of marketing material with respect to the groups. Also in New York, CRM is required to be licensed by the New York Workers’ Compensation Board as a third party claims administrator. Under California law, CRM is not permitted to manage the claims of the self-insured groups we manage. Therefore, our groups in California contract with an independent third party administrator to perform this task.

Bermuda Regulation

The Insurance Act 1978 of Bermuda and its related regulations, which we refer to collectively as the Bermuda Insurance Act, regulates the reinsurance and insurance business of Twin Bridges. The Bermuda Insurance Act provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Bermuda Insurance Act by the Bermuda Monetary Authority, which is the regulatory body responsible for the day-to-day supervision of insurers. Under the Bermuda Insurance Act, insurance business includes reinsurance business. The Bermuda Monetary Authority, in deciding whether to register a company as an insurer, has broad discretion to act as the Bermuda Monetary Authority thinks fit in the public interest. The Bermuda Monetary Authority is required by the Bermuda Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the Bermuda Monetary Authority may impose from time to time. The Bermuda Monetary Authority issues four types of general business insurance licenses (Class 1, Class 2, Class 3 and Class 4). A Class 3 license allows a company to underwrite third party risks. Twin Bridges was registered under the Bermuda Insurance Act as a Class 3 insurer in December 2003.

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

The Bermuda Monetary Authority utilizes a risk based approach when it comes to licensing and supervising insurance companies in Bermuda. As part of the Bermuda Monetary Authority’s risk based system, an assessment of the inherit risks within each particular class of insurer is utilized in the first instance to determine the limitations and specific requirements which may be imposed. Thereafter the Bermuda Monetary Authority keeps its analysis of relative risk within individual institutions under review on an ongoing basis, including through scrutiny of regular audited statutory financial statements, and, as appropriate, meeting with senior management during onsite visits. The initial meetings with senior management and any proposed onsite visit will primarily focus upon companies that are licensed as Class 3 and Class 4 insurers. The Bermuda Monetary Authority has also adopted guidance notes, or the Guidance Notes, and statement of principles, or the Principles, in order to ensure those operating in Bermuda have a good understanding of the nature of the requirements of, and the Bermuda Monetary Authority’s approach in implementing, the Bermuda Insurance Act.

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

Independent Approved Auditor.  Every registered insurer must appoint an independent auditor approved by the Bermuda Monetary Authority which we refer to as an approved auditor who will annually audit and report on the statutory financial statements, solvency certificate and declaration of statutory ratios. The statutory financial statements and the statutory financial return of the insurer, in the case of Twin Bridges, will be required to be filed annually with the Bermuda Monetary Authority. The approved auditor of Twin Bridges may be the same person or firm which audits Twin Bridges’ statutory financial statements and statutory financial returns and Twin Bridges’ financial statements prepared in accordance with GAAP.

Loss Reserve Specialist.  As a registered Class 3 insurer, Twin Bridges is required to submit annually an opinion of a loss reserve specialist, who must be approved by the Bermuda Monetary Authority, with its statutory financial return and statutory financial statement in respect of its loss and loss adjustment expense provisions.

Statutory Financial Statements.  Twin Bridges is required to file with the Bermuda Monetary Authority statutory financial statements no later than four months after its financial year end (unless specifically extended). The Bermuda Insurance Act prescribes rules for the preparation and form of such statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with GAAP and are distinct from the financial statements prepared for presentation to the insurer’s shareholders under the Companies Act, which financial statements will be prepared in accordance with U.S. GAAP. Twin Bridges, as a general business insurer, is required to submit the annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return are retained by the Bermuda Monetary Authority and do not form part of the public records.

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

Twin Bridges is prohibited from declaring or paying any dividends during any financial year if it is in breach of its solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, Twin Bridges will be prohibited, without the approval of the Bermuda Monetary Authority, from declaring or paying any dividends during the next financial year. Twin Bridges is prohibited, without the approval of the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital and surplus as set out in its previous year’s financial statements, and any application for such approval shall provide such information as the Bermuda Monetary Authority may require. In addition, if Twin Bridges at any time fails to meet its solvency margin, it will be required, within thirty days after becoming aware of such failure or having reason to believe that such failure has occurred, to file with the Bermuda Monetary Authority a written report containing certain information as outlined in the Bermuda Insurance Act.

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

Bermuda Statement of Principles.  In June 2007, the Bermuda Monetary Authority pursuant to section 2A of the Insurance Act introduced the Principles. The Principles relate to the Bermuda Monetary Authority’s decisions on whether to register an entity, to cancel the registration of a registered entity, to impose conditions upon a registration, or to give certain directions to a registered entity. These Principles are of general application and seek to take account of the wide diversity of registered entities that may be licensed under the Insurance Act, as well as relevant institutional and market developments.

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

Securities may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act of 2003, and the Exchange Control Act 1972, and related regulations of Bermuda which regulate the sale of securities in Bermuda. In addition, specific permission is required from the Bermuda Monetary Authority, pursuant to the provisions of the Exchange Control Act 1972 and related regulations, for all issuances and transfers of securities of Bermuda companies, other than in cases where the Bermuda Monetary Authority has granted a general permission. The Bermuda Monetary Authority in its policy dated June 1, 2005 provides that where any equity securities, which would include our common shares, of a Bermuda company are listed on an appointed stock exchange, general permission is given for the issue and subsequent transfer of any securities of a company from and/or to a non-resident, for as long as any equities securities of such company remain so listed. The Nasdaq Global Select Market is deemed to be an appointed stock exchange under Bermuda law. Notwithstanding the above general permission, the Bermuda Monetary Authority has granted CRM Holdings permission to, subject to the common shares in CRM Holdings being listed on an appointed stock exchange, issue, grant, create, sale and transfer any of CRM Holdings’ shares (other than our common shares), stock, bonds, notes (other than promissory notes), debentures, debenture stock, units under a unit trust scheme, shares in an oil royalty, options, warrants, coupons, rights and depository receipts, or collectively the Securities, to and among persons who are either resident or non-resident of Bermuda for exchange control purposes, whether or not the Securities are listed on an appointed stock exchange. The Bermuda Monetary Authority and the Registrar of Companies accept no responsibility for the financial soundness of any proposal or for the correctness of any of the statements made or opinions expressed in this annual report.

Under Bermuda law, there are no restrictions on the degree of foreign ownership, and neither we nor our subsidiary Twin Bridges is currently subject to taxes computed on profits or income or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax or to any foreign exchange controls in Bermuda.

Under Bermuda law, non-Bermudians (other than spouses of Bermudians and permanent residents) may not engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda Department of Immigration. Such work permits may be granted or extended upon showing that, after proper public advertisement, no Bermudian, or spouse of a Bermudian or individual holding a permanent resident certificate is available who meets the minimum standards for the advertised position. None of our executive officers is a Bermudian. Our officers work in Bermuda under work permits. In April 2001, the Bermuda government announced a policy that places a six-year term limit on individuals with work permits, subject to certain exceptions for key employees.

Available Information

We maintain a website at www.crmholdingsltd.bm. We are not including the information on our website as a part of, nor incorporating such information by reference, into this annual report. We make available all of our SEC filings, including this annual report and any current reports on Form 8-K, through our website, free of charge, as soon as is reasonable practicable after these materials have been filed with the SEC. In addition, our Code of Business Conduct and Ethics is available on our web site.

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

Risks Related to Our Primary Insurance and Reinsurance Business Segments

Our loss reserves are based on estimates and may be inadequate to cover our losses.

We establish loss reserves in our financial statements that represent an estimate of amounts needed to pay and administer claims with respect to insured and reinsured events that have occurred, including events that have not yet been reported to us. Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability.

Workers’ compensation claims are often paid over a long period of time. There are no policy limits on liability for primary workers’ compensation claims, as there are for other types of insurance. Estimating reserves for insurance and reinsurance of workers’ compensation claims may be more uncertain than estimating reserves for other lines of insurance or reinsurance with shorter or more definite periods between occurrence of the claim and final determination of the ultimate loss and with policy limits for claim amounts. Accordingly, there is a greater risk that we may fail to accurately estimate the risks associated with the businesses that we insure and that our reserves may prove to be inadequate to cover our actual losses. Further, this risk is greater for reinsurance than for primary insurance of worker’s compensation claims because the period of time that generally elapses between the underwriting and pricing of our reinsurance contracts and the payment of a claim pursuant to such reinsurance is even longer than that for primary insurance coverage and, as a result, our reserves are more difficult to estimate and are even less likely to be accurate.

Loss reserve estimates are based on estimates of the ultimate cost of individual claims and on actuarial estimation techniques. Several factors contribute to the uncertainty in establishing these estimates. Judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under current facts and circumstances. Key assumptions in the estimation of claims over time include the increasing level of medical, legal and rehabilitation costs, frequency risks, fluctuations in inflation, prevailing economic, social and judicial trends, legislative changes, third party claims handling procedures and costs associated with fraud or other abuses of the medical claim process. Due to the inherent uncertainty of estimating reserves, it has been, and will continue to be, necessary to revise estimated future liabilities as reflected in our reserves for claims and related expenses.

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

Since Twin Bridges has only been in existence since December 2003 and has had limited loss experience and a relatively small population of underlying risks, we rely heavily on industry data in establishing our loss reserves. Our own experience in this line of business could run materially higher than industry loss experience and therefore we are exposed to an increased likelihood that our actual results may not conform to our estimates.

To the extent our loss reserves for Majestic or Twin Bridges are insufficient to cover actual losses and loss adjustment expenses, we will have to adjust our loss reserves and may incur charges to our earnings, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, Twin Bridges, our reinsurance subsidiary, reinsures some of the primary business of our Majestic subsidiary. Consequently, we are exposed to a greater share of certain losses, since, on a consolidated basis, we are providing as much as $2 million of net coverage for some risks. Any underestimate of our loss reserves for this risk would have a greater impact on our results of operations and financial position. The increased overall exposure to losses from large and/or frequent loss occurrences could have a material adverse effect on our business, financial condition and results of operations.

If we do not effectively price our insurance policies, our financial results will be adversely affected.

Our primary insurance policy prices are established when coverage is initiated. Adequate rates are necessary to generate premiums sufficient to pay losses, loss adjustment expenses and underwriting expenses, and to earn a profit. Our prices for primary insurance coverage are based on estimates of expected losses generated from the policies which we underwrite. We analyze many factors when pricing a policy, including the policyholder’s prior loss history, and the loss prevention orientation of the policyholder’s management. Inaccurate information regarding a policyholder’s past claims experience puts us at risk of mispricing our policies. When initiating coverage on a policyholder, we rely on the claims information provided by the policyholder or previous carriers to properly estimate future claims expense. If the claims information is not accurately stated, we may under price our policy by using claims estimates that are too low. As a result, our actual costs for providing insurance coverage to our policyholders may be significantly higher than our premiums, which would have a materially adverse effect on our business, financial condition and results of operations. Besides the risks associated with under pricing risks, we could overprice risks, which could reduce our sales volume and competitiveness. In addition, our competitors may adopt premium rate reductions that are greater than ours. In any of these scenarios, our business, financial conditions, and results of operations could be materially affected. Finally, the rating actions of state regulatory authorities have a material impact on the pricing of our policies. For a discussion of such actions, see “Drivers of Profitability” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this annual report.

A downgrade in the A.M. Best ratings of our insurance subsidiaries could reduce the amount of business we are able to write.

Third-party rating agencies assess and rate the claims-paying ability of insurers based upon criteria established by the agencies. Both Majestic and Twin Bridges currently have a financial strength rating of “A−” (Excellent) from A.M. Best. These financial strength ratings are used by policyholders, insurers, reinsurers and insurance and reinsurance intermediaries as an important means of assessing the financial strength and quality of our insurance subsidiaries. These ratings are not evaluations directed to potential purchasers of our common stock and are not recommendations to buy, sell or hold our common stock.

We believe that the ratings assigned by A.M. Best are an important factor in marketing our products. For example, some of our independent agents and brokers and insureds have guidelines governing the financial strength rating of the company providing coverage. A reduction of our A.M. Best rating below “A−” would prevent us from issuing policies to such entities. Our ratings are subject to change at any time and could be revised downward or revoked at the sole discretion of the rating agencies. Our ability to retain our existing business and to attract new business in our insurance operations depends largely on these ratings. Our failure to maintain our ratings, or any other adverse development with respect to our ratings, could cause our current and future independent agents and brokers, insureds, self-insured groups and their individual members to choose to transact their business with more highly rated competitors. If A.M. Best downgrades our ratings or publicly indicates that our ratings are under review, it is likely that we would not be able to compete as effectively with our competitors, and our ability to sell our products could decline. If that happens, our revenues and earnings could decrease substantially. In addition, because lenders and reinsurers will also use our A.M. Best ratings as a factor in deciding whether to transact business with us, the failure of Majestic or Twin Bridges to maintain their current ratings could dissuade a lender or reinsurance company from conducting business with us or might increase our interest or reinsurance costs.

If we are unable to obtain or collect on our reinsurance protection, our business, financial condition and results of operations could be materially and adversely affected.

We purchase reinsurance coverage to help manage the risk assumed under our workers’ insurance compensation policies issued by Majestic. Reinsurance coverage helps to protect us from the impact of large losses. It involves an arrangement in which an insurance company, called the ceding company, transfers insurance risk by sharing premiums with another insurance company, called the reinsurer. Conversely, the reinsurer receives or assumes reinsurance from the ceding company. Majestic currently purchases excess of loss reinsurance. Under excess of loss reinsurance, the reinsurer reimburses the ceding company for losses and loss expenses over a specified dollar amount up to an agreed limit per occurrence. Majestic’s excess of loss coverage provides reinsurance for occurrences of loss that exceed $500 thousand but are less than $100.0 million. For a detailed discussion of Majestic’s reinsurance program, see “Primary Insurance Segment” “Reinsurance” in Item 1 above.

The availability, amount and cost of reinsurance depend on market conditions and our experience with insured losses and may vary significantly. As a result of catastrophic events, such as the events of September 11, 2001, we may incur significantly higher reinsurance costs, more restrictive terms and conditions, and decreased availability. We review and renegotiate our reinsurance protection each year. We cannot be certain, however, that our reinsurance agreements will be renewed or replaced prior to their expiration upon terms satisfactory to us. If we are unable to renew or replace our reinsurance agreements upon terms satisfactory to us, our net liability on individual risks would increase and we would have greater exposure to catastrophic losses. If this were to occur, our underwriting results would be subject to greater variability and our underwriting capacity could be reduced. These consequences could adversely affect our business, financial condition and results of operations.

Although we currently expect to renew Majestic’s current excess of loss treaty reinsurance program upon its expiration, any decrease in the amount of our reinsurance at the time of renewal, whether caused by the existence of more restrictive terms and conditions or decreased availability, will also increase our risk of loss and, as a result, could materially adversely affect our business, financial condition and results of operations. Majestic currently has 22 reinsurers participating in its excess of loss reinsurance program, and we believe that this is a sufficient number of reinsurers to provide us with reinsurance in the volume that we require.

We are also subject to credit risk with respect to Majestic’s reinsurers. Reinsurance protection that Majestic receives does not discharge its direct obligations under its insurance policies. Majestic remains liable to its policyholders, even if we are unable to make recoveries to which we believe we are entitled under Majestic’s reinsurance contracts. Losses may not be recovered from the reinsurers until claims are paid, and, in the case of long-term workers’ compensation cases, the creditworthiness of the reinsurers may change and we may not recover amounts to which we are entitled. If we experience these problems in the future, our charges to income would increase and our revenues would decline. As of December 31, 2007, Majestic had $42.7 million of amounts recoverable from its reinsurers that we would be obligated to pay if the reinsurers failed to pay Majestic. These consequences could adversely affect our business, financial condition and results of operations.

If we are unable to realize our investment objectives, our financial condition and results of operations may be adversely affected.

Investment income is an important component of our net income. As of December 31, 2007, our investment portfolio, including cash and cash equivalents, had a carrying value of $301.5 million. For the year ended December 31, 2007, we had $11.4 million of net investment income. Our investment portfolios are managed under investment guidelines approved by our Board of Directors. Although these guidelines stress diversification and capital preservation, our investments are subject to a variety of risks, including risks related to general economic conditions, interest rate fluctuations and market volatility. General economic conditions may be adversely affected by U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.

Our investment portfolios include a significant amount of interest rate-sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Increases in interest rates will decrease the value of our investments in fixed-income securities. If increases in interest rates occur during periods when we sell investments to satisfy liquidity needs, we may experience investment losses. Conversely, if interest rates decline, reinvested funds will earn less than expected.

Any significant decline in our investment income as a result of falling interest rates, decreased dividend payment rates or general market conditions could have an adverse effect on our net income and, as a result, on our shareholders’ equity and our policyholders’ surplus.

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

Assessments and premium surcharges for state guaranty funds, second injury funds and other mandatory pooling arrangements may reduce our profitability.

Most states require insurance companies licensed to do business in their state to participate in guaranty funds, which require the insurance companies to bear a portion of the unfunded obligations of impaired, insolvent or failed insurance companies. These obligations are funded by assessments, which are expected to continue in the future.

State guaranty associations levy assessments, up to prescribed limits, on all member insurance companies in the state based on their proportionate share of premiums written in the lines of business in which the impaired, insolvent or failed insurance companies are engaged. Accordingly, the assessments levied on us may increase as we increase our written premium. Some states also have laws that establish second injury funds to reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. These funds are supported by either assessments or premium surcharges based on case incurred losses.

In addition, as a condition to conducting business in some states, insurance companies are required to participate in residual market programs to provide insurance to those employers who cannot procure coverage from an insurance carrier on a negotiated basis. Insurance companies generally can fulfill their residual market obligations by, among other things, participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating insurance companies. Although we price our insurance to account for obligations we may have under these pooling arrangements, we may not be successful in estimating our liability for these obligations. Accordingly, mandatory pooling arrangements may cause a decrease in our profits. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in pooling arrangements. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability for other members in the pool. The effect of assessments and premium surcharges or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

We may have exposure to losses from terrorism for which we are required by law to provide coverage.

When writing workers’ compensation insurance policies, we are required by law to provide workers’ compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Majestic’s current excess of loss reinsurance treaty program excludes coverage for acts of terrorism. Notwithstanding the protection provided by reinsurance and the Terrorism Risk Act, the risk of severe losses to us from acts of terrorism has not been eliminated. Accordingly, events constituting acts of terrorism may not be covered by, or may exceed the capacity of Terrorism Risk Act and could adversely affect our business and financial condition.

Our reinsurance business is heavily dependent on Majestic, our primary insurance subsidiary, and the self-insured groups we manage. We could be adversely affected if we are not able to maintain or increase this business.

Twin Bridges, our reinsurance subsidiary, derives its revenues primarily from reinsurance of risk assumed by Majestic, our primary insurance company. Twin Bridges provides excess of loss reinsurance protection to Majestic on a portion of the risk it assumes under its primary insurance policies. Twin Bridges also provides quota share protection to Majestic on a portion of the risk it assumes under the excess coverage purchased by our self-insured groups. Our groups may determine to obtain excess coverage insurance from other U.S. admitted insurers if such insurers offer a better rate or more favorable terms than those offered by us through Majestic. These insurers in turn may not offer Twin Bridges the opportunity to reinsure a portion of the excess coverage or may only do so in lower amounts or on terms and conditions that are less favorable or not acceptable to us. This may occur if these insurers are offered a better rate or more favorable terms from other reinsurers. Our reinsurance business is also dependent upon our relationship with the self-insured groups we manage, and consequently, our reinsurance business may be adversely affected if the self-insured groups we manage decline in premium volume or cease active business operations.

Consequently, unless we diversify our reinsurance business, our reinsurance segment will remain heavily dependent on our primary insurance segment. Majestic could lose or otherwise have its current licenses revoked or fail to maintain satisfactory ratings from relevant rating agencies, thereby negatively impacting our business operations. In turn, we could lose all or a substantial portion of our reinsurance premium revenues. Any of the adverse developments described above would have a material adverse effect on our business, financial condition and results of operations.

We may pursue opportunities to offer other insurance products, and any failure to manage the risks involved could have a material adverse effect on our business.

We may explore the development and offering of certain non-workers’ compensation property and casualty insurance products. A number of risks are inherent in this strategy, including, among others the need to obtain required licenses to issue non-workers’ compensation property and casualty products and additional regulatory approvals, along with the potential for a greater loss exposure, especially if we fail to successfully manage or underwrite the new products. If we are unable to effectively manage these or other potential risks inherent in the marketing and sale of additional insurance products, there could be a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Fee-Based Segment

Due to the joint and several liability of New York and California self-insured groups, the failure of any self-insured group in the state of New York or California could adversely affect our fee-based business.

Each member of a self-insured group has joint and several liability for the obligations of the group incurred during the period of its membership and that group may assess the members for any short-fall, even after a member leaves a group, if the loss was incurred during such member’s participation in the group. If a group is not able to pay its liabilities from its assets or these assessments, the New York Workers’ Compensation Board may use the security posted by the group and can also assess all of the other groups in New York State to pay these liabilities. In California, each member of a self-insured group must participate as a member in the Self-Insurers’ Security Fund established by state law. Such fund may assess each of its members a pro rata share of the funding necessary as a result of the failure of a private self-insured employer or self-insured group to meet its compensation obligations when the employer’s or group’s security deposit is either inadequate or not immediately accessible for the payment of benefits. The failure of a single large self-insured group in New York or California, even if it is a group that we do not manage, could have an adverse effect on the other groups in the state and could affect the regulation of groups by the state. Any such developments may seriously hamper our ability to retain existing members and attract new members to our managed groups, which could have a material adverse effect on our business, financial condition and our results of operations.

If the loss reserves for the self-insured groups we manage are underestimated, our business could be adversely affected.

The self-insured groups we manage establish loss reserves as they recognize liabilities for unpaid losses, which represent estimates of amounts needed to pay and administer claims with respect to insured events that have occurred, including events that have not been reported. Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability.

The self-insured groups’ loss reserve estimates are based on estimates of the ultimate cost of individual claims and on actuarial estimation techniques. Several factors contribute to the uncertainty in establishing these estimates. Judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under current facts and circumstances. Key assumptions in the estimation of claims over time include the increasing level of medical, legal and rehabilitation costs, frequency risks, fluctuations in inflation, prevailing economic, social and judicial trends, legislative changes, third party claims handling procedures and costs associated with fraud or other abuses of the medical claim process.

Connected with adverse claims development experienced by the Healthcare Industry Trust of New York, or HITNY, the New York Workers’ Compensation Board conducted an inquiry into the actuarial work done by a third-party actuary retained by HITNY. We provided testimony and copies of the underlying data that was submitted by the actuary to the New York Workers’ Compensation Board. The New York Workers’ Compensation Board also received testimony from the third-party actuary. We also understand that the actuary provided the New York Workers’ Compensation Board with a written independent report from another qualified independent actuary who specializes in performing such reviews. This report verified that all actuarial methods used and actuarial judgments made were in accordance with sound actuarial principles and standards. As of the date of this annual report, all testimony and discovery have been completed in the inquiry, we are awaiting a final decision from the New York

Workers’ Compensation Board and cannot predict the ultimate outcome of the inquiry. However, as result of this inquiry, the New York Workers’ Compensation Board required that the loss reserves for each of the self-insured groups that were reviewed by the third party actuary, including HITNY, undergo an actuarial review by an independent actuarial firm engaged by the New York Workers’ Compensation Board.

To the extent the loss reserves for any of the self-insured groups we manage, including those groups in New York which we no longer manage as a result of their election to cease active operations, are insufficient to cover the group’s actual losses and loss adjustment expenses, the group will have to adjust its loss reserves which could have a material adverse effect on the groups’ financial condition and cash flows and could require the group to assess its members. This could expose us to liability for our management of a group, have a negative impact on our future management of groups, and adversely affect our reputation as a self-insured group manager. Additionally, in the course of run-off, our New York self-insured that have ceased active operations may undergo forensic audits and depending on the results of such audits, the groups’ former members may be assessed for any deficits, in which case we may be subject to claims by the groups or their former members regarding our prior management.

We operate as a third party administrator for our New York self-insured groups, which requires a license from the New York Workers’ Compensation Board, and our failure to maintain this license could adversely affect our business.

Part of the services we provide our groups in New York includes acting as the group’s third party administrator, or TPA. This requires us to be responsible for the administration and defense of the claims of the groups’ members. We provide TPA services as part of the management fees we receive from our groups. Operating as a TPA requires us to maintain a license issued by the New York Workers’ Compensation Board, which has discretion to deny or revoke TPA licenses for various reasons. If we do not have the requisite TPA license and approval from the New York Workers’ Compensation Board or do not comply with applicable regulatory requirements, the New York Workers’ Compensation Board could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. This could adversely affect our ability to operate our business.

After an exchange of correspondence in which the New York Workers’ Compensation Board expressed dissatisfaction with our response to a request for certain information relating to the actuarial review of the loss reserves for HITNY, the New York Workers’ Compensation Board notified us on February 8, 2008 that a referral had been made for a formal investigation into whether disciplinary action should be taken with regard to our TPA license. We vigorously disagree with the characterizations made by the New York Workers’ Compensation Board. The procedure initiated by the New York Workers’ Compensation Board is in an investigative stage. We are not able at this time to determine what the outcome of the investigation may be nor what, if any, financial or operational consequences may result form the proceeding.

If we fail to maintain our TPA license or fail to continue offering claims management services to our groups in New York, our ability to maintain a portion of our fee-based management services business could be materially and adversely affected. Moreover, if the New York Workers’ Compensation Board decides to suspend or revoke our TPA license, it is also possible that New York Workers’ Compensation Board could place restrictions on our ability to perform other group administrator services for our remaining New York group. Regardless of the outcome of New York Workers’ Compensation Board’s investigation, we expect that revenues from our fee-based management services in New York will be significantly reduced in 2008. We do not currently intend to form any additional self-insurance groups in New York nor are we actively seeking to add additional members to our remaining New York group. If the New York Workers’ Compensation Board were to place such restrictions our ability to offer group administrator services to our New York groups, our ability to continue manage our remaining New York self-insured group or effectively re-enter the New York self-insurance group market in the future if market conditions improve may be materially impaired. Additionally, our reputation as a manager of self-insurance groups generally may be negatively impacted in such an event.

We may be deemed to have a conflict of interest in concurrently managing self-insured groups and placing the excess coverage for these groups with Majestic and also providing primary workers’ compensation insurance to potential members of the self-insured groups.

We act as the insurance broker for the self-insured groups we manage to assist them with the negotiation and purchase of the required excess and frequency coverage. In the past, this coverage for certain of the self-insured groups we manage has been placed with Majestic and a portion of such coverage has been reinsured by Twin Bridges. In addition, we are currently providing primary workers’ compensation insurance policies to businesses that are potential members of the self-insured groups we manage. Although we have fully disclosed these relationships to the board of trustees of the self-insured groups we manage, it is possible that one or more of our groups could conclude that these relationships present an unacceptable conflict of interest. In this event, we could lose all or a substantial portion of our fee-based management services revenue which could have a material adverse effect on our business, financial condition and results of operations.

Our fee-based management services business may expose us to litigation and liability in excess of our current insurance coverage.

The management of our groups exposes us to significant risks. In the past, our fee-based business subsidiaries have been named as defendants in various legal actions in the course of their operations. We may have liability for errors or omissions in the services we perform. We may also be liable to our groups, third parties and governmental authorities for, among other things, fines, penalties and regulatory actions. Adverse judgments in multiple lawsuits could require us to pay significant damage amounts in the aggregate. These liabilities may exceed our insurance coverage and financial resources. We cannot assure you that our insurance will be sufficient to cover the liabilities we may incur or that we will be able to maintain insurance at reasonable rates or at all. If our policies are terminated and do not contain retroactive coverage, we will not be insured for claims made after the termination of coverage even if these claims are based on events or acts that occurred during the term of the policy. In such an event, we could be exposed to liability which could have a material adverse effect on our business, financial condition and results of operations.

Risks Generally Applicable to our Business and Industry

Our revenues and results of operation may fluctuate as a result of many factors, including the cyclical changes in the insurance and reinsurance industry, which may cause the price of our common stock to be volatile.

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

During 1998, 1999 and 2000, the workers’ compensation insurance industry experienced substantial pricing competition, and this pricing competition greatly affected the ability of providers to increase premiums. Beginning in 2001, there was a decrease in pricing competition in the industry, which enabled insurers to raise rates. More recent legislative reforms in many states, including California Bill 899 passed in April 2004 and New York’s 2007 Workers’ Compensation Reform Act passed in March 2007, however, have caused premium rates to decrease. The pricing competition has affected our ability to raise rates on our primary workers’ compensation insurance products. In addition, because our self-insured groups do not have capital and surplus, they do not have the ability to provide coverage at rates that produce a loss after considering investment income and available reinsurance. As a result, our groups may lose members and experience a reduction in their premium revenues during periods of inadequate market pricing.

The supply of insurance may increase, either by capital provided by new entrants or by the commitment of addition capital by existing insurers, which may cause prices to continue to decrease or remain flat. The insurance and reinsurance market is also subject to intense competition with the rate changes. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly. If rates continue to decrease and competition continues to increase, this could have a material adverse effect on our business, financial condition, and results of operations.

We operate in a highly competitive industry and may lack the financial resources to compete effectively.

The workers’ compensation insurance market is highly competitive and, except for regulatory considerations, has very few barriers to entry. We and the self-insured groups we manage compete with many companies and other underwriting organizations in the workers’ compensation insurance business. Many of the insurance companies we compete against have more capital, name and brand recognition and marketing and management resources than we or the groups we manage have. Many of our competitors have offered, and may continue to offer, workers’ compensation insurance combined with other insurance coverage. Some of our competitors offer workers’ compensation insurance on a multi-state basis. We cannot assure you that we will be able to implement our business strategy in a manner that will allow us to be competitive. If any of our competitors offer premium rates, policy terms or types of insurance that are more competitive than ours, we could lose market share and our business, financial condition and results of operations could be adversely affected as a result.

Negative developments in the workers’ compensation insurance industry could adversely affect our financial condition and results of operations.

We offer only workers’ compensation insurance products. As a result of this concentration, negative developments in the economic, competitive or regulatory conditions affecting the workers’ compensation insurance industry could have a material adverse effect on our financial condition and results of operations. Negative developments in the workers’ compensation insurance industry could have a greater effect on us than on more diversified insurance companies that also sell other types of insurance. If continued rate declines impair profitability, in any of the states in which we operate, we may elect to reduce the amount of premiums written in such states. If our competitors offer products at prices lower than we believe would be profitable, we may decline to compete at those lower prices and our premium levels could be reduced. Many of our competitors are multi-line carriers that can price the workers’ compensation insurance that they offer at a loss in order to obtain other lines of business at a profit. As we offer only workers’ compensation insurance products, we must make a profit on this business and will not lower our price to obtain business below a price that we believe will be profitable for us.

The insurance business is subject to extensive regulation that limits the way we can operate our business.

We are subject to extensive regulation by the California Department of Insurance and the Bermuda Monetary Authority and other insurance regulatory agencies in each state in which we are licensed. The self-insured groups we manage are subject to extensive regulation by the California Department of Industrial Relations and the New

York State Workers’ Compensation Board. These regulatory agencies have broad regulatory powers designed primarily to protect policyholders and their employees, not our shareholders.

Regulations vary from jurisdiction, but typically address or include:

•	approval of premium, contribution and funding rates;

•	ratios of assets to liabilities, credit and risk reserves, net worth levels and standards of solvency;

•	formation of self-insured groups and licensing as a third-party claims administrator;

•	limits on the size and nature of risks assumed and retained;

•	reserves for unearned premium, losses and other purposes;

•	periodic audits and other regulatory reviews of financial statements;

•	annual reporting and disclosure agreements;

•	limitations on our ability to transact business with our affiliates;

•	regulation of mergers, acquisitions and divestitures;

•	compliance with various licensing requirements and approvals that affect our ability to do business;

•	approval or rejection of policy coverage and endorsements;

•	limitations on our investments and dividends;

•	assessment requirements for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies; and

•	compliance with medical privacy laws.

Insurance departments and state workers’ compensation or similar boards also conduct periodic examinations of the affairs of the insurance companies and groups they regulate and require the filing of periodic, annual and other reports relating to financial condition, approval of new members, groups and other matters. Moreover, the NAIC and the state insurance regulators regularly reexamine existing laws and regulations, interpretations of existing laws and proposals for new laws. Such laws, regulations or interpretations by NAIC or state insurance regulators may be more restrictive or result in higher costs to us and the groups we manage.

Regulatory authorities have broad discretion to deny or revoke licenses or suspend underwriting of business for various reasons, including the violation of regulations. We intend to base some of our practices on our interpretations of regulations or practices that we believe are generally accepted by the insurance industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we, or the groups we manage, do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us or the groups we manage from carrying on some or all of our or their activities, or otherwise impose penalties. In such an event, our reputation as well as our ability to operate our business would be materially and adversely affected.

Our ability to transact business with our affiliates and to enter into mergers, acquisitions and divestitures involving Majestic is limited by the requirements of the insurance holding company laws in California. To comply with these laws, we are required to file notices with the California Department of Insurance to seek its approval at least 30 days before engaging in any inter-company transactions, such as sales, purchases, exchanges of assets, loans, extensions of credit, cost sharing arrangements and extraordinary dividends or other distributions to shareholders. Under these holding company laws, any change of control transaction also requires prior notification and approval. Because these governmental agencies may not take action or give approval within the thirty day period, these notification and approval requirements may subject us to business delays and additional business expense. If we fail to give these notifications, we may be subject to significant fines and penalties and damaged working relations with these governmental agencies.

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

Moreover, the offshore insurance and reinsurance regulatory markets have long been the subject of scrutiny by federal and state legislative and regulatory bodies. This scrutiny has led to a number of legislative and regulatory initiatives designed to make it more difficult for offshore companies to transact business with U.S. persons. If Twin Bridges were to become subject to any U.S. federal or state law or regulation, Twin Bridges may be required to post deposits or maintain minimum surplus and may be prohibited from engaging in lines of business or from writing specified types of policies or contracts. Compliance with these laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until after we have issued insurance policies that are affected by the changes. As a result, the full extent of liability under our insurance products may not be known until many years after the coverage is initiated. For example, medical costs associated with permanent and partial disabilities may increase more rapidly or be higher than we currently expect. Changes of this nature may expose us to higher claims than we anticipated when we underwrote underlying coverage.

Our geographic concentration ties our performance to the business, economic and regulatory conditions in California and New York.

Our primary insurance business is concentrated in California which represented 78% of our primary insurance segment net earned premiums for the year ended December 31, 2007. Our self-insured groups are located in New York and California, which represented 69% and 31% of our fee based revenues, respectively, for the year ended December 31, 2007. Unfavorable business, economic or regulatory conditions in either of those two states could negatively impact our business, and, consequently, we are exposed to economic and regulatory risks that are greater than the risks faced by insurance companies that conduct business over a greater geographic area.

The California workers’ compensation market, for example, has been characterized by strong fluctuations during the last decade. High competition among insurers during the 1990’s led to significant rate reductions which in turned resulted in multiple insolvencies of insurance companies focused on the California workers’ compensation market and forced a large number of insurers to withdraw from the market completely. California also increased the benefits payable to injured workers in January 2003. In response to this negative market environment, California regulators issued a number of decisions increasing the advisory pure premium rates and the California legislature enacted a series of reforms of the California workers’ compensation law which had a net effect of reducing insurer loss costs. For a discussion of the current industry trends in California, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations below under the heading “Drivers of Profitability — Industry Trends.”

The New York workers’ compensation market had remained relatively stable until this year with the adoption of the 2007 Workers’ Compensation Reform Act in March 2007. This legislative change was intended to create a significantly less expensive system of workers’ compensation in New York while increasing the weekly benefits paid to injured workers. Following an analysis of the impact of the reforms and market trends associated with New York’s 2007 Workers’ Compensation Reform Act, the New York State Superintendent of Insurance ordered that overall policyholders’ costs for workers’ compensation were to be reduced by 20.5% effective October 1, 2007, which included both changes in the workers’ compensation rates set by the New York State Workers’ Compensation Board as well as a change to the New York State Assessment.

Because our business is concentrated in California and New York, the occurrence of one or more catastrophic events or other conditions affecting losses in these states could have a material adverse effect on our results of operation or financial condition. We may be exposed to economic and regulatory risks or risk from natural perils that are greater than the risks associated with greater geographic diversification.

If we cannot sustain our relationships with our independent agents and brokers, we may be unable to operate profitably.

We market and sell our workers’ compensation insurance products solely through independent agents and brokers. We do not have an exclusive relationship with these independent agents and brokers. They are not obligated to promote our insurance products and may sell insurance products offered by our competitors. Many of our competitors have longer relationships with the independent agencies that we use or intend to use. Further, we must offer workers’ compensation insurance products that meet the requirements of these agencies and their customers and provide competitive compensation to these agencies. We cannot assure you that we will successfully maintain these relationships, cultivate new ones or be able to meet the future requirements of these independent agents and brokers. In addition, consolidation in the insurance agency and brokerage industry may lead to the loss of one or more of these relationships. The failure to maintain satisfactory relationships with the independent agents from whom we obtain or expect to obtain our business or to develop new relationships would have a material adverse effect on our business, financial condition and results of operations.

We may require additional capital in the future, which may not be available on favorable terms or at all.

Our future capital requirements will depend on many factors, including state regulatory requirements, the financial stability of reinsurers, and our ability to write new business and establish premium rates sufficient to cover our estimated claims. We may need to raise additional capital or curtail our growth if the capital of our insurance and reinsurance subsidiaries is insufficient to support future operating requirements and/or cover claims. We are not able to estimate the amount of additional capital we may require in the future or predict the timing of our future capital needs. Any additional equity or debt financing, if available at all, may be available only on terms that are not favorable to us. If we are able to raise capital through equity financings, your interest in us would be diluted, and the securities we issue may have rights, preferences and privileges that are senior to our common shares. If we raise capital through the issuance of debt, the incurrence and repayment of any debt could have a material adverse effect on our business, financial condition and results of operations.

We depend on our key executives, and may not be able to hire and retain additional key employees or successfully integrate new members of our management team and the loss of a key employee could have a material adverse effect on our business.

Our success will depend largely on our continued reliance on the experience and expertise of our senior management, which includes, among others, Daniel G. Hickey, Jr., our Chief Executive Officer, who has more than 16 years of insurance industry experience. Although we have entered into employment agreements with Mr. Hickey and other members of our senior management team, any of our senior managers may terminate his employment with us and seek employment with others who may seek his expertise. The loss of Mr. Hickey’s expertise or the expertise of any of our senior management through death, disability or termination of employment could have a material and adverse effect on our business, financial condition and results of operations. We are not the beneficiary of life or disability insurance covering any of our executives, key employees or other personnel.

Our ability to implement our business strategy will also depend on our success in recruiting, retaining and successfully integrating our management team and other personnel. If we are unable to retain employees and to attract and integrate new members of our management team, key employees or other personnel, we may be unable to successfully implement our business strategy in a timely manner. If we are unable to do so or if we were to lose the services of our senior executives or key employees, it could have a material adverse effect on our business, financial condition and results of operations.

Our status as a holding company with no direct operations could adversely affect our ability to meet our debt obligations, pay dividends, make other payments and redeploy capital among our subsidiaries.

CRM Holdings is a holding company that transacts business through its operating subsidiaries, including Majestic, Twin Bridges and CRM. CRM Holdings’ primary assets are the capital shares and stock of its operating subsidiaries. Dividends and other permitted distributions from our subsidiaries are expected to be our primary source of funds to meet our ongoing cash requirements and other expenses, and to pay dividends, if any, to our shareholders. Insurance regulations in California restrict the payment of dividends and other distributions by Majestic. Bermuda law and regulations, including Bermuda insurance regulations, restrict the declaration and payment of dividends out of retained earnings, and the making of distributions out of contributed surplus, by Twin Bridges unless certain regulatory requirements are met. For a detailed discussion of these restrictions, please see Item I. Business under the heading “Regulation” above. In addition to these regulatory restrictions, U.S. withholding tax payable on dividends paid to CRM Holdings by our U.S. subsidiaries affects our ability to pay dividends and redeploy capital from our U.S. subsidiaries to our Bermuda operations. Any dividends paid from our U.S. subsidiaries to us would be subject to a U.S. federal withholding tax of 30%. We therefore do not expect to receive dividends from our U.S. subsidiaries for the foreseeable future. The inability of our operating subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements could have a material adverse effect on our business, financial condition and results of operations.

Implementation of our growth strategies is subject to numerous risks and difficulties.

Our continuing growth strategy includes expanding in our existing markets, entering new geographic markets, further developing our independent agency relationships, exploring potential new products, exploring and executing potential acquisitions. Our implementation of these strategies is subject to various risks, including risks associated with our ability to:

•	identify, recruit and integrate new independent agents and brokers;

•	properly design and price new and existing products and programs;

•	identify profitable new geographic markets and product lines to enter;

•	obtain necessary licenses and regulatory approvals;

•	consider and identify, as necessary, further acquisition candidates and successfully execute and integrate acquisitions we undertake; and

•	identify, hire and train new underwriting and claims handling employees.

We may encounter other difficulties in the implementation of our growth strategies, including unanticipated expenditures and damaged or lost relationships with customers and independent agents and brokers. Our growth strategies include entry into geographic or business markets in which we have little or no prior experience. Any failure by us to manage our growth and to respond to changes in our business could have a material adverse effect on our business and profitability and could cause the price of our common stock to decline.

Our business could be adversely affected by Bermuda employment restrictions.

Under Bermuda law, non-Bermudians (other than spouses of Bermudians and holders of a Permanent Resident’s Certificate) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standard requirements for the advertised position. In 2001, the Bermuda government announced a new policy limiting the duration of work permits to six years, with certain exemptions for key employees. We may not be able to use the services of one or more of our key employees in Bermuda if we are not able to obtain work permits for them, which could have a material adverse effect on our business. We have obtained non-resident work permits for our key employees. If we are unable to renew the work permits for these employees or to obtain work permits for any new employees, we may not be able to conduct our business operations fully or efficiently and our business, financial condition and results of operations would be adversely affected.

Risks Related to Our Common Shares

Future sales of common shares by our directors, officers, affiliates and other shareholders may adversely affect the price, and the future issues of shares under our employee incentive plans may lower the price, of our common shares.

We cannot predict what effect, if any, future sales of our common shares, or the availability of shares for future sale, will have on the trading price of our common shares. Future sales of common shares by our directors, officers, affiliates and other shareholders, or the perception that such sales may occur, could adversely affect the market price of our common shares and may make it more difficult for you to sell your common shares at a time and price that you determine appropriate. In addition, additional common shares may be issuable pursuant to our 2005 Long-Term Incentive Plan and 2007 Employee Stock Purchase Plan, pursuant to which we have reserved an aggregate of up to 1,700,000 common shares for issuance. The issuance of shares under these plans will result in a dilution of your investment.

Provisions in our charter documents may reduce or increase the voting power associated with our common shares and thereby affect your voting rights.

Our bye-laws generally provide that shareholders have one vote for each share held by them and are entitled to vote, on a non-cumulative basis, at all meetings of shareholders. However, pursuant to a mechanism specified in our bye-laws, the voting rights exercisable by a shareholder will be limited so that certain persons or groups are not deemed to hold more than 9.9% of the total voting power conferred by our shares. In addition, our board of directors retains certain discretion to make adjustments to the aggregate number of votes attaching to the shares of any shareholder that they consider fair and reasonable in all the circumstances to ensure that no person will hold more than 9.9% of the total voting power represented by our then outstanding shares. Our bye-laws provide, generally, that any shareholder owning, directly, indirectly or, in the case of any U.S. person, by attribution, more than 9.9% of our common shares will have the voting rights attached to such common shares reduced so that it may not exercise more than 9.9% of the total voting rights. The reduction in votes is generally to be applied proportionately among all shareholders who are members of the first shareholder’s control group. A control group means, with respect to any person, all shares directly owned by such person and all shares directly owned by each other shareholder any of whose shares are included in the controlled shares of such person. Controlled shares means all common shares that a person is deemed to own directly, indirectly (within the meaning of Section 958(a) of the U.S. Internal Revenue Code, or the Code) or, in the case of a U.S. person, constructively (within the meaning of Section 958(b) of the Code). A similar limitation is to be applied to shares held directly by members of a related group. A related group means a group of shareholders that are investment vehicles and are under common control and management. Any reduction in votes will generally be applied proportionately among members of the shareholder’s control group or related group, as the case may be. The amount of any reduction of votes that occurs by operation of the above limitations will generally be reallocated proportionately among all of our other shareholders who were not members of these groups so long as such reallocation does not cause any person to hold more than 9.9% of the total voting power of our shares.

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

Risks Related to Taxation

CRM Holdings and its non-U.S. subsidiaries may be subject to U.S. federal income taxation.

If CRM Holdings or any of our non-U.S. subsidiaries, including Twin Bridges, were treated as engaged in a trade or business in the United States, that entity could be subject to U.S. income and branch profits tax on all or a portion of the income that is effectively connected with such trade or business. We intend to operate in a manner such that neither CRM Holdings nor any of our non-U.S. subsidiaries will be treated as being engaged in a trade or business in the United States. Accordingly, we do not believe that CRM Holdings or any of our non-U.S. subsidiaries are or will be subject to U.S. federal income taxation on net income. However, this determination is essentially factual in nature, and there are no definitive standards as to what activities constitute being engaged in a trade or business within the United States. Accordingly, there can be no assurance that the U.S. Internal Revenue Service, or IRS, would not find that CRM Holdings or any of our non-U.S. subsidiaries is engaged in a trade or business in the

United States. Any liability for income or branch profits tax resulting from such finding could materially adversely affect our results of operations.

Even if CRM Holdings and our non-U.S. subsidiaries are not treated as being engaged in a trade or business in the United States, we may be subject to U.S. federal income tax on certain fixed or determinable annual or periodical gains, profits, and income (such as dividends and certain interest on investments) derived from sources within the United States.

Any of our U.S. subsidiaries may be deemed a “personal holding company” and subject to additional U.S. federal income tax.

Any of CRM Holdings’ U.S. subsidiaries might be subject to additional U.S. federal income tax on a portion of its income if it is considered a personal holding company for U.S. federal income tax purposes. This status will depend on whether more than 50% of our shares by value could be deemed to be owned (taking into account indirect and constructive ownership) by five or fewer individuals and whether 60% or more of such subsidiary’s adjusted ordinary gross income consists of “personal holding company income,” which is, in general, certain forms of passive and investment income. We believe based upon information made available to us regarding our existing shareholder base that none of CRM Holdings’ U.S. subsidiaries should be considered a personal holdings company for U.S. federal income tax purposes. In addition, we intend to manage our business to minimize the possibility that we will meet the 60% income threshold. However, because of the lack of complete information regarding our ultimate common share ownership (i.e., as determined by the constructive ownership rules for personal holdings companies), we cannot be certain that any of CRM Holdings’ subsidiaries will not be considered a personal holding company or that the amount of U.S. tax that would be imposed in that case would be immaterial

Shareholders who are U.S. persons may recognize income for U.S. federal income tax purposes on our undistributed earnings.

Shareholders who are U.S. persons may recognize income for U.S. federal income tax purposes on our undistributed earnings if we are treated as a controlled foreign corporation or a passive foreign investment company or if we have generated more than a permissible amount of related person insurance income. In addition, gain on the disposition of our common shares may be treated as dividend income.

Controlled Foreign Corporation.  Each “10% U.S. Shareholder” of a foreign corporation that is a controlled foreign corporation for an uninterrupted period of thirty days or more during a taxable year, and that owns shares in the controlled foreign corporation directly or indirectly through foreign entities on the last day of the corporation’s taxable year on which such corporation was a controlled foreign corporation, must include in its gross income for U.S. federal income tax purposes its pro rata share of the controlled foreign corporation’s “subpart F income,” even if the subpart F income is not distributed. Subpart F income generally includes, among other things, investment income such as dividends, interest and capital gains, and income from insuring risks located outside the insurer’s country of incorporation. A foreign corporation is considered a controlled foreign corporation if “10% U.S. Shareholders” own more than 50% of the total combined voting power of all classes of voting stock of the foreign corporation, or the total value of all stock of the corporation. A 10% U.S. Shareholder is a U.S. person, as defined in the Code, that owns at least 10% of the total combined voting power of all classes of stock of the foreign corporation entitled to vote. For purposes of taking into account subpart F income consisting of insurance income, a controlled foreign corporation also includes a foreign corporation of which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned by 10% U.S. Shareholders, on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance or annuity contracts generating subpart F income exceeds 75% of the gross amount of premiums or other consideration in respect of all risks. It is expected that all of Twin Bridges’ income will be considered subpart F insurance income. For purposes of determining whether the more-than-50% (or more-than-25%, in the case of insurance income) and 10% ownership tests have been satisfied, and therefore whether a corporation is a controlled foreign corporation, shares owned includes shares owned directly or indirectly through foreign entities or shares considered owned under constructive ownership rules. The attribution rules are complicated and depend on the particular facts relating to each investor.

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

Passive Foreign Investment Company.  We do not intend to conduct our activities in a manner that would cause us to become a passive foreign investment company. However, it is possible that we could be deemed a passive foreign investment company by the IRS. If we were considered a passive foreign investment company it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation, including subjecting the investor to a greater tax liability than might otherwise apply or subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed. There are currently no regulations regarding the application of the passive foreign investment company provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be issued in the future. We cannot predict what impact, if any, this guidance would have on a shareholder that is subject to U.S. federal income taxation. We have not sought and do not intend to seek an opinion of legal counsel as to whether or not we were a passive foreign investment company for any year.

Related Person Insurance Income.  If Twin Bridges’ gross related person insurance income equals or exceeds 20% of its gross insurance income in any taxable year and direct or indirect insureds (and persons related to such insureds) own (or are treated as owning directly or indirectly) 20% or more of the voting power or value of the shares of Twin Bridges and U.S. persons are considered to own in the aggregate 25% or more of the stock of Twin Bridges by vote or value, then a U.S. person who owns any of our shares directly or indirectly through foreign entities on the last day of Twin Bridges’ taxable year on which it is a controlled foreign corporation would be required to include in its income for U.S. federal income tax purposes the shareholder’s pro rata share of Twin Bridges’ related person insurance income for the U.S. person’s taxable year that includes the end of Twin Bridges’ taxable year determined as if such related person insurance income were distributed proportionately to such U.S. shareholders at that date regardless of whether such income is distributed. In addition any related person insurance income that is includible in the income of a U.S. tax-exempt organization will be treated as unrelated business taxable income. The amount of related person insurance income earned by Twin Bridges (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. shareholder of Twin Bridges or any person related to such shareholder) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by Twin Bridges.

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

Changes in U.S. federal income tax law could materially adversely affect an investment in our common shares.

Legislation is periodically introduced in the U.S. Congress intended to eliminate some perceived tax advantages of companies (including insurance and reinsurance companies) that have legal domiciles outside the United State but have certain U.S. connections. For example, on September 26, 2007, the U.S. Senate Committee on Finance conducted a hearing concerning the tax issues connected with the offshore reinsurance industry. While we believe there are no currently pending legislative proposal from this hearing or otherwise which, if enacted, would have a material adverse impact on us or our shareholders, it is possible that legislative proposals could emerge in the future that could have an adverse impact on us or our shareholders.

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

Based on discussions with our professional advisors at the time of our restructuring, we believe that the former owners of CRM and Eimar did not obtain 80% or more of the stock of CRM Holdings (excluding the stock sold in our initial public offering) by reason of their ownership of CRM and Eimar (i.e., we believe that Twin Bridges was worth more than 20% of the combined value of CRM, CRM CA, Eimar and Twin Bridges). We cannot assure you that the IRS will agree with our conclusions. If the IRS successfully challenges our conclusions, CRM Holdings would be subject to United States federal income tax on its worldwide income at the rate applicable to U.S. corporations, which is currently 35%, rather than being subject to tax on only certain U.S. source income and income effectively connected with a U.S. trade or business. However, in that case, dividends paid to CRM Holdings by its U.S. subsidiaries would not be subject to any U.S. federal income tax, nor would they be subject to the 30% U.S. federal withholding tax. The tax liability that would result if CRM Holdings is treated as a U.S. corporation for U.S. federal income tax purposes could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease our principal executive offices in Hamilton Bermuda, which also houses our reinsurance operations. Our U.S. executive offices are located in leased premises of approximately 34 thousand square feet in Poughkeepsie, New York, which we moved into on December 17, 2007. We operate our primary insurance east coast operations and fee based management services from these offices. We have an option to purchase the building during the first two years of our lease for the fair market value of the property, which will not be less than $3.5 million plus the costs incurred by the landlord in developing and constructing the building. Our west coast primary insurance operations are located in leased premises of approximately 26 thousand square feet in San Francisco, California, which we moved into in October 29, 2007. We also rent additional office for our primary insurance and fee based operations in five other locations. We believe that such leased properties are suitable and adequate for our current business operations.

ITEM 3.	LEGAL PROCEEDINGS

After an exchange of correspondence in which the New York Workers’ Compensation Board expressed dissatisfaction with the Company’s response to a request for certain information relating to the audit of loss reserves for the self-insured groups administered by CRM, the New York Workers’ Compensation Board notified the Company on February 8, 2008 that a referral had been made for a formal investigation into whether disciplinary action should be taken by the New York Workers’ Compensation Board with regard to CRM’s third party administrator’s license. We vigorously disagree with the characterizations made by the New York Workers’ Compensation Board. The procedure initiated by the New York Workers’ Compensation Board is in the investigative stage. We are not able at this time to determine what the outcome of the investigation may be nor what, if any, financial or operational consequences may result form the proceeding.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares began trading on December 21, 2005 on the NASDAQ Global Select Market under the symbol CRMH. As of December 31, 2007, there were approximately 11 holders of record of our common shares and 1 holder of record of our Class B shares. Prior to December 21, 2005, there was no public market for our common shares.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common shares as reported on the NASDAQ Global Select Market:

	2007		2006
Period	High	Low	High	Low

First Quarter	$8.98	$7.67	$15.00	$11.45
Second Quarter	$8.90	$7.50	$11.69	$10.10
Third Quarter	$7.67	$6.02	$10.43	$6.81
Fourth Quarter	$8.35	$6.17	$10.10	$7.25

Dividend Policy

We have never paid cash dividends on our common shares. We currently intend to retain any future earnings to finance our operations and growth. As a result, we do not expect to pay any cash dividends on our common shares for the foreseeable future. Any future determination to pay cash dividends on our common shares will be at the discretion of our board of directors and will be dependent on our earnings, financial condition, operating results, capital requirements, any contractual, regulatory or other restrictions on the payment of dividends by our subsidiaries to CRM Holdings, and other factors that our board of directors deems relevant.

CRM Holdings is a holding company and has no direct operations. Our ability to pay dividends in the future depends on the ability of our operating subsidiaries to pay dividends to us. Our insurance company subsidiaries are regulated insurance companies and therefore are subject to significant regulatory restrictions limiting their ability to declare and pay dividends, which are discussed in greater detail above in Item 1. Business under the heading “Regulation.” In addition to these regulatory restrictions, U.S. withholding tax payable on dividends paid to CRM Holdings by our U.S. subsidiaries affects our ability to pay dividends. Any dividends paid from our U.S. subsidiaries to us would be subject to a U.S. federal withholding tax of 30%.

CRM Holdings’ ability to pay dividends is subject to restrictions contained in the Companies Act. Under the Companies Act, we may declare or pay a dividend out of CRM Holdings’ retained earnings, or make a distribution out of contributed surplus, only if we have reasonable grounds for believing that CRM Holdings is and, after the payment of such dividends, will be able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts

Equity Compensation Plan Information

Number of
Securities Remaining
	Number of			Available for Future
	Securities to be			Issuance Under
	Issued Upon Exercise		Weighted-Average	Equity Compensation
	of Outstanding		Exercise Price of	Plans (Excluding
	Options, Warrants		Outstanding Options,	Securities Reflected
	and Rights		Warrants and Rights	in Column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	332,764	(1)	—	1,241,540	(2)(3)
Equity compensation plans not approved by security holders	—		—	—
Total	332,764	(1)	—	1,241,540	(2)(3)

(1)	The number of securities to be issued upon the exercise of outstanding options, warrants and rights are exclusively restricted shares. These awards are not reflected in column (b) as they do not have any exercise price.

(2)	As of December 31, 2007, there were 1,062,073 shares remaining of a total of 1,500,000 authorized under the 2005 Long-Term Incentive Plan. Included in the 1,062,073 shares are 83,839 of shares forfeited by former employees of the Company. No more than 1,000,000 shares may be issued upon exercise of incentive stock options under the 2005 Long-Term Incentive Plan.

(3)	As of December 31, 2007, there were 179,467 shares remaining of a total of 200,000 authorized under the 2007 Employee Stock Purchase Plan.

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

COMPARISON OF 2 YEAR CUMULATIVE TOTAL RETURN*
Among CRM Holdings Ltd., The NASDAQ Composite Index
And The NASDAQ Insurance Index

*$100 invested on 12/21/05 in stock or 11/30/05 in index-including reinvestment of dividends.
Fiscal year ending December 31.

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

The selected consolidated income statement information for the years ended December 31, 2007, 2006 and 2005 and the selected consolidated balance sheet information as of December 31, 2007 and 2006 are derived from our audited consolidated financial statements included elsewhere in this annual report. The selected consolidated income statement information for the year ended December 31, 2004 and 2003 and the selected consolidated balance sheet information as of December 31, 2005, 2004 and 2003 are derived from our audited consolidated financial statements not included in this annual report. The selected unaudited consolidated balance sheet information as of December 31, 2002 is derived from our unaudited financial statements not included in this annual report.

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

Selected Consolidated
and Combined	Years Ended December 31,
Income Statement Information	2007		2006		2005	2004	2003
	(In thousands except for per share data)

Revenues
Net premiums earned		$116,843		$30,702	$8,362	$5,110	$253
Fee-based management services		32,356		39,997	36,495	27,656	20,821
Investment income		11,381		4,277	(18)	54	16

Total revenues		160,580		74,976	44,839	32,820	21,090

Expenses
Losses and loss adjustment expenses		63,661		10,490	3,584	2,528	168
Fees paid to general agents and brokers		10,195		10,935	11,490	9,508	7,830
Selling, general and administrative expenses		43,928		28,937	19,847	13,440	9,240
Policy acquisition costs and other expenses		21,042		8,782	2,580	1,538	121

Total expenses		138,826		59,144	37,501	27,014	17,359

Income before taxes		21,754		15,832	7,338	5,806	3,731
Provision for income taxes		1,612		1,576	63	—	—

Net income		$20,142		$14,256	$7,275	$5,806	$3,731

Basic and fully diluted earnings per share(1)		$1.24		$0.88	$0.70	$0.57	$0.36
Pro forma cash dividends declared per common share(1)	$	n/a	$	n/a	$0.76	$0.37	$0.66
Weighted average common shares outstanding(1)		16,289		16,247	10,428	10,247	10,247
Weighted average fully diluted shares outstanding(1)		16,307		16,247	10,431	10,247	10,247

(1)	For the period prior to the IPO, the 10,247,115 shares of common and Class B shares of the Company issued to the former owners of the pre-restructuring entities and Twin Bridges are assumed to be outstanding for all period presented.

Selected Consolidated
and Combined	December 31,
Balance Sheet Information	2007	2006	2005	2004	2003
	(In thousands)

ASSETS

Cash and cash equivalents	$33,477	$21,546	$67,923	$1,584	$767
Cash and cash equivalents, restricted	809	6,546	885	4,391	1,000
Investments	267,212	206,768	8,185	—	—
Premiums receivable	13,151	17,806	2,648	3,758	2,140
Reinsurance recoverable	38,584	30,749	—	—	—
Other receivables	7,766	7,897	2,058	41	90
Deferred policy acquisition costs	623	1,143	442	1,413	824
Deferred income taxes	7,473	6,803	5	—	—
Goodwill	2,749	2,695	—	—	—
Other assets	7,551	4,400	1,761	1,537	1,061

Total assets	$379,395	$306,353	$83,907	$12,724	$5,882

LIABILITIES AND SHAREHOLDERS’ AND MEMBERS EQUITY (DEFICIT)

Reserves for losses and loss adjustment expenses	$188,848	$153,622	$6,280	$2,696	$168
Reinsurance payable	5,001	1,538	—	—	—
Unearned premiums	8,853	8,080	1,494	4,780	2,785
Unearned management fees and commissions	261	613	1,319	3,005	2,861
Long-term debt and other secured borrowings	44,084	44,115	83	158	285
Accrued IPO costs	—	—	2,411	—	—
Other accrued expenses	24,810	14,741	3,390	1,197	947

Total liabilities	271,857	222,709	14,977	11,836	7,046

Members’ deficit in pre-restructuring LLCs	—	—	—	(947)	(2,113)
Common stock and paid-in capital of Twin Bridges	—	—	—	1,000	1,000
Common stock, $0.01 par value per share, 50 billion shares authorized, 16.0 and 15.5 million common shares issued and outstanding	160	155	155	—	—
Class B shares, 0.4 and 0.8 million shares issued and outstanding	4	8	8	—	—
Additional paid-in capital	68,192	66,566	66,056	—	—
Retained earnings(deficit)	37,115	16,973	2,717	835	(51)
Accumulated other comprehensive gain (loss), net of tax	2,067	(58)	(6)	—	—

Total shareholders’ and members’ equity (deficit)	107,538	83,644	68,930	888	(1,164)

Total liabilities and shareholders’ and members’ equity	$379,395	$306,353	$83,907	$12,724	$5,882

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included in Item 8 of this annual report. We caution you that our results of operation for prior periods are not indicative of the actual results that may be achieved in future periods. In addition, some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. Many factors may cause our actual results to differ materially from those anticipated or implied by these forward-looking statements including, but not limited to, those discussed in “Risk Factors.” You should read the information under “Risk Factors” as presented in Item 1A for information about material risks and uncertainties that affect us, our business and our common shares and the cautionary note regarding “Forward-Looking Statements” which precedes Item 1 in this annual report.

Overview

We are a provider of workers’ compensation insurance products. Our main business activities include underwriting primary workers’ compensation policies, underwriting workers’ compensation reinsurance and excess insurance policies, and providing fee-based management and other services to self-insured entities. We provide primary workers’ compensation insurance to employers in California, Arizona, Florida, Nevada, New Jersey, New York, and other states. We reinsure some of the primary business we underwrite and provide excess workers’ compensation coverage for self-insured organizations. Finally, we provide fee-based management services to self-insured groups in California and New York.

We report our business in the following four segments: (1) primary insurance; (2) reinsurance; (3) fee-based management services; and (4) corporate and other. Our primary insurance segment was added with our acquisition of Embarcadero on November 14, 2006. Our consolidated financial statements include the results of CRM Holdings and its subsidiaries. Embarcadero’s assets, liabilities and results of operations are included in our results beginning November 14, 2006.

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

California’s Premium Rates.  Prior to the recent developments in the California market, we had experienced a downward trending in the premium rates charged by insurers. California Bill 899 was passed in April 2004 with the goal of reducing over time the medical and indemnity costs paid by insurance companies under workers’ compensation policies. This legislation allowed insurers to reduce rates. During 2006 and the first half of 2007, the California Insurance Commissioner approved three workers’ compensation advisory pure premium rate decreases. The California Insurance Commissioner first approved a 16% rate decrease for policies written after June 30, 2006, followed by a 9% rate decrease for policies written after December 31, 2006, which was followed by another 14.2% rate decrease for policies written after June 30, 2007.

Most recently, the Workers’ Compensation Insurance Rating Bureau of California, or “WCIRB,” an industry-backed private organization that provides statistical analysis, on October 19, 2007 amended a previous filing with the California Insurance Commissioner to recommend a 5.2% increase in advisory pure premium rates for policies written on or after January 1, 2008. The filing was based on the WCIRB’s review of insurer losses and loss adjustment expenses incurred during 2006 and prior accident years and legislative amendments adopted during 2007. However, on November 28, 2007, the California Insurance Commissioner recommended no change to the workers’ compensation advisory pure premium rates. The California Insurance Commissioner’s decision is advisory only and insurance companies may choose whether or not to adopt the new rates.

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

We believe that the self-insured group product that is offered by the self-insured groups which we manage is not as attractive during periods of low premium rates and excess underwriting capacity, as we are currently experiencing in New York, because of the risks associated with the joint and several liability of the members as well as for former members of New York group self-insured programs. The increased market competition and pricing pressure were significant factors, among others, that contributed to seven of our New York self-insured groups electing to voluntarily terminate their active operations during the second half of 2007. We have ceased to manage these self-insured groups which are now being managed by a third-party administrator appointed by the New York Workers’ Compensation Board. There can be no assurance that the remaining New York self-insured group which we manage will not elect to cease active operations, particularly in the event that the price erosion in New York becomes more widespread. We expect that revenues from our fee-based management services in New York will be significantly reduced in 2008. We do not currently intend to form any additional self-insurance groups in New York nor are we actively seeking to add additional members to our remaining New York group.

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

Fee-based Management Services Revenue.  Our fee-based management service revenues include management fees received from our groups for management and other services. In New York, the fees we receive from our groups are based on a percentage of the workers’ compensation rates set by the New York Workers’ Compensation Board that are attributable to the members of the groups we manage, and our fees include fees for claims management services. With respect to our groups in California, our fees are based on a percentage of premiums paid to the groups we manage by their members. Our groups in California pay fees for claims management services directly to third party administrators. In addition, we receive fees for medical bill review and case management services provided to the self-insured groups we manage and other third-parties, which are based on the specific services rendered.

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

Income Taxes.  CRM USA Holdings and its U.S. subsidiaries are subject to U.S. federal, state and local income taxes, which reduce our net income. CRM Holdings and Twin Bridges have each received an undertaking from the Bermuda government exempting each company from all tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax until March 28, 2016.

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

Investments

Our fixed-maturity and equity securities are classified as available-for-sale and are reported at their estimated fair value based on quoted market prices or dealer quotes. Unrealized investment gains and losses on securities are recorded as a separate component of other comprehensive income or loss, net of deferred income taxes to the extent that the underlying investment is held by a taxable entity. The cost of fixed maturity and equity securities is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. These adjustments are recorded as investment losses. The assessment of whether such impairment has occurred is based on our management’s case-by-case evaluation of the underlying reasons for the decline in fair value. Our management also considers the length and severity of the temporary impairment of an investment to determine whether the impairment is other than temporary. Realized gains and losses are determined on the basis of specific identification. Investment income is recognized when earned and includes interest together with amortization of premiums and discounts on fixed maturity securities, dividends from equity securities, investment gains and losses and investment expenses.

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

At the end of the policy terms, payroll-based premium audits are performed to determine earned premiums for that policy year. Earned but unbilled premiums include estimated future audit premiums and are subject to changes in payrolls, economic conditions and seasonality. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Any such adjustments are included in current operations.

Reinsurance Recoverable

Amounts recoverable from reinsurers are estimated on an individual contract basis, in a manner consistent with the associated reserve for losses and loss adjustment expenses. Included in reinsurance recoverables are paid losses recoverable from reinsurers and prepaid reinsurance premiums to reinsurers. Such recoverables are reported net of any allowance for estimated uncollectible reinsurance recoverables. We evaluate and monitor the financial condition of our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies.

Deferred Policy Acquisition Costs

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

Reserve for Losses and Loss Adjustment Expenses

The reserve for losses and loss adjustment expenses represents an estimate of the ultimate cost of all reported and unreported losses and loss adjustment expenses insured pursuant to primary insurance and reinsurance agreements associated with reported claims and claims incurred but not reported, which are unpaid at the balance sheet date. The liability is estimated using actuarial studies of individual case-basis validations, statistical analyses and historical and industry data. We believe that our aggregate liability for losses and loss adjustment expenses represents our best estimate, based upon available data, of the amounts necessary to settle the ultimate cost of expected losses and loss adjustment expenses.

We currently have reserves for losses and loss adjustment expenses for Majestic, our primary insurance subsidiary, and Twin Bridges, our reinsurance subsidiary. For a detailed discussion of our reserve for losses and loss adjustment expenses of our primary insurance and reinsurance segments, see “Item 1 — Business — Primary Insurance Segment — Reserves for Losses and Loss Adjustment Expenses” and “Item 1 — Business — Reinsurance Segment — Reserves for Losses and Loss Adjustment Expenses”, respectively, above.

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

Share-Based Compensation

We account for our stock-based compensation plans using the fair value accounting method prescribed by FAS 123(R), Share-Based Payment. The fair value method requires compensation cost to be measured based on the fair value of the equity instrument at the grant or award date. Stock-based compensation is accrued over the vesting period of the grant or award.

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159), which permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of FAS 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at the initial recognition of the asset or liability or upon a re-measurement event that gives rise to the new basis of accounting. All subsequent changes in fair value for that instrument are reported in earnings. FAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be recorded at fair value nor does it eliminate disclosure requirements included in other accounting standards. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FAS 159 on its consolidated financial position, and results of operations.

In September 2006, the FASB issued FASB Statement 157, Fair Value Measurements (FAS 157), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. On December 14, 2007, the FASB issued a proposed FASB Staff Position (FSP) that would amend FAS 157 to delay the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The proposed FSP defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the proposed FSP. On February 12, 2008, the FASB confirmed the aforementioned position and released the final FSP. We are currently evaluating the potential impact, if any, of the adoption of FAS 157 on its consolidated financial position, and results of operations.

In December 2007, the FASB issued FAS 141 (Revised) Business Combinations (FAS 141R). FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes, measures and reports the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The pronouncement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning after December 15, 2008. We will adopt this pronouncement in the first quarter of fiscal 2009, and it will impact any acquisitions consummated subsequent to the effective date.

Results of Operations

The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Revenues
Net primary insurance premiums earned	$91,560	$7,736	$—
Net reinsurance premiums earned	25,283	22,966	8,362
Fee-based management services	32,356	39,997	36,495
Net investment income	11,381	4,277	(18)

Total revenues	160,580	74,976	44,839
Expenses
Losses and loss adjustment expenses	63,661	10,490	3,584

Net Income	$20,142	$14,256	$7,275

Earnings per share — basic	$1.24	$0.88	$0.70
Earnings per share — fully diluted	$1.24	$0.88	$0.70
GAAP combined ratio — Primary Insurance Segment
Loss and loss adjustment expense ratio(1)	62.7%	65.0%	0.0%
Underwriting expense ratio(2)	28.8%	30.4%	0.0%

GAAP combined ratio(3)	91.5%	95.4%	0.0%
GAAP combined ratio — Reinsurance Segment
Loss and loss adjustment expense ratio(1)	26.5%	23.8%	42.9%
Underwriting expense ratio(2)	21.7%	32.8%	34.3%

GAAP combined ratio(3)	48.2%	56.6%	77.2%

(1)	The loss and loss adjustment ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned.

(2)	The underwriting expense ratio is calculated by dividing underwriting and certain other operating costs, commissions and salaries and benefits by the current year’s net premiums earned.

(3)	The GAAP combined ratio is the sum of the loss and loss adjustment expense ratio and the net underwriting expense ratio.

The following is a discussion of our consolidated results of operations for the three years ended December 31, 2007, 2006 and 2005.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues from the Primary Insurance and Reinsurance Segments.  Total net premiums earned increased 281%, or $86.1 million, to $116.8 for the year ended December 31, 2007, from $30.7 million for the year ended December 31, 2006. Of this increase, 97% was attributable to our primary insurance segment as the results of Majestic were not included in the primary insurance segment prior to the November 14, 2006 acquisition. The remaining $2.3 million, or 3%, was attributable to our reinsurance segment.

Net primary insurance premiums earned increased $83.8 million for the year ended December 31, 2007, to $91.6 million from $7.7 million for the year ended December 31, 2006. This increase was the result of our acquisition of Majestic in November 2006. Of the $91.6 million of net primary insurance premiums earned, $10.7 million, or 12%, was due to the Novation Agreement as described in Note 8 to the Notes to Consolidated Financial Statements in Item 8, while $2.2 million, or 2%, was related to net premiums earned on excess workers’ compensation policies issued by Majestic to certain of the self-insured groups we manage and other qualified third party self-insured entities. The remaining $78.7 million, or 86%, was related to premiums earned by Majestic’s primary workers’ compensation insurance policies.

Geographically, California was our largest market during 2007, accounting for approximately $71.4 million, or 78%, of the total net primary insurance premiums earned for December 31, 2007, of which $3.1 million was attributable to policies included in the Novation Agreement. Our new Northeast region is developing business in selected states, focusing on New Jersey and New York. This new region contributed approximately $15.7 million, or 17%, of our net primary insurance premiums earned for the year ended December 31, 2007, of which $7.6 million or 49% was attributable to the Novation Agreement. The remaining four states in our active operating markets accounted for approximately $4.5 million, or 5%, of our net primary insurance premiums earned for the year ended December 31, 2007.

Net reinsurance premiums earned increased 10%, or $2.3 million, for the year ended December 31, 2007, to $25.3 million from $23.0 million for the year ended December 31, 2006. Of this increase, $1.3 million, or 57%, was due to Twin Bridges’ participation in the Majestic reinsurance treaty, the addition of third party self-insured entities to the 90% Quota Share Agreement and direct excess policies issued to individual self-insured groups. In addition, five of our California and seven of our New York self-insured groups whose excess insurance policies, which had been previously placed with NY Marine & General, were placed with Majestic during 2007. The renewal of these policies increased the percentages of premiums ceded to Twin Bridges from 70% to 90% pursuant to the 90% Quota Share Agreement. The increase in net reinsurance premiums was somewhat offset by rate decreases in five of our California self-insured groups and attrition in our largest New York self insured group.

Revenues from the Fee-based Management Services Segment.  Revenues from fee-based management services decreased 11%, or $4.5 million, for the year ended December 31, 2007, to $35.5 million from $40.0 million for the year ended December 31, 2006. This decrease was partially due to lower commission rates from Majestic in 2007 as compared with commission rates from NY Marine & General in 2006. The 15% commissions that were earned on some excess placements pursuant to the 70% Quota Share Agreement in 2006 were replaced with 10% commissions pursuant to the 90% Quota Share Agreement in 2007. In addition, 29% of the trust members representing 34% of expired premiums of what had been the largest New York self-insured group we manage chose not to renew on April 1, 2007. Subsequently, effective October 1, 2007, this self-insured group ceased active business operations. California fee-based income was lower in 2007 because the rates charged by our groups to their insured members declined by approximately 22%. The rate decline was somewhat offset by increased management fee revenues from our contractor self-insured groups due to increased premium volume.

In 2007, five of our California and seven of our New York self-insured groups have renewed their excess insurance policies previously placed with NY Marine & General with Majestic. Commissions earned on excess placements that were third party commissions under the NY Marine & General agreement are earned from Majestic under the new Majestic agreement. These commissions are reported in the fee-based management services segment and eliminated upon consolidation. For the year ended December 31, 2007, commissions under these Majestic policies of $2.7 million were eliminated against the primary insurance segment’s policy acquisition costs.

In the fourth quarter of 2007, Eimar and CRM commenced providing medical bill review services and claims management services, respectively, for Majestic. Fees for these services are reported in the fee-based management services segment and eliminated upon consolidation. For the year ended December 31, 2007, management fees under these agreements of $414 thousand were eliminated against the primary insurance segment’s losses and loss adjustment expenses.

Investment Income.  Net investment income increased 166%, or $7.1 million, for the year ended December 31, 2007, to $11.4 million from $4.3 million for the year ended December 31, 2006. This increase was primarily due to the inclusion of investment income earned at our primary insurance segment, since the results of Majestic were not included in the primary insurance segment prior to our November 14, 2006 acquisition.

Net investment income includes $520 thousand of interest income earned by Twin Bridges on funds withheld by Majestic under the 90% Quota Share Agreement. For the year ended December 31, 2007, interest income on funds withheld reported in the reinsurance segment was eliminated against interest expense reported in the primary insurance segment.

Losses and Loss Adjustment Expenses.  Total losses and loss adjustment expenses increased $53.2 million to $63.6 million for the year ended December 31, 2007, from $10.5 million for the year ended December 31, 2006. Of this increase, $52.4 million was attributable to our primary insurance segment, as the results of Majestic were not included in our primary insurance segment prior to our November 14, 2006 acquisition. An increase of $1.2 million, or 2.3%, was attributable to our reinsurance segment, and $414 thousand of intercompany losses and loss adjustment expenses were eliminated against management fees as described above in “Revenues from Fee-Based Management Services Segment.”

Losses and loss adjustment expenses of $57.4 million were reported in our primary insurance segment for the year ended December 31, 2007. Within that period, Majestic recorded a $5.0 million decrease in its estimated ultimate cost of settling claims as a result of favorable loss cost trends in the California market. The favorable development was predominantly from accident year 2006, where reported indemnity claims have developed better than expected. This favorable development also resulted in an estimated return of premiums on retrospectively rated policies in the amount of $2.4 million for the year ended December 31, 2007. Excluding the effects of prior year favorable development, our loss ratio for the year ended December 31, 2007 was 68%. There is uncertainty about whether recent lost cost trends in California will be sustained, particularly in light of current efforts to change or repeal portions of the California legislative reforms. We will not know the full impact of these reforms with a high degree of confidence for several years. We have established loss reserves at December 31, 2007 that are based upon our current best estimate of loss costs, taking into consideration recent data suggesting both paid losses and incurred losses are trending favorably.

Losses and loss adjustment expenses in our reinsurance segment increased 23%, or $1.2 million, for the year ended December 31, 2007, to $6.7 million from $5.5 million for the year ended December 31, 2006. This increase was primarily due to the increased premiums as described above in “Revenues from Primary Insurance and Reinsurance Segments” somewhat offset by the reduction of prior years estimated losses of $2.8 million. Based upon continued favorable loss experience and lack of loss emergence, we have reduced our estimate of losses and loss adjustment expenses. Approximately $1.5 million of the reserve reduction was related to the 2006 accident year, with the remaining approximate $1.3 million spread among accident years 2003 through 2005. The reserve reductions produced a loss ratio of 27% for 2007 in the reinsurance segment.

The methods for making such estimates and for establishing the resulting loss reserves for our primary insurance and reinsurance segments are continually reviewed and updated, and any adjustments resulting are reflected in current operations.

Policy Acquisition Costs.  Policy acquisition costs increased 108%, or $8.9 million, to $17.1 million for the year ended December 31, 2007 from $8.2 million for the year ended December 31, 2006. Of this increase, $14.0 million was attributable to our primary insurance segment as the results of Majestic were not included in our primary insurance segment prior to the November 14, 2006 acquisition. This increase was somewhat offset by decreases of $2.5 million which were attributable to our reinsurance segment and $2.7 million of intercompany policy acquisition costs that were eliminated against commission income as described above in “Revenues from Fee-Based Management Services.”

Policy acquisition costs in our reinsurance segment decreased by $2.5 million primarily due to lower policy acquisition costs prescribed by the excess insurance policies that were placed with Majestic as described above in “Revenues from Primary Insurance and Reinsurance.” Policy acquisition costs under the 70% Quota Share Agreement were 26.95% of direct earned premium while policy acquisition costs under the 90% Quota Share Agreement are 15% of direct earned premiums.

Fees Paid to General Agents and Brokers.  Fees paid to general agents and brokers decreased by $740 thousand, to $10.2 million for the year ended December 31, 2007, from $10.9 million for the year ended December 31, 2006. This decrease was primarily due to lower managed premiums in our fee-based management services segment.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 52%, or $15.0 million, for the year ended December 31, 2007, to $43.9 million from $28.9 million for the year ended December 31, 2006. Of this increase, $9.5 million, or 63%, was attributable to our primary insurance segment, as the results of Majestic were not included in our primary insurance segment prior to the November 14, 2006 acquisition, $4.2 million, or 28%%, was attributable to our fee-based management services segment, $951 thousand , or 6%, was attributable to our corporate and other segment, and $401 thousand, or 3%, was attributable to our reinsurance segment.

Selling, general and administrative expenses from our primary insurance segment for the year ended December 31, 2007 were $10.5 million. Of this, approximately 41% was attributable to compensation and related benefit expenses, 28% was attributable to professional fees and 10% was attributable to occupancy costs.

Selling, general and administrative expenses from fee-based management services increased $4.2 million, or 17%, to $28.4 million for the year ended December 31, 2007 from $24.3 million for the year ended December 31, 2006. This increase is primarily due to increased compensation and related benefit expenses. In addition, increases in occupancy costs and depreciation were somewhat offset by decreases in insurance and bad debt expenses.

Selling, general and administrative expenses from corporate and other increased 32%, or $951 thousand, to $4.0 million for the year ended December 31, 2007 from $3.1 million for the year ended December 31, 2006. This increase was primarily due to payments made to our former Co-Chief Executive Officer in respect of a non-compete/non-solicitation covenant agreement.

Selling, general and administrative expenses from reinsurance increased $401 thousand to $1.0 million for the year ended December 31, 2007 from $629 thousand for the year ended December 31, 2006. This increase was primarily due to higher professional and consulting fees, including professional fees paid to our Bermuda manager.

Interest Expense.  Interest expense increased $3.4 million to $3.9 million at December 31, 2007 from the same period last year. This increase was primarily due to the issuance of long-term debt obligations in connection with the acquisition of Embarcadero. In November 2006, CRM USA Holdings issued $36.1 million in junior subordinated debt in order to fund the Embarcadero acquisition and also assumed $8.0 million in senior debt of Embarcadero. The expense, somewhat offset by the elimination of intercompany interest expense that was eliminated against interest income as described above in “Investment Income.”

Provision for Income Taxes.  Income tax expense increased $36 thousand to $1.6 million at December 31, 2007 from the same period last year. The income tax expense of $1.6 million for the year ended December 31, 2007 represented the net income tax provision on taxable income of CRM USA Holdings and its U.S. domiciled subsidiaries, CRM, Majestic and Embarcadero. CRM Holdings, Twin Bridges and an inactive subsidiary of Embarcadero are domiciled in Bermuda and are not subject to U.S. income taxation. The income tax provision for the year ended December 31, 2007 included a current tax expense of $3.9 million and a deferred tax benefit of $2.3 million. The deferred tax benefit of $2.3 million at December 31, 2007 was primarily due to temporary differences from net loss reserves, unearned premium reserves, deferred policy acquisition costs and net unrealized investment gains being reported differently for financial statement purposes versus federal and state income tax purposes.

Net Income.  Net income for the year ended December 31, 2007 was $20.1 million compared to $14.3 million for the year ended December 31, 2006, an increase of 41%. Net income as a percentage of revenues was 13% for the year ended December 31, 2007 compared to 19% for the year ended December 31, 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues from Primary Insurance and Reinsurance Segments.  Total net premiums earned increased 267% or $22.3 million for the year ended December 31, 2006 from $8.4 million for the year ended 2005. Of this increase,

65% was attributable to the reinsurance segment and 35% was attributable to the primary insurance segment as the results of Majestic were reported in the primary insurance segment from the acquisition date of November 14, 2006 to December 31, 2006.

Net reinsurance premiums increased 175%, or $14.6 million, to $23.0 million for the year ended December 31, 2006 from $8.4 million for the year ended December 31, 2005. This increase was primarily due to the 70% Quota Share Agreement which increased the percentage of premiums ceded from 50% of excess coverage provided to the groups to 70% and an increase in the number of participants in those self-insured groups. Geographically, 59% and 41% of the growth in net reinsurance premiums for the year ended December 31, 2006 was attributable to the groups we manage in California and New York, respectively.

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

Investment Income.  Investment income for the year ended December 31, 2006 increased to $4.3 million from a deficit of $18 thousand for the year ended December 31, 2005. Of this increase, $3.2 million or 77% was primarily due to an increased level of investments held by our reinsurance and corporate segments. Investment income attributable to Majestic was reported in the primary insurance segment from the acquisition date of November 14 to December 31, 2006 and was $850 thousand, accounted for 21% of the increase from December 31, 2006 versus December 31, 2005.

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

Liquidity and Capital Resources

We are a holding company and our operating subsidiaries are the primary source of funds for our operations. We have two primary concerns in managing our liquidity. First, we need to ensure that there is adequate cash available in the insurance subsidiaries to pay claims. Second, we need to ensure that our holding companies, CRM Holdings, CRM USA Holdings and Embarcadero, which have no operating revenues, all have adequate cash to service their debt obligations and to pay income taxes and any other expenses. The management of capital resources is primarily concerned with ensuring that there is adequate capital to operate our insurance business within the criteria imposed by regulatory requirements and with the criteria used by rating agencies to assign financial strength ratings.

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations. The liquidity requirements of our business have been met primarily by funds generated from operations, asset maturities and income received on investments. We also have access to liquidity through a $7 million line of credit. We believe that our future liquidity needs will be adequately met from these sources.

Sources of Liquidity.  Majestic and Twin Bridges, our insurance and reinsurance subsidiaries, generally create liquidity because insurance and reinsurance premiums are collected prior to disbursements for claims which may take place may years after the collection of premiums. Collected premiums may be invested, prior to their use in such disbursements, and investment income provides additional cash receipts. In periods in which disbursements for claims and benefits, current policy acquisition costs and current operating and other expenses exceed operating cash receipts, cash flow is negative. Such negative cash flow is offset by cash flow from investments, principally short-term investments and maturities of longer-term investments. The exact timing of the payment of claims and benefits cannot be predicted with certainty.

Our insurance subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims. At December 31, 2007, short-term investments and fixed maturity investments maturing within two years amounted to $69.3 million and $48.4 million in Majestic and Twin Bridges, respectively. These securities, in conjunction with our positive cash flow from operations, provide adequate sources of liquidity for the expected payment of our loss reserves in the near future. We do not expect to sell securities or use our credit facility to pay our policy liabilities as they come due.

Majestic and Twin Bridges, our insurance subsidiaries, are subject to insurance regulations which restrict their ability to distribute dividends, which are discussed in greater detail above in Item 1. Business under the heading “Regulation.” Based on reported capital and surplus at December 31, 2007, Majestic is permitted under California insurance laws regulations to pay dividends to Embarcadero in 2008 in an amount of the greater of its statutory net income for the preceding year or 10% of its unassigned surplus at the beginning of its fiscal year. At December 31, 2007, Twin Bridges, which is required to have approximately $4.2 million in statutory capital and surplus in order to pay dividends, had approximately $63.1 million in statutory capital and surplus. In addition to these limitations, our U.S. operating subsidiaries are subject to a U.S. federal withholding tax of 30% on any dividends paid to CRM Holdings.

Twin Bridges is not licensed, approved or accredited as a reinsurer anywhere in the U.S. and, therefore, under the terms of most of its contracts with U.S. ceding companies, it is required to provide collateral to its ceding companies for unpaid ceded liabilities in a form acceptable to state insurance commissioners. Typically, this type of collateral takes the form of letters of credit issued by a bank, the establishment of a trust, or funds withheld.

For obligations associated with liabilities ceded from Majestic, Twin Bridges generally posts collateral in the form of funds withheld. For obligations other than Majestic, Twin Bridges generally posts collateral in the form of letters of credit. As of December 31, 2007, Twin Bridges has the ability to provide letters of credit through three credit facilities. Under a formal agreement with KeyBank, which we refer to as the “Unsecured Letter of Credit Facility,” Twin Bridges is entitled to draw unsecured letters of credit of up to $7 million. Twin Bridges pays a fee of 1.5% of the principal amount of each letter of credit issued. The Unsecured Letter of Credit Facility’s expiration date is June 30, 2008. All of Twin Bridges’ obligations under the Unsecured Letter of Credit Facility are secured by a lien on substantially all of Twin Bridges’ assets and are guaranteed by CRM. The facility limits Twin Bridges’ ability to purchase or sell assets other than in the ordinary course of business, prohibits Twin Bridges from permitting any liens on its assets, subject to customary exceptions, prohibits Twin Bridges from incurring debt for borrowed money, including leases, except for trade debt incurred in the normal course of business and indebtedness or leases for term loans, leases, vehicles or equipment, limits mergers and consolidations of Twin Bridges and prohibits investments and loans by Twin Bridges. As of December 31, 2007, Twin Bridges had no letters of credit outstanding under this facility.

Additionally, Twin Bridges has an informal arrangement with KeyBank to obtain secured letters of credit. Under this arrangement, Twin Bridges is able to draw secured letters of credit in amount equal to the funds posted by Twin Bridges and pays a fee of 0.35% of the principal amount of each letter of credit issued. Any letter of credit issued under this facility is secured by investments, cash and cash equivalents held with a carrying value in equal amount. This arrangement was contained in a formal written agreement prior to June 30, 2007. Besides KeyBank, Twin Bridges also has a similar informal secured letter of credit arrangement with Smith Barney Citigroup under which Twin Bridges may obtain cash collateralized letters of credit. At December 31, 2007, letters of credit in the principal amount of $4.0 million thousand were outstanding, all of which were outstanding under the informal secured letter of credit arrangement with Smith Barney Citigroup.

CRM has access to an existing revolving credit facility with KeyBank under which CRM is entitled to borrow up to $7 million, with a $2 million sub-limit for letters of credit, until June 30, 2008. Borrowings under the facility may be used for general business purposes and are due on demand. Interest on the loans outstanding under the facility is payable monthly at a rate per annum equal to KeyBank’s prime rate. As of December 31, 2007, CRM has a $1.7 million letter of credit outstanding under this facility with respect to lease obligations for our San Francisco offices and has no borrowings against the revolving credit facility. This revolving credit facility contains covenants similar to the covenants in Twin Bridges’ letter of credit facility with KeyBank described above.

During 2007, CRM borrowed up to $800 thousand against this facility at a weighted average interest rate of 8.25%. There were no borrowings against this facility at December 31, 2007 or during 2006.

Consolidated Cash Flows  Net cash provided by operating activities increased $68.5 million for the year ended December 31, 2007 to $71.1 million from $2.6 million for the comparable 2006 period. The increase in operating cash flows was primarily due to the full year effects of the November 2006 acquisition of Embarcadero.

Net cash provided by operating activities was $2.6 million and $11.6 million for the years ended December 31, 2006 and 2005, respectively. The $9.0 million decrease was primarily attributable to an increase in premiums receivable and cash held as collateral as a result of the growth of gross premiums in our reinsurance segment. This decrease was somewhat offset by increases in operating cash flows as a result of the Embarcadero acquisition.

Net cash used by investing activities decreased $22.1 million for the year ended December 31, 2007 to $59.2 million from $81.3 million for the comparable 2006 period. During 2006, the Company acquired Embarcadero with net cash of $39.8 million. In addition, cash available for investing activities increased as a result of the Embarcadero acquisition. These decreases were somewhat offset by proceeds for sales and maturities of available-for-sale investments.

Net cash used by investing activities was $81.3 million and $8.4 million for the years ended December 31, 2006 and 2005, respectively. The $72.9 million increase was primarily attributable to the acquisition of Embarcadero. Of the $72.9 million increase, $39.8 million of net cash was used to acquire Embarcadero and cash available for investing activities net of proceeds from sales and maturities of available-for-sales securities was $32.8 million.

Net cash flows provided by financing activities decreased $32.3 million for the year ended December 31, 2007 to $24 thousand, from $32.2 million for the comparable 2006 period. This decrease is primarily due to the 2006 issuance of junior subordinated debt that was used to finance the acquisition of Embarcadero.

Net cash flows provided by financing activities decreased $30.7 million from $63.1 million for the year ended December 31, 2005 to $32.4 million for the year ended December 31, 2006. In 2006, we funded the acquisition of Embarcadero through the issuance of $36.1 million of junior subordinated debt. Cash flows from financing activities in 2005 of $63.1 million included $68.7 million in net proceeds from the issuance of common stock.

Capital Resources

In our insurance and reinsurance subsidiaries, Majestic and Twin Bridges, cash and liquid investments are required to pay claims and expenses, but the amount of capital in our insurance and reinsurance subsidiaries influences how much premium we can write.

The amount of capital in our insurance and reinsurance subsidiaries is maintained relative to standardized capital adequacy measures. In the United States and Bermuda, insurers and reinsurers are required to maintain certain minimum levels of capital and risk-based capital, the calculation of which includes numerous factors specified by the respective insurance regulatory authorities and the related insurance regulations. Factors that affect capital requirements generally include premium volume, the extent and nature of loss and loss expense reserves, the type and form of insurance and reinsurance business underwritten and the availability of reinsurance protection on terms that are acceptable to us. Majestic is required to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The NAIC has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2007, the statutory surplus of Majestic was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action.

Majestic and Twin Bridges have been assigned insurer financial strength ratings of “A−” (Excellent) by A.M. Best. Our competitive position is partly determined by these financial strength ratings and therefore we could be affected by a reduction in these ratings. These ratings reflect AM. Best’s opinion of our financial strength, operating performance and ability to meet obligations. If an independent rating agency downgrades or withdraws either of our ratings, we could be severely limited or prevented from writing any new insurance or reinsurance contracts, which would significantly and negatively affect our business. Insurer financial strength ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors.

We partially financed our acquisition of Embarcadero through the issuance of $36.1 million in junior subordinated debentures to CRM USA Holdings Trust I, a newly formed Delaware statutory trust subsidiary, in connection with the issuance of $35.0 million of trust preferred securities. The junior subordinated debentures mature December 15, 2036 and are callable after 5 years at our option at par plus accrued interest. The interest rate on the junior subordinated debentures is fixed until December 15, 2011 at 8.65%. Thereafter, the interest rate is three month LIBOR plus 3.65%. We do not consolidate the interest in the statutory business trusts for which we hold 100% of the common trust securities because we are not the primary beneficiary of the trusts. Our investment in common trust securities of the statutory business trust is reported in investments as equity securities. We report as a liability the outstanding subordinated debentures owed to the statutory business trusts. In addition, we assumed $8.0 million of senior debentures through our acquisition of Embarcadero. The senior debentures mature May 23, 2033 and are callable on or after May 23, 2008. The interest rate of the senior debentures is three month LIBOR plus 4.2% and may not exceed 12.5%.

We believe we have flexibility with respect to capitalization as a result of our access to the debt and equity markets. We may attempt to access the capital markets within the next twelve months.

Contractual Obligations

All of our outstanding financing obligations are included in the Consolidated Financial Statements and accompanying Notes contained in Item 8 of this annual report. The table below sets forth the amounts of our contractual obligations, including interest payable, at December 31, 2007:

	Payment Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
		(Dollars in thousands)

Contractual Obligations	$7,429	$1,927	$3,752	$1,750	$—
Long Term Debt Obligations	154,362	3,898	7,798	7,798	134,868
Capital Lease Obligations	1	1	—	—	—
Operating Lease Obligations	33,338	3,531	6,299	4,640	18,868
Retrospective Premiums	1,168	—	1,168	—	—
Gross Loss and LAE Reserves	188,848	50,876	62,085	32,038	43,849
Total Contractual Obligations	$390,144	$60,233	$81,102	$46,226	$202,583

Our gross loss reserves do not have contractual maturity dates and the exact timing of the payment of claims cannot be predicted with certainty. However, based upon historical payment patterns, we have included an estimate of when we expect our loss reserves (without the benefit of any reinsurance recoveries) to be paid. As more fully discussed in “Item 1 — Primary Insurance — Reserves for Losses and Loss Adjustment Expenses” and “Item 1 — Reinsurance — Reserve for Losses and Loss Adjustment Expenses” above, the estimation of losses reserves is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses and benefits is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different than the amounts disclosed above.

Retrospective premiums are an estimate of the amounts that would be paid to policyholders if losses incurred under their policies perform as currently anticipated.

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

Interest Rate Risk

Our fixed rate holdings are invested predominantly in high quality corporate, government and municipal bonds with relatively short durations. The fixed rate portfolio is exposed to interest rate fluctuations; assuming all other factors remain constant as interest rates rise, their fair values decline and as interest rates fall, their fair values rise. We work to manage the impact of interest rate fluctuations on our fixed rate portfolio. The effective duration of the fixed rate portfolio is managed with consideration given to the estimated payout timing of our liabilities. We have investment policies which limit the maximum duration and maturity of individual securities within the portfolio and set target levels for average duration and maturity of the entire portfolio. For additional information on our investments and investment policies, see Item 1. Business under the heading “Reinsurance Segment — Investments” and “Primary Insurance Segment — Investments.”

The table below summarizes our interest rate risk. It illustrates the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of December 31, 2007. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed-income portfolio and shareholders’ equity (dollars in thousands):

			Hypothetical
			Percentage Increase
			(Decrease) in
	Estimated Change in		Shareholders’
Hypothetical Change in Interest Rates	Fair Value	Fair Value	Equity

200 basis point increase	$(10,646)	$232,323	(6.5)%
100 basis point increase	(5,373)	237,596	(3.3)%
No change	—	242,969	0.0%
100 basis point decrease	5,556	248,525	3.4%
200 basis point decrease	11,350	254,319	7.0%

We are also subject to interest rate risk on our subordinated and senior debt securities, which have quarterly adjustable interest rates based on LIBOR plus a fixed margin. As of December 31, 2007, we had a total of $36.1 million of outstanding floating rate debt which is outstanding subordinated debentures underlying our trust securities issued by our wholly owned statutory business trusts and carrying an interest rate that effective 2011, will move from an 8.65% fixed rate to 3-month LIBOR plus a 3.65% fixed spread. In addition, in November 2006, we assumed $8.0 of senior debt whose rate is determined by reference to market interest rates. If interest rates increase, the amount of interest payable by us would also increase.

Credit Risk

Credit risk is the potential loss arising principally from adverse changes in the financial condition of the issuers of our fixed maturity securities and the financial condition of our reinsurers.

We currently invest in highly-rated financial instruments, primarily U.S. treasury bills and agency securities, and money market funds. We maintain effective portfolio duration of less than 2.2 years. We address the credit risk related to the issuers of our fixed maturity securities by investing in fixed maturity securities that are rated “BBB” or higher by Standard & Poor’s. We also monitor the financial condition of all issuers of our fixed maturity securities. To limit our risk exposure, we employ stringent diversification policies that limit the credit exposure to any single issuer or business sector.

We are subject to credit risk with respect to Majestic’s reinsurers. Although the reinsurers are obligated to reimburse us to the extent we cede risk to them, Majestic remains ultimately liable to our policyholders on all risks we have reinsured. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims and we might not collect amounts recoverable from our reinsurers. We address this credit risk by initially selecting reinsurers with an A.M. Best rating of “A−” (Excellent) or better and by performing, along with our reinsurance broker, quarterly credit reviews of our reinsurers. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment including commutation, novation and letters of credit.

Equity Price Risk

Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio. We classify our portfolio of equity securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our equity securities result in a decrease in the value of our total assets and shareholders’ equity. In order to minimize our exposure to equity price risk, we invest primarily in mid-to-large capitalization issues and seek to diversify our equity holdings across several business sectors. We have also implemented a procedure in which we monitor our other than temporarily impaired equity investments. We also currently limit the percentage of equity securities held in our investment portfolio to a range of 5% to 10% of our investment portfolio at the end of the most recent fiscal year. As of December 31, 2007, the equity securities in our investment portfolio had a fair value of $22.4 million, representing 10% of our available-for-sale portfolio on that date.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
CRM Holdings, Ltd.

We have audited the accompanying consolidated balance sheets of CRM Holdings, Ltd. as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, changes in shareholders’ and members’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. Our audit also included the financial statement schedules included in the index at Item 15. We also have audited CRM Holdings, Ltd.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CRM Holdings, Ltd.’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CRM Holdings, Ltd. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, CRM Holdings, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  JOHNSON LAMBERT & CO LLP

Falls Church, Virginia
March 5, 2008

CRM Holdings, Ltd.

Consolidated Balance Sheets

	December 31,
	2007	2006
	(Dollars in thousands)

ASSETS
Investments:
Fixed-maturity securities, available-for-sale (amortized cost $240,467 and $193,467)	$242,969	$193,208
Equity securities, available-for-sale (cost $21,704 and $11,904)	22,374	12,089
Short-term investments	786	388
Investment in unconsolidated subsidiary	1,083	1,083

Total investments	267,212	206,768
Cash and cash equivalents	33,477	21,546
Cash and cash equivalents, restricted	809	6,546
Accrued interest receivable	2,766	2,325
Premiums receivable, net	13,151	17,806
Reinsurance recoverable	38,584	30,749
Accounts receivable	5,000	5,572
Deferred policy acquisition costs	623	1,143
Net deferred tax asset	7,473	6,803
Goodwill	2,749	2,695
Prepaid expenses	3,075	2,636
Other assets	4,476	1,764

Total assets	$379,395	$306,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Reserve for losses and loss adjustment expenses	$188,848	$153,622
Reinsurance payable	5,001	1,538
Unearned premiums	8,853	8,080
Unearned management fees and commissions	261	613
Long-term debt and other secured borrowings	44,084	44,115
Accrued expenses	24,810	14,741

Total liabilities	271,857	222,709

Common shares
Authorized 50 billion shares; $.01 par value; 16.0 and 15.5 million common shares issued and outstanding	160	155
0.4 and 0.8 million Class B shares issued and outstanding	4	8
Additional paid-in capital	68,192	66,566
Retained earnings	37,115	16,973
Accumulated other comprehensive gain (loss), net of tax	2,067	(58)

Total shareholders’ equity	107,538	83,644

Total liabilities and shareholders’ equity	$379,395	$306,353

See Notes to Consolidated Financial Statements.

CRM Holdings, Ltd.

Consolidated Statements of Income
And Comprehensive Income

	Years Ended December 31,
	2007	2006	2005
	(Amounts in thousands, except per
	share data)

Revenues
Net premiums earned	$116,843	$30,702	$8,362
Fee-based management services	32,356	39,997	36,495
Investment income	11,381	4,277	(18)

Total revenues	160,580	74,976	44,839

Expenses
Losses and loss adjustment expenses	63,661	10,490	3,584
Fees paid to general agents and brokers	10,195	10,935	11,490
Policy acquisition costs	17,125	8,249	2,473
Selling, general and administrative expenses	43,928	28,937	19,847
Interest expense	3,917	533	107

Total expenses	138,826	59,144	37,501

Income before taxes	21,754	15,832	7,338
Provision for income taxes	1,612	1,576	63

Net Income	$20,142	$14,256	$7,275

Earnings per share:
Basic	$1.24	$0.88	$0.70
Diluted	$1.24	$0.88	$0.70
Weighted average shares outstanding:
Basic	16,289	16,247	10,428
Diluted	16,307	16,247	10,431
Comprehensive Income
Net Income	$20,142	$14,256	$7,275

Other comprehensive gain (loss):
Gross unrealized investment holding gains (losses) arising during the period	4,001	(82)	20
Less reclassification adjustment for (gains) losses included in net income	(756)	14	(26)
Income tax provision on other comprehensive income	(1,120)	16	—

Total other comprehensive gain (loss)	2,125	(52)	(6)

Total comprehensive income	$22,267	$14,204	$7,269

See Notes to Consolidated Financial Statements.

CRM Holdings, Ltd.

Consolidated Statements of Changes in
Shareholders’ and Members’ Equity

	Members’	Common
	Equity	Stock and
	(Deficit) in	Paid-in					Accumu-
	pre-	Capital of			Additional		Lated Other
	Restructuring	Twin	Common	Class B	Paid-in	Retained	Comprehensive
	LLCs	Bridges	Stock	Shares	Capital	Earnings	Gain (Loss)	Total
	(Dollars in thousands)

Balances at December 31, 2004	$(947)	$1,000	$—	$—	$—	$835	$—	$888
Net income	5,393	—	—	—	—	1,882	—	7,275
Unrealized holding losses arising during the period	—	—	—	—	—	—	(6)	(6)
Distributions to members of pre-restructuring LLCs	(7,943)	—	—	—	—	—	—	(7,943)
Amortization of unearned compensation	—	—	—	—	13	—	—	13
Reclassification of members’ deficit and common stock and paid-in capital of pre-restructuring entities	3,497	(1,000)	—	—	(2,497)	—	—	—
Issuance of common stock in connection with formation of the Company	—	—	12	—	—	—	—	12
Repurchase and retirement of common shares	—	—	(12)	—	—	—	—	(12)
Issuance of common stock in initial public offering, net of offering costs	—	—	155	8	68,540	—	—	68,703

Balances at December 31, 2005	—	—	155	8	66,056	2,717	(6)	68,930

Net income	—	—	—	—	—	14,256	—	14,256
Unrealized holding losses arising during the period	—	—	—	—	—	—	(52)	(52)
Amortization of unearned compensation	—	—	—	—	540	—	—	540
Retirement of common shares and paid-in capital	—	—	—	—	(30)	—	—	(30)

Balances at December 31, 2006	—	—	155	8	66,566	16,973	(58)	83,644

Net income	—	—	—	—	—	20,142	—	20,142
Unrealized holding gains arising during the period	—	—	—	—	—	—	2,125	2,125
Conversion of Class B to Common shares	—	—	4	(4)	—	—	—	—
Amortization of unearned compensation	—	—	—	—	1,571	—	—	1,571
Retirement of common shares and paid-in capital	—	—	—	—	(90)	—	—	(90)
Issuance of common shares — restricted stock and employee stock option purchase plans	—	—	1	—	145	—	—	146

Balances at December 31, 2007	$—	$—	$160	$4	$68,192	$37,115	$2,067	$107,538

See Notes to Consolidated Financial Statements.

CRM Holdings, Ltd.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,142	$14,256	$7,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of other assets	936	280	226
Amortization of unearned compensation, restricted stock	1,571	540	13
Amortization of premiums and discounts on available-for-sale investments	(879)	(1,966)	(49)
Net realized (gains) losses on sale of investments	(756)	14	(26)
Deferred income tax benefit	(1,792)	(498)	(5)
Changes in:
Cash and cash equivalents, restricted	5,737	(5,215)	3,506
Accrued interest receivable	(442)	(559)	(34)
Premiums receivable	4,654	(10,737)	1,110
Reinsurance recoverable	(7,835)	(1,977)	—
Accounts receivable	571	(2,021)	(2,026)
Policy acquisition costs	520	(701)	972
Prepaid expenses	(64)	(888)	(151)
Other assets	(420)	—	—
Reserve for losses and loss adjustment expenses	35,219	8,130	3,584
Reinsurance payable	3,463	334	—
Unearned premiums	773	1,449	(3,286)
Unearned management fees and commissions	(352)	(707)	(1,685)
Other accrued expenses	10,072	2,854	2,202

Net cash provided by operating activities	71,117	2,588	11,626

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale investments	(204,019)	(221,328)	(10,611)
Proceeds from sales of available-for-sale investments	81,199	58,131	2,494
Proceeds from maturities of available-for-sale investments	67,655	122,278	—
Acquisition of subsidiaries, net of cash received	(54)	(39,759)	—
Net sales and maturities of short-term investments	(398)	(300)	—
Purchases and disposals of fixed assets, net	(3,364)	(719)	(285)
(Advances of) payments on loans receivable, net	(229)	376	19

Net cash used in investing activities	(59,210)	(81,321)	(8,383)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	—	—	68,704
(Decrease) increase in IPO costs payable	—	(2,411)	2,411
Repayments under long-term debt and credit facilities	(31)	(50)	(76)
Issuance of junior subordinated notes	—	36,083	—
Junior subordinated debt issuance costs	—	(1,236)	—
Issuance of common shares — employee stock purchase plan	145	—	—
Retirement of common shares — share-based compensation	(90)	(30)	—
Distributions paid to LLC Members	—	—	(7,943)

Net cash provided by financing activities	24	32,356	63,096

Net increase (decrease) in cash	11,931	(46,377)	66,339
Cash and cash equivalents
Beginning	21,546	67,923	1,584

Ending	$33,477	$21,546	$67,923

Supplemental Cash Flow Disclosures
Income taxes paid	$3,700	$694	$—

Interest paid	$3,916	$500	$107

			.

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

Acquisitions

On October 1, 2007, the Company acquired the assets of Medical Expense Management Incorporated whose operations were merged into Eimar. The acquisition was deemed to be an immaterial acquisition under Financial Accounting Standards Board (“FASB”) Statement (“FAS”) 141, Business Combinations, and as such, additional disclosures have been omitted.

On November 14, 2006, CRM USA Holdings acquired all of the outstanding shares of Embarcadero, for a cash purchase price of $46.3 million, as more fully described in Note 2. Embarcadero’s assets, liabilities and results of operations are included in the Company’s results beginning November 14, 2006.

Restructuring and Initial Public Offering

The Company completed an initial public offering (“IPO”) on December 27, 2005, listing its shares on the NASDAQ Global Select Market under the symbol “CRMH”. The Company sold 6 million shares of common stock, par value $.01 per share, at a price of $13.00. The proceeds to the Company were $68.7 million, net of underwriting and offering expenses of $9.3 million.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to adopt accounting policies and make estimates and assumptions that affect

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

certain reported amounts and disclosures. These estimates are inherently subject to change, and actual results may ultimately differ materially from those estimates.

Reclassification

Certain prior year amounts have been reclassified to conform to the basis of presentation used in 2007.

Investments

The Company’s principal investments are in fixed maturity and equity securities, short-term investments and an investment in an unconsolidated subsidiary. The accounting policies related to each are as follows:

Fixed-Maturity and Equity Securities

The Company’s fixed-maturity and equity securities are classified as available-for-sale and are reported at their estimated fair value based on quoted market prices or dealer quotes. Unrealized investment gains and losses on these securities are recorded as a separate component of other comprehensive income or loss, net of deferred income taxes to the extent the underlying investment is held in a taxable entity. Investment gains and losses are determined on the basis of specific identification.

Investment income is recognized when earned and includes interest together with amortization of premiums and discounts on fixed-maturity securities, dividends from equity securities, investment gains and losses and investment expenses.

The cost of fixed-maturity and equity securities is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. These adjustments are recorded as investment losses. The Company does not change the revised cost basis for subsequent recoveries in value. The assessment of whether such impairment has occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. The Company also considers the length and severity of the temporary impairment of an investment to determine whether the impairment is other than temporary.

Certain investments have been pledged as security under certain credit facilities, as more fully described in Note 9 and Note 10.

Short-term Investments

Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at amortized cost, which approximates fair value.

Investment in Unconsolidated Subsidiary

The Company does not consolidate its interest in CRM USA Holdings Trust I (“Trust”), for which the Company holds 100% of the common trust securities because the Company is not the primary beneficiary of the Trust in accordance with FASB Interpretation 46 (R) (“FIN 46(R)”). As more fully described in Note 11, the Company’s investment in the Trust is reported in investments at equity. The Company reports the outstanding junior subordinated debentures owed to the Trust as a liability.

Cash and Cash Equivalents

Cash includes currency on hand and demand deposits with financial institutions. The Company considers all highly liquid debt instruments purchased with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. At times, management maintains cash balances in excess of insured limits and believes they do not represent a significant credit risk to the Company.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

Certain cash and cash equivalent balances have been pledged as security under certain credit facilities, as more fully described in Note 9 and Note 10.

Premiums Receivable

Premiums receivable include primary insurance and reinsurance premiums due from policyholders and insurance carriers who cede premium to the Company. Premiums receivable also include retrospective premiums receivable, which represents the difference between initial premium charges and premiums adjusted to reflect the policyholders’ actual loss experience of the insured risk. The allowance for doubtful accounts represents the Company’s best estimate of uncollectible premiums included in premiums receivable, and amounted to $203 thousand and $163 thousand as of December 31, 2007 and 2006, respectively. No allowance was deemed necessary as of December 31, 2005. Premium receivables of $125 thousand were written off in 2007. No premiums receivable balances were written off during 2006 and 2005.

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

Reinsurance Recoverable

Amounts recoverable from reinsurers are estimated on an individual contract basis, in a manner consistent with the associated reserve for losses and loss adjustment expenses. Included in reinsurance recoverables are paid losses recoverable from reinsurers and prepaid reinsurance premiums to reinsurers. Recoverables are reported net of any allowance for estimated uncollectible reinsurance recoverables. No allowance was deemed necessary as of December 31, 2007 and 2006. No reinsurance recoverable balances were written off during 2007, 2006 and 2005. The Company evaluates and monitors the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

Accounts Receivable

Accounts receivable consist primarily of assessments from primary insurance policyholders, billed and unbilled management fees and other services receivable from the self-insured groups managed by CRM and CRM CA, and billed and unbilled commissions on excess insurance policies placed on behalf of these groups. Accounts receivable are carried at face value less any allowance for doubtful accounts. At December 31, 2007 and 2006, no allowance was deemed necessary. Receivable balances of $142 thousand and $372 thousand were written off during the years ended December 31, 2007 and 2006, respectively. No receivable balances were written off during the year ended December 31, 2005

Deferred Policy Acquisition Costs

Deferred policy acquisition costs include commissions, premium taxes and certain underwriting and other policy issuance costs and are primarily related to the production of new and renewal business. These costs are deferred and amortized as the related insurance and reinsurance premiums are earned or recorded. Deferred policy acquisition costs are evaluated to determine if recorded amounts exceed estimated recoverable amounts after allowing for anticipated investment income. Premium deficiency, if any, is recorded as amortization of deferred policy acquisition costs. The Company believes that these costs are fully recoverable at December 31, 2007 and 2006.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of acquiring a business enterprise over the fair value of the net assets acquired. Under FAS 142, Goodwill and Other Intangible Assets, the Company tests the carrying value of its goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. If the carrying value of a reporting unit’s goodwill exceeds its fair value, the excess will be recognized as impairment and recorded as a charge against net income. There was no impairment of goodwill at December 31, 2007 and 2006.

Other intangible assets have definite lives and their value is amortized on a straight-line basis over their useful lives, ranging from three to five years. Other intangible assets will be tested for potential impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with FAS 144, Accounting for the Impairment or Disposal of Long Lived Assets. Other intangible assets are included as a component of other assets in the consolidated balance sheets.

Fixed Assets

Fixed assets include automobiles, furniture, fixtures and equipment, computer software, and leasehold improvements and are stated at cost, net of accumulated depreciation and amortization.

We capitalize costs related to computer software developed for internal use during the application development stage of software development projects in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. These costs generally consist of external direct costs of material and services used. The Company begins amortization of these costs once the project is completed and ready for its intended use. Amortization is on a straight-line basis and over a useful life of three to five years. Depreciation is computed using the straight-line method over their estimated useful lives of fixed assets, generally three to seven years. Leasehold improvements are stated at cost less accumulated amortization, and are amortized over their estimated useful lives or lease terms, whichever is shorter.

Fixed assets are tested for potential impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with FAS No. 144. Fixed assets are included as a component of other assets in the consolidated balance sheets.

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

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

Guaranty Fund and Other Assessments

The Company is subject to guaranty fund and other assessments by the states in which it writes business. These assessments are for the general welfare and protection of workers’ compensation policyholders. Guaranty fund assessments are accrued at the time premiums are written. Other assessments are accrued either at the time of assessment, or, in the case of premium-based assessments, at the time the premiums are written, or, in the case of loss-based assessments, at the time the losses are incurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of Accrued Expenses in the Consolidated Balance Sheets.

The Company is permitted by the insurance departments to pass certain assessments through to the policyholders. Assessment receivables are billed to the policyholders as the assessments become due and are included in Accounts Receivable as discussed above.

Primary Insurance Premiums

Premiums written are recognized in income ratably over the term of the policy. The portion of billed premiums in excess of premiums earned at the balance sheet date is recorded as unearned premiums. In respect to most of the policies written by Majestic, premiums are based on the estimated payroll and loss experience of an employer and Majestic’s applicable premium rates. A portion of Majestic’s premiums are written on an adjustable basis. Premiums from those policies can be adjusted retrospectively in accordance with the actual loss experience of the policyholders’ claims arising during the policy term. These retrospective premium adjustments are periodically made to the net premiums earned to reflect the changes in the estimation of the policyholders’ ultimate losses as more information becomes available over time.

For the year ended December 31, 2007, 78% and 17% of Company’s net earned premiums from primary insurance were from California and New York/New Jersey policyholders, respectively. For the period November 14, 2006 through December 31, 2006, 91% of the Company’s net earned premiums from primary insurance were from California. The Company did not write primary insurance prior to the November 14, 2006 Embarcadero acquisition.

Reinsurance Premiums Assumed and Ceded

Through treaty, quota share, and facultative reinsurance agreements, the Company cedes a share of the risks it has underwritten to other affiliated and third party insurers. Assumed reinsurance refers to the Company’s acceptance of certain insurance risks that other affiliated and third party insurers have underwritten.

Reinsurance accounting is followed for ceded and assumed transactions when the risk transfer provisions of FAS 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” have been met. To meet risk transfer requirements, a reinsurance contract must transfer insurance risk, consisting of both underwriting and timing risk, and bear a reasonable possibility of a significant loss to the reinsurer. Management has evaluated its reinsurance agreements and has determined that they are short-duration prospective contracts.

Reinsurance premiums assumed are accounted for on a basis consistent with the terms of the reinsurance contracts. The portion of reinsurance premiums ceded that relate to the remaining terms of the reinsurance policies at the balance sheet date are recorded as unearned premiums.

Premiums ceded are reported as a reduction of premiums written. The portion of the reinsurance premiums assumed that relate to the remaining terms of the reinsurance policies at the balance sheet date are recorded as prepaid reinsurance premiums and included in Reinsurance Recoverable as described above.

Reinsurance premiums are subject to adjustment based upon modification to the premiums charged on the underlying policies. Such adjustments are reflected in current operations when estimable.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

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

Our fee-based management services also include management fees received for medical bill review and case management services. These services are provided to the self-insured groups managed by CRM and CRM CA, and also to third parties and Majestic policyholders. Fees from medical bill review and case management services are recognized as the services are performed.

The Company also receives commissions for excess insurance coverage it places for these groups, including commissions from Majestic and NY Marine & General as more fully described in Note 9. Such commission income is earned ratably over the terms of the underlying insurance coverage. The portion of commission income that relates to the remaining term of the underlying insurance coverage at the balance sheet date is recorded as unearned commission income. Commissions received for surety bonds that the Company places for the self-insured groups are earned upon receipt.

During the years ended December 31, 2007, 2006 and 2005, the Company provided management and other related services to 15, 15 and 14 self-insured groups, respectively. For the years ended December 2007, 2006 and 2005, 69%, 69% and 74% of fee-based management services revenues were from self-insured groups located in New York. The remaining balance of such revenues was from groups located in California.

One self-insured group accounted for 15%, 23% and 27% of the Company’s fee-based management services revenues for the years ended December 31, 2007, 2006 and 2005, respectively. For the years ended December 31, 2007, 2006 and 2005, three of the largest groups, two of which are located in New York and one in California, accounted for 57%, 59% and 60% of the total fee-based management services revenue, respectively.

Advertising Costs

Advertising costs, including selling and marketing expenses, are expensed as incurred. Advertising costs totaling $1.1 million, $1.4 million and $940 thousand were included in selling, general and administrative expense for the years ended December 31, 2007, 2006 and 2005, respectively.

Share-Based Compensation

The Company accounts for share-based compensation plans using the fair value accounting method prescribed by FASB Statement 123(R), Share-Based Payment (“FAS 123(R)”). The fair value method requires compensation cost to be measured based on the fair value of the equity instrument at the grant or award date. Share-based compensation is accrued over the vesting period of the grant or award.

Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is more likely than not of being realized upon ultimate settlement. The adoption of FIN 48 did

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

not have an impact on our financial position or results of operations as we have taken no significant tax positions which would require accrual or disclosure under the new guidance.

CRM Holdings and Twin Bridges are Bermuda companies. Management believes that CRM Holdings and Twin Bridges are not involved in the active conduct of a trade or business in the U.S. for U.S. tax purposes and as such has not provided for any federal or state and local income taxes for these entities.

CRM Holdings and Twin Bridges have received undertakings from the Bermuda Minister of Finance assuring it that if any legislation is enacted in Bermuda that would impose income or capital taxes, then the imposition of any such tax will not be applicable to CRM Holdings or Twin Bridges or any of its operations, shares, debentures or other obligations until March 28, 2016.

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

Segment Reporting

The Company manages its operations through four reportable segments: fee-based management services; primary insurance; reinsurance; and corporate and other. Certain information about segment operations is addressed in Note 21.

Offering Costs

Direct offering costs incurred in connection with the December 27, 2005 IPO, including certain amounts payable for underwriting, legal, audit and printing services, were deducted from the gross proceeds of the offering.

Recent Accounting Pronouncements Not Yet Effective

In February 2007, the FASB issued FASB Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159), which permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of FAS 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at the initial recognition of the asset or liability or upon a re-measurement event that gives rise to the new basis of accounting. All subsequent changes in fair value for that instrument are reported in earnings. FAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be recorded at fair value nor does it eliminate disclosure requirements included in other accounting standards. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 159 on its consolidated financial position, and results of operations.

In September 2006, the FASB issued FASB Statement 157, Fair Value Measurements (FAS 157), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

value measurements. FAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. On December 14, 2007, the FASB issued a proposed FASB Staff Position (FSP) that would amend FAS 157 to delay the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The proposed FSP defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the proposed FSP. On February 12, 2008, the FASB confirmed the aforementioned position and released the final FSP. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 157 on its consolidated financial position, and results of operations.

In December 2007, the FASB issued FASB Statement 141 (Revised) Business Combinations (FAS 141R). FAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes, measures and reports the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The pronouncement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning after December 15, 2008. We will adopt this pronouncement in the first quarter of fiscal 2009, and it will impact any acquisitions consummated subsequent to the effective date.

Note 2.	Acquisition of Embarcadero

On November 14, 2006, CRM USA Holdings completed the acquisition of Embarcadero for $46.3 million in cash. The acquisition provides the Company with an enhanced presence in California as well as the ability to expand its insurance and reinsurance activities to other states where Majestic is licensed as an insurer. In addition to cash on hand, the acquisition was financed through the issuance of $36.1 million in junior subordinated debentures to a newly formed Delaware statutory trust subsidiary in connection with the net proceeds of the issuance of $35.0 million of trust preferred securities more fully described in Note 11.

Of the aggregate purchase price, $4 million is held in escrow for up to 18 months following the closing to cover potential claims for breaches of certain representations, warranties and covenants, and an additional $3.2 million is held in escrow for five years to cover indemnification claims by CRM USA Holdings with respect to reserves for losses and loss adjustment expenses. Should any amounts become recoverable through these escrow arrangements, they would be included in current earnings in the year of recovery.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

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

Determination of Purchase Price (Dollars in Thousands)
Total cash consideration paid	$46,292
Expenses incurred in connection with the acquisition	1,945

Total purchase price and transaction expenses	$48,237

Allocation of Purchase Price
Net book value of Embarcadero as of November 13, 2006	$46,054
Adjustments to reflect the estimated fair value of assets acquired and liabilities assumed:
Reserve for losses and loss adjustment expenses	6,156
Reinsurance recoverable	(6,861)
Deferred policy acquisition costs	(674)
Deferred income taxes	770
Other deferred expenses	(248)
Fixed assets	(74)
Unrealized gains on investments	453
Goodwill	2,661

Total purchase price	$48,237

The Company evaluated its final allocation of the purchase price and has adjusted its deferred tax asset and goodwill carrying value by $34 thousand. All of the goodwill resulting from the acquisition has been allocated to the Primary Insurance segment.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

The condensed statement of net assets acquired reflects the fair value of Embarcadero’s net assets as follows:

As of November 14, 2006
(In Thousands)

Assets:
Cash and investments	$164,403
Premiums receivable, net	4,420
Reinsurance recoverable	28,772
Other receivables	3,548
Deferred income taxes	6,319
Goodwill	2,661
Fixed assets, net	164

Total assets acquired	210,287

Liabilities:
Reserves for losses and loss adjustment expenses	139,212
Reinsurance payable	1,204
Unearned premiums	5,137
Senior debt facility	8,000
Other accrued liabilities	8,497

Total liabilities assumed	162,050

Net assets acquired	$48,237

Note 3.	Earnings per Share

Basic earnings per share are calculated using the weighted average number of common and Class B shares outstanding and excludes any dilutive effects of warrants, options and convertible securities. As of December 31, 2007 and 2006, there were 333 thousand and 210 thousand restricted shares and no warrants, options or convertible securities outstanding, respectively.

The following tables show the computation of the Company’s earnings per share:

	For the Year Ended
	December 31,
	2007	2006	2005
	(In thousands except per
	share amounts)

Net income
(Numerator for Basic and Diluted earnings per share)	$20,142	$14,256	$7,275

Weighted-average basic shares outstanding (Denominator for basic earnings per share)	16,289	16,247	10,428
Dilutive effect of unvested restricted shares	18	—	3

Weighted-average diluted shares outstanding (Denominator for diluted earnings per share)	16,307	16,247	10,431

Basic earnings per share	$1.24	$0.88	$0.70

Diluted earnings per share	$1.24	$0.88	$0.70

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

Diluted earnings per share are calculated assuming conversion of dilutive convertible securities and the exercise of all dilutive stock options and warrants using the treasury stock method. For the year ended December 31, 2006, 103 thousand shares were excluded from the computation of diluted earnings per share because their effects were anti-dilutive.

Note 4.	Investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s available-for-sale investments are show in the tables below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2007	Cost	Gains	Losses	Fair Value
		(Dollars in thousands)

U.S. Treasury securities	$19,895	$432	$12	$20,315
Government sponsored agency securities	59,709	476	13	60,172
Obligations of states and political subdivisions	106,187	1,093	30	107,250
Corporate and other obligations	52,994	610	55	53,549
Mortgage-backed obligations	1,682	14	13	1,683

Total fixed-maturity securities, available-for-sale	240,467	2,625	123	242,969
Equity securities	21,704	2,115	1,445	22,374

Total investment securities, available-for-sale	$262,171	$4,740	$1,568	$265,343

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2006	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)

U.S. Treasury securities	$44,932	$4	$41	$44,895
Government sponsored agency securities	27,313	2	19	27,296
Obligations of states and political subdivisions	79,660	—	135	79,525
Corporate and other obligations	40,693	6	46	40,653
Mortgage-backed obligations	869	—	30	839

Total fixed-maturity securities, available-for-sale	193,467	12	271	193,208
Equity securities	11,904	478	293	12,089

Total investment securities, available-for-sale	$205,371	$490	$564	$205,297

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

The amortized cost and estimated fair value of fixed-maturity securities available-for-sale at December 31, 2007 by contractual maturity are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2007
	Amortized
	Cost	Fair Value
	(Dollars in thousands)

Due in one year or less	$69,814	$69,920
Due after one year through five years	125,058	126,901
Due after five years through ten years	34,423	34,906
Due after ten years	9,490	9,559

	238,785	241,286
Mortgage-backed securities	1,682	1,683

Total fixed-maturity securities, available for sale	$240,467	$242,969

The following table sets forth the gross unrealized losses included in accumulated other comprehensive losses as of December 31, 2007 and 2006 related to available-for-sale fixed-maturity and equity securities. The table segregates investments that have been in a continuous unrealized loss position for less than 12 months from those that have been in a continuous unrealized loss position for twelve months or longer.

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
December 31, 2007	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)

U.S. Treasury securities	$2,658	$11	$—	$—	$2,658	$12
Government sponsored agency securities	19,797	13	—	—	19,797	13
Obligations of states and political subdivisions	4,000	25	1,696	6	5,696	30
Corporate and other obligations	3,906	52	2,262	3	6,168	55
Mortgage-backed	—	—	710	13	710	13

Total fixed-maturity securities, available for sale	30,361	101	4,668	22	35,029	123
Equity securities	9,280	1,277	815	168	10,095	1,445

Total investment securities, available-for-sale	$39,641	$1,378	$5,483	$190	$45,124	$1,568

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
December 31, 2006	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)

U.S. Treasury securities	$40,426	$41	$—	$—	$40,426	$41
Government sponsored agency securities	22,299	19	—	—	22,299	19
Obligations of states and political subdivisions	76,901	135	—	—	76,901	135
Corporate and other obligations	30,440	46	—	—	30,440	46
Mortgage-backed	839	30	—	—	839	30

Total fixed-maturity securities, available for sale	170,905	271	—	—	170,905	271
Equity securities	5,702	293	—	—	5,702	293

Total investment securities, available-for-sale	$176,607	$564	$—	$—	$176,607	$564

There were 63 and 308 investments impaired at December 31, 2007 and 2006, respectively.

The Company regularly evaluates its fixed income and equity securities to determine whether impairment represents other-than-temporary declines in the fair value of the investments. Criteria considered during this process include, but are not limited to, the current fair value as compared to the cost of the security, degree and duration of the security’s fair value being below cost, credit quality, current economic conditions, and our decisions to hold or divest a security. The Company considers price declines of securities in our other-than-temporary impairment analysis where such price declines provide evidence of declining credit quality, and the Company distinguishes between price changes caused by credit deterioration, as opposed to rising interest rates.

Factors that the Company considers in the evaluation of credit quality include:

•	Credit ratings from major rating agencies, including Moody’s and Standard & Poor’s (S&P),

•	Business and operating performance trends,

•	Management quality/turnover,

•	Industry competitive analysis, and

•	Changes in business model/strategy.

Part of our evaluation of whether particular securities are other-than-temporarily impaired involves assessing whether we have both the intent and ability to continue to hold securities in an unrealized loss position until recovery. Significant changes in these factors could result in a charge to net earnings for impairment losses. Impairment losses result in a reduction of the underlying investment’s cost basis.

The Company determined that the decline in fair value for all of these securities was temporary based on the Company’s analysis of the securities, considering timing, liquidity, financial condition of the issuers, actual credit losses to date, severity of the impairment and the Company’s ability and intent to hold the securities until they mature.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

The sources of investment income were as follows:

Years Ended December 31,	2007	2006	2005
	(Dollars in thousands)

Interest income on cash and cash equivalents	$185	$1,084	$122
Interest income on fixed-maturity securities	10,982	3,360	62
Interest income on other investments	94	12	—
Dividends	343	25	—
Realized gains on investments	1,875	84	26
Realized losses on investments	(1,119)	(98)	—

Investment income before investment expenses	12,360	4,467	210
Investment expenses	(979)	(190)	(228)

Total investment income	$11,381	$4,277	$(18)

Investments with a fair value of $137.4 million and $116.3 million, at December 31, 2007 and 2006, respectively, were on deposit with various regulatory agencies as required by law. At December 31, 2007 and 2006, respectively, investments with a fair value of $4.0 million and $19.7 million have been pledged as security under certain credit facilities as more fully described in Note 9 and Note 10.

Note 5.	Deferred Policy Acquisition Costs

Changes in deferred policy acquisition costs are as follows:

Years Ended December 31,	2007	2006	2005
	(Dollars in thousands)

Balance at beginning of period	$1,143	$442	$1,414

Policy acquisition costs deferred:
Commissions	8,725	7,329	1,450
Premium taxes	4,346	185	—
Other	3,534	1,436	51

	16,605	8,950	1,501
Amortization of policy acquisition costs	(17,125)	(8,249)	(2,473)

Net change	(520)	701	(972)

Balance at end of period	$623	$1,143	$442

Note 6.	Goodwill and Other Intangible Assets

In 2007, the Company recorded goodwill of $88 thousand and other intangible assets of $162 thousand related to the acquisition of Medical Expense Management. In 2006, the acquisition of Embarcadero resulted in the establishment of goodwill of $2.7 million.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

Changes in goodwill are as follows:

	Fee-Based
	Management	Primary
	Services	Insurance
Year Ended December 31, 2007	Segment	Segment	Total
	(Dollars in thousands)

Balance at beginning of period	$—	$2,695	$2,695

Acquisitions	88	—	88
Other	—	(34)	(34)

Balance at end of period	$88	$2,661	$2,749

The Company evaluated its final allocation of the purchase price of Embarcadero and has adjusted its goodwill carrying value by $34 thousand as of December 31, 2007.

The Company performed its annual impairment testing of goodwill required under FAS 142 as of October 31, 2007 and determined that goodwill recorded in the primary insurance segment was not impaired. Goodwill and other intangible assets related to the Medical Expense Management acquisition will be tested for impairment in the fourth quarter of 2008.

Other intangible assets are classified into two categories:

“Information Technology” represents the prepaid costs for the outsourcing of entity wide information technology function effective 2007;

“Restrictive Covenant” is a covenant not to compete for one Medical Expense Management executive.

The following table shows other intangible assets that continue to be subject to amortization and aggregate amortization expense as of December 31, 2007:

	Information	Restrictive
As of December 31, 2007	Technology	Covenants	Total
	(Dollars in thousands)

Gross carrying amount	$645	$162	$807
Accumulated amortization	(22)	(13)	(35)

Net carrying amount	$623	$149	$772

The cost of other intangible assets is being amortized over a range of 3 to 5 years, with a weighted average original life of 2.7 years. Amortization expense for the year ended December 31, for 2007 was $35 thousand. There was no amortization expense for the years ended 2006 and 2005 as there were no other intangible assets. Amortization expense for intangible assets is estimated to be $183 thousand in 2008 and 2009, $169 thousand in 2010, $129 thousand in 2011 and $108 thousand in 2012.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

Note 7.	Fixed Assets

Fixed assets are stated at cost less accumulated depreciation and amortization. Fixed assets are included in other assets and are summarized as follows:

As of December 31,	2007	2006
	(Dollars in thousands)

Furniture, fixtures and computer equipment	$1,028	$1,351
Computer software	1,987	703
Automobiles	38	101
Leasehold improvements	1,966	332

	5,019	2,487
Less accumulated depreciation and amortization	(959)	(913)

	$4,060	$1,574

Depreciation and amortization expense for the years ended December 31, 2007 and 2006 was $859 thousand and $280 thousand, respectively, of which $352 thousand and $60 thousand was attributable to amortization of capitalized software. Unamortized computer software was $1.6 million and $679 thousand at December 31, 2007 and 2006, respectively. Depreciation expense for the year ended December 31, 2005 was $226. There was no amortization of capitalized software in 2005.

Note 8.	Losses and Loss Adjustment Expenses

Activity in the reserve for losses and loss adjustment expenses is as follows:

As of December 31,	2007	2006	2005
	(Dollars in thousands)

Gross liability beginning of period	$153,622	$6,280	$2,696
Less reinsurance recoverable	(28,913)	—	—

Net liability at beginning of period	124,709	6,280	2,696
Acquisition of Embarcadero	—	112,666	—
Incurred losses and LAE relating to:
Current year	71,363	14,012	3,584
Prior years	(7,702)	(3,522)	—

Total incurred losses and LAE	63,661	10,490	3,584

Paid losses and LAE relating to:
Current year	(11,036)	(2,129)	—
Prior years	(23,974)	(2,598)	—

Total paid losses and LAE	(35,010)	(4,727)	—

Net liability at end of period	153,360	124,709	6,280
Plus reinsurance recoverable	35,488	28,913	—

Gross liability at end of period	$188,848	$153,622	$6,280

Majestic

Management analyzes Majestic’s claims data using actuarially acceptable methods of calculating future liabilities based upon historical results. These methods look at historical paid losses at various points in time, claim

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

counts and average costs of incurred losses, counts and average values of unpaid losses, as well as variations of such techniques. Estimates of ultimate claims liability for each accident year are derived using such techniques. These estimates are reviewed regularly and are adjusted as experience develops or new information becomes known. Any such adjustments are included in income in the period in which they become known.

In addition, for the most current accident year, Majestic uses a loss ratio method that starts with a projected loss ratio for each line of business, estimated from the prior accident year, adjusted for projected wage inflation, loss cost inflation, and pricing adjustments. This adjusted loss ratio is applied to the earned premium for the current accident year to derive the ultimate estimated claims liability for the current accident year which becomes one of the components of the overall estimated claims liability. These estimates are reviewed quarterly and are adjusted throughout the current year whenever there is enough overall evidence that one or more of the assumptions used have changed such as to materially impact the total estimated ultimate liability for claims reported on the Company’s balance sheet. Additional factors that influence incurred losses and loss adjustment expenses for a given period include the number of exposures covered in the current year, trends in the frequency and severity of claims, or changes in the cost of adjusting claims.

Annually, Majestic’s actuary conducts a complete analysis of the claims data and provides a report indicating whether the estimate of the reserves for losses and loss adjustment expenses as reported on the balance sheet is a reasonable estimate of Majestic’s ultimate liability. For Majestic’s primary policies, the actuarial techniques employed by the independent actuary recognize, among other factors, Majestic’s claims experience, the industry’s claims experience, historical trends in reserving patterns and loss payments, the impact of claim inflation, the pending level of unpaid claims, legislative reforms affecting workers’ compensation, and the environment in which insurance companies operate. For a description of the actuarial techniques related to Majestic’s excess of loss policies, see the discussion that follows in Twin Bridges.

Twin Bridges

Unlike Majestic, Twin Bridges has a short operating history and has only been in existence since December 2003. Since Twin Bridges began operations, only twelve claims have been reported and there have been no paid losses. This short operating history provides Twin Bridges with limited loss experience and a relatively small population of underlying risks as compared to other insurers and reinsurers. Accordingly, Twin Bridges’ loss reserve estimates are more susceptible to an increased likelihood that actual results may not conform to estimates.

Annually, Twin Bridges’ actuary performs a ground-up analysis of the premiums and losses of the self-insured groups that are managed by CRM and CRM CA and insured by Majestic in excess of their self-insured retention. As discussed in Note 9, Twin Bridges has assumed from Majestic, through quota share agreements, those excess premiums and losses. The actuary’s expected ultimate impact of these per-occurrence excess of loss contracts is based upon actual experience of the underlying self insured group and industry excess of loss factors. Actual large losses and industry excess of loss factors were used to calculate the portion of ceded losses expected to be assumed by Twin Bridges. In each case, gross losses were developed to ultimate and the portion of losses exceeding each group’s self-insured retention was calculated.

The actuarial estimate of the losses and loss adjustment expenses of the non-affiliated self-insured premiums and losses ceded from Majestic to Twin Bridges are based on the net and direct analyses of Majestic’s business as discussed above.

For all other risks assumed by Twin Bridges, the actuary’s evaluation was based on the Bornheutter-Ferguson method, which estimates ultimate losses based on premiums, expected loss ratios, losses incurred to date, and the assumed percentage of losses incurred as of the current valuation date.

Management has decided to establish Twin Bridges’ reserve for losses and loss adjustment expense at a point within the range of reasonable outcomes, but above the range midpoint. This moderately conservative level reflects the uncertainty surrounding long-tail business, the lack of significant case experience, and the potential for future

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

development. These estimates are reviewed regularly and are adjusted as experience develops or new information becomes known. Any such adjustments are included in income in the period in which they become known.

The methods for making such estimates and for establishing the resulting reserves of both Majestic and Twin Bridges are continually reviewed and updated, and any adjustments resulting are reflected in current operations.

As a result of changes in estimates of insured events in the prior years, the reserve for losses and loss adjustment expenses decreased by $7.7 million in 2007, of which $5.0 million is attributable to the primary insurance segment and $2.7 million is attributable to the reinsurance segment.

Majestic has experienced favorable loss development as a result of favorable loss cost trends in the California market. The favorable development in 2007 was predominantly from accident year 2006, where reported indemnity claims and average cost per claim developed better than expected. This favorable development also resulted in an estimated return of premiums on retrospectively rated policies in the amount of $2.4 million for the year ended December 31, 2007. Finally, the favorable development was somewhat offset by $1.5 million of amortization of the difference between the fair value of losses and loss adjustments at December 31, 2007 versus their stated value on the date of acquisition of Majestic.

Since Twin Bridges has limited historical experience, prior year losses were estimated based on industry data and resulted in reinsurance loss ratios ranging from 32% to 66%. Management has reevaluated the loss ratio and based on the methodology discussed above, recognized favorable development in 2007. This favorable development arose primarily from accident years 2005 and 2006 where actual results have been better than industry excess loss factors initially projected.

Note 9.	Insurance Activity

The Company’s financial statements reflect the effects of direct insurance and assumed and ceded reinsurance activity. The activities of Majestic are included in the Primary Insurance segment, and the activities of Twin Bridges are included in the Reinsurance segment. All inter-company transactions are eliminated upon consolidation.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

A summary of direct insurance and ceded and assumed reinsurance transactions in the affected segment is as follows:

	For the Year Ended December 31, 2007
	Primary	Reinsurance
	Segment	Segment	Eliminations	Consolidated
	(Dollars in thousands)

Written premiums
Direct	$165,662	$382	$—	$166,044
Assumed	240	25,111	(25,111)	240
Ceded	(72,389)	(100)	25,111	(47,378)

Net written premiums	$93,513	$25,393	$—	$118,906

Earned premiums
Direct	$167,675	$250	$—	$167,925
Assumed	240	25,111	(25,111)	240
Ceded	(76,354)	(79)	25,111	(51,322)

Net earned premiums	$91,561	$25,282	$—	$116,843

Losses and loss adjustment expenses
Direct	$87,231	$273	$—	$87,504
Assumed	48	6,509	(6,991)	(434)
Ceded	(29,901)	(86)	6,578	(23,409)

Net losses and loss adjustment expenses	$57,378	$6,696	$(413)	$63,661

	For the Year Ended December 31, 2006
	Primary	Reinsurance
	Segment	Segment	Eliminations	Consolidated
	(Dollars in thousands)

Written premiums
Direct	$7,902	$—		$7,902
Assumed	115	24,998		25,113
Ceded	(758)	—		(758)

Net written premiums	$7,259	$24,998	$—	$32,257

Earned premiums
Direct	$8,373	$—		$8,373
Assumed	116	22,966		23,082
Ceded	(753)	—		(753)

Net earned premiums	$7,736	$22,966	$—	$30,702

Losses and loss adjustment expenses
Direct	$8,164	$—		$8,164
Assumed	62	5,462		5,524
Ceded	(3,198)	—		(3,198)

Net losses and loss adjustment expenses	$5,028	$5,462	$—	$10,490

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

	For The Year Ended December 31, 2005
	Primary	Reinsurance
	Segment	Segment	Eliminations	Consolidated
	(Dollars in thousands)

Written premiums
Direct	$—	$—		$—
Assumed	—	5,076		5,076
Ceded	—	—		—

Net written premiums	$—	$5,076	$—	$5,076

Earned premiums
Direct	$—	$—		$—
Assumed	—	8,362		8,362
Ceded	—	—		—

Net earned premiums	$—	$8,362	$—	$8,362

Losses and loss adjustment expenses
Direct	$—	$—		$—
Assumed	—	3,584		3,584
Ceded	—	—		—

Net losses and loss adjustment expenses	$—	$3,584	$—	$3,584

Majestic

Majestic’s direct earned premiums consist of the expired portion of annual premiums accepted for primary policies issued to individual insured businesses and excess policies issued to self-insured groups or self-insured individual enterprises. Excluding the effects of the novation as discussed below, primary insurance policies comprise over 90% of direct premium and are issued through independent brokers to selected businesses. Coverage under these policies attaches typically at the first dollar of loss or in excess of policy deductibles. Excess insurance policies are issued through independent and related party brokers to self-insured groups or individually self-insured entities. Coverage under these policies attaches in excess of the group’s or individual’s self-insured retention, which range from $500 thousand to $1 million.

In 2007, the Company completed an assignment, assumption and novation agreement (“Novation”) with NY Marine & General. Under the terms of the Novation, Majestic was substituted as the insurance company for almost all of the excess policies previously issued by NY Marine & General to certain of the self-insured groups managed by CRM and CRM CA. NY Marine & General transferred and assigned to Majestic all of its respective rights, duties and obligations under the excess workers’ compensation policies issued to certain self-insured groups during the policy years 2003 through 2006. In connection with this, NY Marine & General also transferred and assigned its rights, duties and obligations to Majestic under two quota share reinsurance treaties between NY Marine & General and Twin Bridges. The Company has also guaranteed the performance of its subsidiaries in connection with this transaction. For the layers of coverage outside the Twin Bridges reinsurance agreements, NY Marine & General obtained consent agreements from each of its other reinsurers naming Majestic as an insured party on the reinsurance agreements.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

The effect of the Novation on the results of operations for the year ended December 31, 2007 was as follows:

For The Year Ended	December 31, 2007
(Dollars in thousands)

Net premiums written	$10,690

Net premiums earned	10,690
Losses and loss adjustment expenses	7,050
Premium taxes	118

Income before tax	$3,522

Majestic recorded $1.4 million of favorable development on novated policies for the year ended December 31, 2007.

Majestic purchases reinsurance to reduce its maximum potential loss on individual risks and to protect against possible catastrophes. Reinsurance does not legally discharge the ceding insurer from primary liability for the full amount due under the reinsured policies. However, the assuming reinsurer is fully obligated to indemnify the ceding company to the extent of the coverage ceded.

Majestic participated in an excess of loss coverage treaty, under which the reinsurers reimburse Majestic for losses and loss adjustment expenses over $600 thousand up to $50 million on a per occurrence basis. Majestic is liable for losses and loss adjustment expenses that exceed $50 million up to statutory limits. These excess of loss agreements expired on July 31, 2007.

Effective August 1, 2007, Majestic entered into a new excess of loss coverage treaty under which the reinsurers reimburse Majestic for losses and loss adjustment expense in excess of $500 thousand up to $100 million on a per occurrence basis. Majestic is liable for losses and loss adjustment expenses that exceed $100 million up to statutory limits. As of December 31, 2007, 22 reinsurers, including Twin Bridges, participate in the excess of loss treaty. The excess of loss agreement was amended effective October 1, 2007, to increase the amount of coverage provided by Twin Bridges for primary workers’ compensation insurance issued by Majestic in the states of New York and Florida for losses and loss adjustment expenses in excess of $500 thousand up to $2 million. These agreements expire on June 30, 2008. Please see Note 9 — Twin Bridges for a description of Twin Bridges participation in Majestic’s excess of loss treaty.

Effective January 1, 2007, Majestic entered into a 90% Quota Share Agreement with Twin Bridges with respect to all new and renewal excess workers’ compensation coverage issued to the self-insured groups managed by CRM and CRM CA. Terms of this agreement are described in Twin Bridges discussion below.

Total amounts recoverable by Majestic from third party reinsurers were $38.6 million and $30.7 million as of December 31, 2007 and 2006, respectively, which included $875 thousand and $1.4 million, respectively, relating to losses paid by Majestic and billed to reinsurers.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2007 and 2006, the third party reinsurers representing the largest balances of the aforementioned reinsurance recoverable were as follows:

	As of December 31, 2007
			Total Gross
	Unpaid	Paid	Reinsurance
	Losses	Losses	Recoverable
	(Dollars in thousands)

Hannover RK-NS	$12,518	$75	$12,593
Hannover Re-Bermuda	6,614	171	6,785
National Union Fire Ins. Co. of Pittsburgh Pa.	4,251	44	4,295
Dorinco Reinsurance Company	3,277	72	3,349
The St. Paul Fire & Marine Insurance Co.	1,980	87	2,067
Others	9,069	426	9,495

	$37,709	$875	$38,584

	As of December 31, 2006
			Total Gross
	Unpaid	Paid	Reinsurance
	Losses	Losses	Recoverable
	(Dollars in thousands)

Hannover RK-NS	$21,182	$990	$22,172
Dorinco Reinsurance Co.	2,407	26	2,433
The St. Paul Fire & Marine Insurance Co.	1,524	35	1,559
Lloyd’s Underwriters	1,136	67	1,203
Lloyds of London — DP Mann Ltd.	1,000	22	1,022
Others	2,084	276	2,360

	$29,333	$1,416	$30,749

Included in reinsurance recoverable as of December 31, 2007 and 2006 are prepaid reinsurance premiums as follows:

As of December 31, 2007
(Dollars in thousands)

Hannover RK-NS	$353
Lloyd’s Underwriters	181
Lloyd’s — Syndicate #2003 Through Catlin	155
Max Re Ltd — Bermuda	153
Tokio Millennium (Bermuda)	55
Others	1,324

$2,221

As of December 31, 2006
(Dollars in thousands)

Hannover RK-NS	$158
Aspen Insurance — UK	57
Dorinco Reinsurance Co.	50
Lloyd’s — Liberty Syndicate UK	34
Lloyd’s — Wellington UW	31
Others	93

$423

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2007 and 2006, the Company held collateral under related reinsurance agreements in the form of letters of credit totaling $21.3 million that may be drawn against any amounts remaining unpaid for more than 120 days. At December 31, 2007 and 2006, no amounts were drawn under the letters of credit.

Twin Bridges

Twin Bridges reinsures a portion of the excess coverage obtained by the self-insured groups managed by CRM and CRM CA (the “Groups”). Under the reinsurance treaty that expired on November 30, 2005, Twin Bridges reinsured 50% of the risks NY Marine & General underwrote and received 50% of the premiums paid to NY Marine & General by these Groups. Twin Bridges allowed a ceding commission of 28% of assumed premium to cover acquisition, general and administrative expenses, a further 2% for stop-loss coverage and 1% to cover the U.S. federal excise tax, or a total of 31% of assumed premiums. The stop loss coverage limits the Company’s losses to 181.16% of assumed premiums, net of the ceding commissions, the cost of the stop-loss coverage and the U.S. federal excise tax. NY Marine & General in turn paid a 20% commission to CRM for the excess workers compensation coverage placed with NY Marine & General by CRM or CRM CA, as described in Note 1.

Pursuant to the 70% Quota Share Agreement that expired on December 31, 2006, NY Marine & General offered full statutory excess coverage for losses and loss adjustment expenses in excess of $500 thousand per occurrence for most of the Groups. Under this agreement, Twin Bridges reinsured 70% of the excess coverage in exchange for 70% of the premiums paid by the Groups. Twin Bridges allowed NY Marine & General ceding commissions of 23.5% of the assumed premiums to cover its acquisition, general and administrative expenses and an additional 3.45% to cover taxes, board fees and other such costs. NY Marine & General in turn paid a commission of 15% of gross premiums to CRM and CRM CA as described in Note 1. NY Marine & General found reinsurance from other insurers to cover 100% of losses and loss adjustment expenses in excess of $5 million per occurrence up to $50 million per occurrence, as well as reinsurance of losses and loss adjustment expenses in excess of $3 million per occurrence up to a per occurrence limit of $5 million, subject to an annual aggregate deductible of $3 million. NY Marine & General and Twin Bridges shared proportionately the layer in excess of $50 million up to statutory limits. The excess reinsurance secured by NY Marine & General inures to the benefit of Twin Bridges proportionately to its 70% quota share participation. For this Twin Bridges ceded a premium of approximately 11% of the gross premiums it assumed from NY Marine & General.

The 70% Quota Share Agreement also provided for aggregate coverage of $2 million, with attachment points at various levels determined by the groups’ funded premiums. The agreement also provided for Twin Bridges to assume 100% (rather than 70%) of direct losses if the net loss ratio after reinsurance recoveries exceeded 70%. The higher participation rate will continue until the net loss ratio after reinsurance recoveries equals 90%, when Twin Bridges’ participation will revert to 70%.

Effective January 1, 2007, Majestic provides excess coverage to the Groups and unaffiliated self-insured third parties. Pursuant to a quota share treaty, Twin Bridges reinsures 90% of the coverage which Majestic provides to self-insured parties, net of liability ceded to unaffiliated reinsurers, and receives 90% of the premiums paid to Majestic, net of premiums paid to unaffiliated reinsurers. Twin Bridges’ liabilities under the quota share reinsurance agreement, however, are capped at specific levels. First, for excess coverage, Twin Bridges reinsures 90% of the losses and loss adjustment expenses in excess of the self-insured retention (currently $500 thousand) up to a per occurrence limit of $2 million. Second, for the aggregate coverage, Twin Bridges reinsures 90% of Majestic’s policy coverage up to $2 million per policy. Third, for employers’ liability coverage, Twin Bridges reinsures 90% of Majestic’s policy coverage up to a per occurrence limit of $2 million. Twin Bridges allows Majestic a ceding commissions of 15% on all ceded premiums to cover Majestic’s costs associated with the policies, including dividends, commissions, taxes, assessments and all other expenses, except for loss adjustment expenses. Majestic in turn pays a commission of 10% of gross premiums to CRM and CRM CA as described in Note 1.

Twin Bridges is required to provide Majestic with security for all reinsurance agreements for excess policies, including those obligations novated from NY Marine & General to Majestic as described above. By agreement

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

among Majestic, Twin Bridges and the California Department of Insurance, this security consists of cash withheld by Majestic. For the excess policies not novated from NY Marine & General to Majestic, Twin Bridges is required to provide certain collateral to secure its obligations to NY Marine & General. Majestic is holding $17.5 million of cash as collateral for the reinsurance agreements for excess policies described above. In addition, letters of credit totaling $4.0 million and $31.7 million as of December 31, 2007 and 2006, respectively, were issued under letter of credit facilities to secure reserves assumed from NY Marine & General under the 50% and 70% Quota Share Agreements. Of these letters of credit, $4.0 million and $25.4 million were secured by a combination of investments and cash and cash equivalents as of December 31, 2007 and 2006, respectively, pursuant to the Secured Letter of Credit Facility. The balance of the letters of credit outstanding on those dates was issued pursuant to an unsecured letter of credit facility.

In addition to participating in the 90% Quota Share Agreement, Twin Bridges writes direct excess policies to individual self-insured groups and effective August 1, 2007 has a 50% participation in a layer of Majestic’s excess of loss treaty for the loss and loss adjustment expenses in excess of $500 thousand per occurrence up to $750 thousand, but shall exceed 250% of earned premium, exclusive of primary business written in New York and Florida. Effective October 1, 2007, Twin Bridges has 100% participation in a layer of Majestic’s excess of loss agreement for the loss and loss adjustment expenses in excess of $500 thousand per occurrence up to $2.0 million for primary business written exclusively in New York and Florida.

Twin Bridges purchases reinsurance to reduce its maximum potential loss on individual risks and to protect against possible catastrophes. Reinsurance does not legally discharge the ceding insurer from primary liability for the full amount due under the reinsured policies. However, the assuming reinsurer is fully obligated to indemnify the ceding company to the extent of the coverage ceded.

Note 10.	Credit Facilities

On June 12, 2007, CRM amended its existing credit facility (the “Amended Revolving Credit Facility”) with KeyBank National Association (“KeyBank”). The Amended Revolving Credit Facility increases CRM’s borrowing limit from $5.0 million to $7.0 million, imposes a $2.0 million sub-limit for letters of credit and establishes a draw fee of 1.5% of the principal amount per year for each letter of credit drawn. The interest rate on the Amended Revolving Credit Facility is KeyBank’s prime rate. The amendment also extends the maturity date of the facility to June 30, 2008. All of CRM’s obligations under the facility are secured by a lien on substantially all of CRM’s assets and are guaranteed by CRM CA, Eimar and Agency Captive, as further described in Note 17. As of December 31, 2007, CRM has a $1.7 million letter of credit outstanding under its Amended Revolving Credit Facility, with respect to lease obligations for our San Francisco premises. During 2007, CRM borrowed up to $800 thousand against this facility at a weighted average interest-rate of 8.25%. There were no borrowings against this facility at December 31, 2007 or during 2006.

Under Twin Bridges’ reinsurance contracts, Twin Bridges is required to provide security for any unpaid liabilities under the contract. Twin Bridges amended its existing letter of credit loan facility (the “Amended Unsecured Letter of Credit Facility”) with KeyBank on June 12, 2007. Under the Amended Unsecured Letter of Credit Facility, Twin Bridges is entitled to draw unsecured letters of credit of up to $7.0 million. Twin Bridges pays a fee of 1.5% of the principal amount of each letter of credit issued. The Amended Unsecured Letter of Credit Facility has an expiration date of June 30, 2008 and replaces the $7.0 million credit facility that expired June 30, 2007. Borrowings under the Amended Unsecured Letter of Credit Facility have been guaranteed by CRM, CRM CA, Eimar and Agency Captive.

Twin Bridges also has an informal arrangement with KeyBank to obtain secured letters of credit. Under this arrangement, Twin Bridges is able to draw secured letters of credit in amount equal to the funds posted by Twin Bridges and pays a fee of 0.35% of the principal amount of each letter of credit issued. In addition to KeyBank, Twin Bridges has a similar informal secured letter of credit arrangement with Smith Barney Citigroup pursuant to which

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

Twin Bridges may obtain collateralized letters of credit. See Note 9 for balances of letters of credit issued pursuant to Twin Bridges credit facilities.

Note 11.  Long-Term Debt and Other Secured Borrowings

In connection with the financing of the acquisition of Embarcadero on November 14, 2006, which is more fully described in Note 2, CRM USA Holdings issued $36.1 million of junior subordinated debt obligations (“Junior Debt”) in exchange for $35.0 million in aggregate proceeds from the sale of CRM USA Holdings Trust I (“Trust”) capital securities and $1.1 million of Trust common securities. The Junior Debt matures December 15, 2036 at which time the entire principal is due and bears interest at a fixed rate of 8.65% until December 15, 2011. After such date, the interest rate will adjust quarterly at a fixed spread of 3.65% above 3-month London Interbank Offer Rate (“LIBOR”) per annum. The capital and common securities of the Trust, totaling $36.1 million, representing undivided beneficial ownership interests in the assets of the Trust, have no stated maturity and must be redeemed upon maturity of the corresponding series of Junior Debt securities — the sole assets of the Trust. The Trust will make quarterly distributions on the capital and common securities at a fixed annual rate of 8.65% until December 15, 2011 and after such date at a fixed spread of 3.65% above 3-month LIBOR per annum.

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

Embarcadero holds an $8.0 million floating rate senior debt obligation (“Senior Debt”). The Senior Debt matures May 23, 2033 at which time the entire principal is due and bears interest at a floating rate of 4.2% over 3-month LIBOR per annum. The interest rate may not exceed 12.5% commencing on May 22, 2008 through the maturity of the Senior Debt. Interest is payable on a quarterly basis and the Senior Debt may be called solely at Embarcadero’s option beginning May 23, 2008.

The Company also had other secured borrowings consisting of a capital lease for equipment with a maturity date in 2008.

As of December 31, the Company’s long term debt and other secured borrowings are as follows:

	December 31,
	Weighted
	Average
	Interest
	Rate	Maturity	2007	2006
			(Dollars in thousands)

Junior subordinated debt obligation	8.65%	2036	$36,083	$36,083
Senior debt obligation	9.72%	2033	8,000	8,000
Capital lease obligations	—	—	1	32

			$44,084	$44,115

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

Note 12.  Income Taxes

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

In accordance with accounting policy, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The Company did not incur any income tax related interest income, interest expense or penalties for the years ended December 31, 2007, 2006 and 2005.

CRM USA Holdings and its subsidiaries file federal income tax returns and income tax returns in various state jurisdictions. Tax years 2003 through 2006, and 2002 through 2006 are subject to examination by federal and state tax authorities, respectively. There are no income tax examinations currently in process.

The significant components of the consolidated provision for income taxes for the years ended December 31, 2007, 2006 and 2005 were as follows:

Years Ended December 31,	2007	2006	2005
	(Dollars in thousands)

Current income tax provision	$3,863	$1,907	$68
Deferred tax benefit	(2,251)	(331)	(5)

Total income tax provision	$1,612	$1,576	$63

The income tax provision differs from the amount computed by applying the U.S. Federal income tax rate of 35% to income before taxes as a result of the following:

Years Ended December 31,	2007	2006	2005
	(Dollars in thousands)

Theoretical Federal income tax at statutory rate of 35%	$7,614	$5,541	$2,568
Tax-free Bermuda-domiciled income	(4,946)	(3,663)	(622)
Income attributable to pre-restructuring LLCs taxed in the hands of its members prior to the IPO date	(324)	(347)	(1,887)
Tax-exempt investment income	(951)	(78)	—
Other	219	123	4

Income tax provision	$1,612	$1,576	$63

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes represent the tax effect of the differences between the book and tax basis of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following:

As of December 31,	2007	2006	2005
	(Dollars in thousands)

Deferred income tax assets:
Fixed assets	$13	$14	$—
Employee share-based compensation	369	184	5
Reserve for losses and loss adjustment expenses	6,818	6,298	—
Unearned premiums	3,136	600	—
Other	289	338	—

Gross deferred income tax assets	10,625	7,434	5

Deferred income tax liabilities:
Net unrealized investment gains	1,072	138	—
Deferred policy acquisition costs	2,210	540	—
Other	(130)	(47)	—

Gross deferred income tax liabilities	3,152	631	—

Net deferred tax assets	$7,473	$6,803	$5

Management believes that its net deferred tax assets will be fully recognized in future periods and, therefore, has not established a valuation allowance with respect to such assets as of December 31, 2007 and 2006.

Note 13.  Shareholders’ and Members’ Equity

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

During the first quarter of 2007, 395 thousand Class B shares were converted into common shares in connection with the registration and sale of Martin D. Rakoff’s shares as described in below in Note 14.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

Note 14.  Commitments

The Company leases office space and office equipment under various operating lease agreements. Some of these leases contain rent adjustment provisions to compensate the lessor for increases in operating costs. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease term. Total minimum future lease payments under these leases are as follows:

As of December 31,	(Dollars in thousands)

2008	$3,531
2009	3,195
2010	3,104
2011	2,304
2012	2,336
Thereafter	18,868

Total	$33,338

Rent expense under these operating leases was approximately $1.8 million, $625 thousand and $471 thousand for the years ended December 31, 2007, 2006 and 2005, respectively.

In December 2007, the Company commenced occupancy under an operating lease agreement for new office facilities in Poughkeepsie, New York. The term of the lease is fifteen years with options to renew for two additional five year terms. The lease also provides for two options to purchase the building. The first option was exercisable 120 days prior to the anticipated occupancy. The Company elected to not exercise this option, but has an additional option to purchase the building during the first two years of the lease for the fair market value of the property, which will not be less than $3.5 million plus the costs incurred by the landlord in developing and constructing the building.

In November 2007, the Company commenced occupancy under an operating lease agreement for new office facilities in San Francisco, California. The term of the lease is ten years with an option to renew for an additional five years.

Majestic purchased annuities from life insurers under which the claimants are payees. These annuities have been used to reduce unpaid losses by $5.8 million as of December 31, 2007 and 2006. Majestic has a contingent liability of $17.8 million should the issuers of these annuities fail to perform under the terms of the annuities.

In December, 2006, Martin D. Rakoff, the Company’s Co-Chief Executive Officer and Deputy Chairman of the Board, resigned as a director and officer. The Company entered into a separation agreement with Mr. Rakoff under which the Company:

•	Paid the cost of registering Mr. Rakoff’s shares in the Company for the purposes of selling such shares;

•	Remits cash payments of $3.3 million in 16 equal quarterly installments commencing January, 2007 through December, 2010 in return for a covenant not to compete with the Company and not to solicit the Company’s clients and employees for the same period; and

•	Pays medical and life insurance benefits for up to three years.

The payments in respect of the non-compete/non-solicitation covenant will be recognized prospectively as the obligation to make the payments are contingent on Mr. Rakoff continuously providing the covenant until December 31, 2010.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

Note 15.  Employee Benefit Plans

The Company and its subsidiaries sponsor defined contribution plans for substantially all employees under which a portion of employee contributions are matched. The Company contributed $526 thousand, $138 thousand and $46 thousand for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 16.  Share-Based Compensation

The Company has adopted the 2005 Long-Term Incentive Plan that provides for grants of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights, performance awards, restricted share units, phantom shares and other share based awards to the Company’s executives, directors and key employees. Under the Long-Term Incentive Plan, 1.5 million shares are authorized for issuance. To date, the Company has only granted restricted shares under the plan. Restricted stock issued under the plan has terms set by the compensation committee, and contain certain restrictions relating to, among other things, vesting and forfeiture in the event of termination of employment. The restricted shares generally vest in three equal installments over a three year period from when they are granted. The fair value of the shares awarded is calculated using the market price one day prior to the date of grant.

At December 31, 2007 there was $3.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.2 years. The Company recorded share-based compensation expense under the 2005 Long-Term Incentive Plan of $1.2 million, $363 thousand and $8 thousand net of income tax benefits of $511 thousand, $177 thousand and $5 thousand during the years ended December 31, 2007, 2006 and 2005, respectively.

Following is a summary of non-vested shares as of December 31, 2007 and changes during the year:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Balance, December 31, 2006	210,593	$10.38
Granted during the period	273,960	7.94
Vested during the period	(75,295)	10.72
Forfeited during the period	(76,494)	7.98

Balance, December 31, 2007	332,764	$8.74

Shareholders approved the Company’s 2007 Employee Stock Purchase Plan (the “Plan”) at the Company’s Annual General Meeting of Shareholders held on May 2, 2007. Under the Plan, 200 thousand shares are authorized for issuance. The Plan is a qualified employee stock purchase plan under Section 423 of the Code and provides the Company’s employees with an opportunity to purchase the Company’s common shares through accumulated payroll deductions at a discounted purchase price. The Plan provides for three month offering and purchase periods, and participants are able to purchase shares at 85% of the lower of the closing price of the Company’s common shares on the first or last day of the three month purchase period. Since share purchases under the Plan began in 2007, there were no common shares issued and no compensation costs recorded in 2006 or 2005.

Compensation cost is recognized for each three month period and is based on the fair value of shares at the purchase date, less the price the participant pays for the shares. Compensation costs recognized under the Plan for the year ended December 31, 2007 was $32 thousand. The weighted average fair value for shares recognized in compensation costs for the year ended December 31, 2007 was $6.97.

During the year ended December 31, 2007, 10 thousand shares were purchased under the plan related to the July 1 quarterly offering period. In January 2008, 10 thousand shares were purchased and related to the October 1 offering period which ended December 31, 2007.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

Note 17.  Related Parties

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

The following table represents amounts paid to the broker for services rendered:

For the Years Ended December 31,	2007	2006	2005
	(Dollars in thousands)

Fees paid to general agents and brokers	$198	$238	$234
Other operating expenses	81	88	$48

	$279	$326	$282

As of December 31, 2007, Majestic issued excess workers’ compensation policies to most of the self-insured groups managed by CRM and CRM CA. The policies were written at statutory limits in excess of each trust’s self-insured retention of $500 thousand. The estimated annual premium for the policies issued is $30.8 million. Majestic ceded 90% of the premium, net of cost for excess reinsurance, to Twin Bridges.

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

There were no guaranteed payments and bonuses to the members of the Pre-restructuring LLCs for the years ended December 31, 2007 and 2006. Included in selling, general and administrative expenses are guaranteed payments and bonuses to the members of the Pre-restructuring LLCs totaling $2.5 million for the year ended December 31, 2005.

Employee loans receivable with varying maturities extending to 2012, for non-officers of the Company, were $264 thousand and $36 thousand at December 31, 2007 and 2006, respectively. Interest on loans receivable is generally 5% per annum and is recorded on an accrual basis. Loans receivable are included in other assets on the accompanying balance sheets.

Note 18.  Contingencies

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

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

$4.25 million. CRM expects to enter into discussions regarding settlement of the matter, and may enter into settlement agreements, if it believes that a settlement is in the best interests of its shareholders. The matter, if decided adversely to or settled by CRM may result in a liability material to its financial condition or results of operations.

After an exchange of correspondence in which the New York Workers’ Compensation Board (“WCB”) expressed dissatisfaction with the Company’s response to a request for certain information relating to one of the self-insured workers compensation trusts administered by one of the Company’s subsidiaries, CRM LLC, the WCB notified the Company on February 8, 2008 that a referral had been made for a formal investigation into whether disciplinary action should be taken by the WCB with regard to CRM LLC’s third party administrator’s license. The Company vigorously disagrees with the characterizations made by the WCB. The procedure initiated by the WCB is in an investigative stage. The Company is not able at this time to determine what the outcome of the investigation may be nor what, if any, financial or operational consequences may result form the proceeding.

During 2007, Majestic accepted, under a reservation of rights, the defense of a claim arising from a policy issued by a predecessor company in 1983. The claim alleges that the party insured under the policy is liable for an unspecified amount of money due to damages caused by the release of hazardous substances in a dry cleaning business the insured operated during the early 1980s. Majestic has set a reserve of $354 thousand, which is comprised of the policy limits together with expected defense costs, and is in addition to $125 thousand of legal expenses already paid. Because discovery is in the early stages, the Company is unable to evaluate the likelihood of an unfavorable outcome against Majestic or an estimate or range of potential loss.

Majestic is subject to guaranty fund and other assessments by the states in which it writes business. Accordingly, Majestic has accrued a liability for guaranty fund and other assessments of $8.9 million at December 31, 2007 and has recorded a related asset for policy surcharges of $2.2 million at that date. These amounts represent management’s best estimate, based on information received from the states in which it writes business, and may change due to many factors including the share of the ultimate cost of current insolvencies. Most assessments are paid out in the year following the year in which the premium is written or the losses are paid. Policy surcharges are generally collected in the year following assessment.

Note 19.  Fair Value of Financial Instruments

FAS No. 107, Disclosure about Fair Value of Financial Instruments, requires companies to disclose the fair value information about their financial instruments. FAS No. 107 excludes certain insurance related financial assets and liabilities and all non-financial instruments from its disclosure requirements.

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

Note 20.  Statutory Requirements

Each US domestic insurance company’s state of domicile imposes minimum risk-based capital requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). The formula for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital and surplus to authorized risk-based capital, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The NAIC provides authoritative guidance on current statutory accounting practices by promulgating a

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

codified set of statutory accounting practices which the California Department of Insurance requires Majestic to follow. Majestic exceeded the minimum risk-based capital requirements as of December 31, 2007 and 2006.

The following is a summary of Majestic’s statutory net income for the years ended December 31, 2007, 2006 and 2005 and the statutory capital and surplus as of December 31:

	2007	2006	2005
	(Dollars in thousands)

Statutory net income	$11,035	8,076	$$8,383
Statutory capital and surplus	63,176	53,211	43,368

Under the California Insurance Code, Majestic may make dividend distributions in a given year without prior approval of the Insurance Commissioner to a maximum of the greater of its statutory net income for the preceding year or 10% of its unassigned surplus at the beginning of its fiscal year. Since its acquisition by the Company, Majestic has not made any such distributions. In 2006 and 2005, Majestic paid dividends of $1.1 million, and $1.35 million, respectively, to Embarcadero.

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

At December 31, 2007 and 2006, the reconciling items are as follows:

As of December 31,	2007	2006
	(Dollars in thousands)

Shareholders’ equity, per GAAP	$63,624	$55,467
Reconciling items:
Prepaid expenses	(2)	(195)
Deferred policy acquisition costs	(564)	(1,064)

Statutory capital and surplus, per the Act	$63,058	$54,208

Required minimum statutory capital and surplus, per the Act	$4,203	$4,050

Twin Bridges is also required to maintain a minimum liquidity ratio, whereby the value of its relevant assets must be not less than 75% of its relevant liabilities. Twin Bridges met this test at December 31, 2007 and 2006.

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

Note 21.  Segment Information

The Company historically operated as three reportable segments, Fee-Based Management Services, Reinsurance, and Corporate and Other. Upon the acquisition of Embarcadero in November 2006, the Company began operating in a fourth business segment, Primary Insurance. The Company evaluates each segment based on fees and commission income, primary insurance premiums earned, reinsurance premiums earned or investment income, as applicable, and expenses that are associated with, and directly related to, each segment. The determination for the Fee Based Management Services, Primary Insurance and Reinsurance segments was based on the Company’s methodology for monitoring the performance of the self-insured group business, primary insurance and reinsurance

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

operations. The Corporate and Other segment reflects primarily investment income, expenses, investments, cash and cash equivalents and long-term debt that are not allocable to the three operating segments. Accounting policies of the segments are the same as those of the Company.

Included in income of the Fee-Based Management Services segment and underwriting expenses of the Primary Insurance segment for the year ended December 31, 2007, are $2.8 million of commissions paid by Majestic to CRM and CRM CA for excess policies placed with Majestic on behalf of the self-insured groups managed by CRM and CRM CA.

Also included in income of the Fee-Based Management Services segment and underwriting expenses of the Primary Insurance segment for the year ended December 31, 2007 are $312 thousand of management fees paid by Majestic to Eimar for claims control services on behalf of Majestic policyholders.

Premiums earned by the Reinsurance segment for the year ended December 31, 2007 include $25.1 million of earned premiums assumed from the Primary Insurance segment. Such ceded premiums reduce premiums earned in the Primary Insurance segment. Ceding commission income reported in underwriting expenses of the Primary Insurance segment for the year ended December 31, 2007 includes $2.9 million from the Reinsurance segment. Such amounts are reflected in underwriting expenses of the Reinsurance segment.

Investment income of the Reinsurance segment for the year ended December 31, 2007 includes $520 thousand of interest income on funds withheld by the Primary Insurance segment. Such amounts are reflected in interest expenses of the Primary Insurance segment.

There were no inter-segment revenues for the years ended December 31, 2006 and 2005.

The following tables set forth the Company’s revenues, expenses, income before taxes and total assets by business segment and combined:

	For the Year Ended December 31, 2007
	Fee-Based
	Management	Primary		Corporate
	Services	Insurance	Reinsurance	and Other	Eliminations	Total
	(Dollars in thousands)

Revenues:
Net premiums earned	$—	$91,560	$25,283	$—	$—	$116,843
Management fees	35,452	—	—	—	(3,096)	32,356
Investment income	120	8,421	3,015	345	(520)	11,381

Total revenues	35,572	99,981	28,298	345	(3,616)	160,580

Expenses:
Underwriting expenses	—	72,730	11,152	—	(3,096)	80,786
Interest expense	18	520	—	3,899	(520)	3,917
Depreciation and amortization	809	85	—	42	—	936
Operating expenses	37,831	10,397	1,030	3,929	—	53,187

Total expenses	38,658	83,732	12,182	7,870	(3,616)	138,826

Income before taxes	$(3,086)	$16,249	$16,116	$(7,525)	$—	$21,754

Total assets	$8,610	$329,107	$86,375	$7,662	$(52,359)	$379,395

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31, 2006
	Fee-Based			Corporate
	Management	Primary		and
	Services	Insurance	Reinsurance	Other	Eliminations	Total
	(Dollars in thousands)

Revenues:
Net premiums earned	$—	$7,736	$22,966	$—	$—	$30,702
Management fees	39,997	—	—	—	—	39,997
Investment income	102	850	2,618	707	—	4,277

Total revenues	40,099	8,586	25,584	707	—	74,976

Expenses:
Underwriting expenses	—	6,367	12,372	—	—	18,739
Interest expense	33	—	—	500	—	533
Depreciation and amortization	266	14	—	—	—	280
Operating expenses	34,943	997	630	3,022	—	39,592

Total expenses	35,242	7,378	13,002	3,522	—	59,144

Income before taxes	$4,857	$1,208	$12,582	$(2,815)	$—	$15,832

Total assets	$7,111	$217,564	$71,383	$10,295	$—	$306,353

	For the Year Ended December 31, 2005
	Fee-Based			Corporate
	Management	Primary		and
	Services	Insurance	Reinsurance	Other	Eliminations	Total
	(Dollars in thousands)

Revenues:
Net premiums earned	$—	$—	$8,362	$—	$—	$8,362
Management fees	36,495	—	—	—	—	36,495
Investment income	(2)	—	(28)	12	—	(18)

Total revenues	36,493	—	8,334	12	—	44,839

Expenses:
Underwriting expenses	—	—	6,057	—	—	6,057
Interest expense	107	—	—	—	—	107
Depreciation and amortization	226	—	—	—	—	226
Operating expenses	30,600	—	200	311	—	31,111

Total expenses	30,933	—	6,257	311	—	37,501

Income before taxes	$5,560	$—	$2,077	$(299)	$—	$7,338

Total assets	$5,104	$—	$59,360	$19,443	$—	$83,907

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

Note 22. Quarterly Data (Unaudited)

Summarized below are the unaudited quarterly financial data for 2007 and 2006.

	Quarter Ended
2007	March 31	June 30	September 30	December 31
	(Dollar amounts in thousands, except per share data)

Revenues
Net premiums earned	$22,822	$33,515	$28,925	$31,582
Fee-based management services	9,513	8,094	7,639	7,110
Investment income	2,316	2,624	2,975	3,465

Total revenues	34,651	44,233	39,539	42,157

Expenses
Losses and loss adjustment expenses	13,010	19,969	14,195	16,487
Fees paid to general agents and brokers	2,760	2,844	2,449	2,142
Policy acquisition costs	4,052	4,053	4,097	4,924
Selling, general and administrative expenses	10,847	10,309	11,413	11,357
Interest expense	972	977	991	977

Total expenses	31,641	38,152	33,145	35,887

Income before taxes	3,010	6,081	6,394	6,270
Provision for income taxes	112	922	(757)	1,334

Net income	$2,898	$5,159	$7,151	$4,936

Basic earnings per share	$0.18	$0.32	$0.44	$0.30
Diluted earnings per share	$0.18	$0.32	$0.44	$0.30
Weighted average shares outstanding:
Basic	16,274	16,286	16,289	16,306
Diluted	16,274	16,319	16,300	16,318

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

	Quarter Ended
2006	March 31	June 30	September 30	December 31
	(Dollar amounts in thousands, except per share data)

Revenues
Net premiums earned	$4,311	$5,603	$6,287	$14,501
Fee-based management services	9,695	9,908	10,053	10,341
Investment income	737	784	1,001	1,755

Total revenues	14,743	16,295	17,341	26,597

Expenses
Losses and loss adjustment expenses	1,034	1,197	2,263	5,996
Fees paid to general agents and brokers	2,753	2,514	2,660	3,008
Policy acquisition costs	1,292	1,681	1,897	3,379
Selling, general and administrative expenses	6,664	6,622	6,615	9,036
Interest expense	29	2	1	501

Total expenses	11,772	12,016	13,436	21,920

Income before taxes	2,971	4,279	3,905	4,677
Provision for income taxes	(53)	557	563	509

Net income	$3,024	$3,722	$3,342	$4,168

Basic earnings per share	$0.19	$0.23	$0.21	$0.26
Diluted earnings per share	$0.19	$0.23	$0.21	$0.26
Weighted average shares outstanding:
Basic	16,247	16,247	16,247	16,248
Fully diluted	16,339	16,383	16,247	16,248

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

For the year ended December 31, 2007, we conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

The management of CRM Holdings, Ltd. is responsible for establishing and maintaining effective internal control over financial reporting. Our company’s internal control system was designed to provide reasonable assurance to the our management and our Board of Directors regarding the preparation and fair presentation of published financial statements. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance with respect to financial statement preparation. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Johnson Lambert & Co. LLP, an independent registered public accounting firm, as stated in their report which appears on Page 72 hereof.

Changes in Internal Control over Financial Reporting

During the fourth quarter the company undertook and completed the outsourcing of the majority of its information technology (“IT”) operations to an unrelated third party vendor. This outsourcing arrangement included the establishment of a new data center facility and the implementation of a new data and telecommunications network. In addition, to the outsourcing of facilities and network, IT infrastructure and operational support staff was part of the outsourcing agreement. As of year end, many of the Majestic systems were separated from the former parent company and subsequently migrated to this new infrastructure. The balance of the company systems are scheduled to migrate in the first quarter of 2008.

Also during the fourth quarter, the Company implemented at its other companies the general ledger, and chart of accounts systems historically being used by Majestic. In conjunction therewith, new consolidation reporting tools were also implemented. The integration of these new systems and processes was substantially completed before year end and finalized prior to completion of year end testing and financial reporting.

As a result, certain processes and workflows changed which resulted in changes to internal IT and financial reporting controls. Following implementation all related key controls were validated according to the Company’s established processes.

These outsourcing and general ledger/financial reporting changes were undertaken to standardize systems, and to improve efficiencies and management reporting, and were not undertaken in response to any actual or perceived significant deficiencies in existing Company internal control over financial reporting.

Other than the changes discussed above, there have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item and not provided herein will be contained in our Proxy Statement, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2007, and such information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this Item and not provided herein will be contained in our Proxy Statement, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2007, and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item and not provided herein will be contained in our Proxy Statement, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2007, and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item and not provided herein will be contained in our Proxy Statement, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2007, and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this Item and not provided herein will be contained in our Proxy Statement, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2007, and such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The following financial statements of CRM Holdings have been included in Part II, Item 8 hereof:

2.	Financial Statement Schedules

The following financial statements schedules are filed as part of this report.

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is provided elsewhere in the consolidated financial statements.

Exhibits

		Incorporation by Reference
Exhibit					Filing	Filed
Number	Description	Form	File No.	Exhibit	Date	Herewith

2.1	Reorganization Agreement, by and among the Company, Compensation Risk Managers, LLC, Compensation Risk Managers of California, LLC, EIMAR, L.L.C., Twin Bridges, the individuals named therein and Village Holdings, LLC, dated December 7, 2005	S-1/A	333-128424	2.1	12/7/2005
2.2	Stock Purchase Agreement, dated September 8, 2006, by and among Embarcadero, the shareholders of Embarcadero, the Company, and CRM USA Holdings Inc.	8-K	001-32705	2.1	9/11/06
2.3	Amendment No. 1, dated November 14, 2006, to the Stock Purchase Agreement dated September 8, 2006, by and among Embarcadero, the shareholders of Embarcadero, the Company, and CRM USA Holdings Inc.	8-K	001-32705	2.1	11/14/06
3.1	Memorandum of Association of the Company	S-1	333-128424	3.1	9/19/05
3.2	Bye-Laws of the Company	S-1	333-128424	3.2	9/19/05
3.3	Amended and Restated Bye-Laws of the Company	S-1/A	333-128424	3.3	12/7/05
4.1	Specimen Common Share Certificate	S-1/A	333-128424	4.1	12/20/05
4.2	Amended and Restated Declaration of Trust, dated as of November 14, 2006, among CRM USA Holdings, CRM Holdings, the Trust, The Bank of New York Delaware, as Delaware trustee, The Bank of New York Trust Company, National Association, as institutional trustee, and the administrators named therein, including the form of trust preferred securities which is an exhibit thereto.	8-K	001-32705	4.1	11/14/06
4.3	Indenture, dated as of November 14, 2006, between CRM USA Holdings and The Bank of New York Trust Company, National Association, as trustee, including the form of debenture which is an exhibit thereto.	8-K	001-32705	4.2	11/14/06
4.4	Guarantee Agreement, dated as of November 14, 2006, between CRM Holdings and The Bank of New York Trust Company, National Association, as trustee.	8-K	001-32705	4.3	11/14/06
4.5	Guarantee Agreement, dated as of November 14, 2006, between CRM USA Holdings and The Bank of New York Trust Company, National Association, as trustee. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on November 14, 2006.	8-K	001-32705	4.4	11/14/06
10.1	Senior Debt Security Agreement of Embarcadero Insurance Holdings, Inc., dated May 22, 2003.	S-1	333-139741	10.2	12/29/06

		Incorporation by Reference
Exhibit					Filing	Filed
Number	Description	Form	File No.	Exhibit	Date	Herewith

10.2	Lease Agreement between Oakwood Partners L.L.C. and Compensation Risk Managers, LLC, dated August 5, 2005.	S-1	333-128424	10.4	9/19/05
10.3	Amendment to Agreement of Lease dated August 5, 2007, dated as May 24, 2007, between Oakwood Partners, L.L.C. and Compensation Risk Managers, LLC,	8-K	001-32705	10.1	5/31/07
10.4	Amended and Restated Loan Agreement dated October 3, 2005, between Compensation Risk Managers, LLC and KeyBank National Association	S-1/A	333-128424	10.12	11/7/05
10.5	Amendment to the Amended and Restated Loan Agreement dated October 3, 2005, dated as of June 12, 2007, between Compensation Risk Managers, LLC and KeyBank National Association	8-K	001-32705	10.1	6/15/07
10.6	Amended and Restated Loan Agreement dated October 3, 2005, between Twin Bridges (Bermuda) Ltd. and KeyBank National Association	S-1/A	333-128424	10.10	11/7/05
10.7	Amendment to Amended and Restated Loan Agreement dated October 3, 2005, dated as of June 30, 2006, between Twin Bridges (Bermuda) Ltd. and KeyBank National Association	8-K	001-32705	10.2	7/7/06
10.8	Amendment to Loan Agreement dated October 3, 2005, dated as of June 12, 2007, between Twin Bridges (Bermuda) Ltd. and KeyBank National Association	8-K	001-32705	10.2	6/15/07
10.9	Employment Agreement, between the Company and Daniel G. Hickey, Jr., dated November 3, 2005	S-1/A	333-128424	10.1	11/28/05
10.10	Employment Agreement between the Company and Louis J. Viglotti, dated November 22, 2005	S-1/A	333-128424	10.15	12/7/05
10.11	Employment Agreement between the Company and James J. Scardino, dated January 1, 2007	10-Q	001-32705	10.2	5/4/07
10.12	Employment Agreement between the Company and Chester J. Walczyk, dated January 1, 2007	10-Q	001-32705	10.3	5/4/07
10.13	Employment Agreement between the Company and Robert Polansky, dated December 8, 2006	S-1	333-139741	10.19	12/29/06
10.14	Separation Agreement, dated December 19, 2006 between the Company and Martin D. Rakoff	8-K	001-32705	10.1	12/28/06
10.15	2005 Long-Term Incentive Plan	S-1/A	333-128424	10.13	12/7/05
10.16	2007 Employee Stock Purchase Plan	10-Q	001-32705	10.1	5/4/07
21.1	List of subsidiaries of the Company.					X
23.1	Consent of Johnson Lambert & Co. LLP					X
24.1	Power of Attorney					X

Incorporation by Reference
Exhibit					Filing	Filed
Number	Description	Form	File No.	Exhibit	Date	Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

CRM Holdings, Ltd. and Subsidiaries

Schedule I — Summary of Investments-Other Than Investments in Related Parties
December 31, 2007

			Amount at
			Which
			Shown on
	Amortized	Fair	Balance
Type of Investment	Cost	Value	Sheet
	(Dollars in thousands)

Fixed Maturities:
Bonds:
United States Government and government sponsored agency securities	$79,604	$80,487	$80,487
States, municipalities and political subdivisions	106,187	107,250	107,250
Mortgage-backed securities	1,682	1,683	1,683
All other corporate bonds	52,994	53,549	53,549

Total fixed maturities	240,467	242,969	242,969
Equity securities:
Common stocks	15,290	16,837	16,837
Preferred stocks	6,414	5,537	5,537

Total equity securities	21,704	22,374	22,374
Other long-term investments	1,083	1,083	1,083
Short-term investments	786	786	786

Total investments	$264,040	$267,212	$267,212

CRM Holdings, Ltd. (Parent Only)

Schedule II — Condensed Financial Statements
Condensed Balance Sheets

	December 31,
	2007	2006
	(Dollars in thousands)

ASSETS
Cash and cash equivalents	$4,516	$1,402
Fixed-maturity securities, available-for-sale (amortized cost nil and $4,919 thousand )	—	4,916
Investments in wholly-owned subsidiaries	101,615	77,889
Amounts due from subsidiaries	2,046	628
Other assets	63	—

Total assets	$108,240	$84,835

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expenses	$769	$1,137

Total liabilities	769	1,137

Common Stock
Authorized 50 billion shares; $.01 par value; 16.0 and 15.5 million common shares issued and outstanding;	160	155
0.4 and 0.8 million Class B shares issued and outstanding	4	8
Additional paid-in capital	71,040	69,413
Retained earnings	36,267	14,125
Accumulated other comprehensive loss	—	(3)

Total shareholders’ equity	107,471	83,698

Total liabilities and shareholders’ equity	$108,240	$84,835

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

CRM Holdings, Ltd. (Parent Only)

Schedule II — Condensed Financial Statements
Condensed Statements of Income

	For the Years Ended
	December 31,
	2007	2006	2005
	(Dollars in thousands)

Revenues
Investment income	$232	$705	$13

Total revenues	232	705	13

Expenses
Selling, general and administrative expenses	2,216	2,821	311

Total expenses	2,216	2,820	311

Loss before taxes and equity earnings in subsidiaries	(1,984)	(2,116)	(298)
Provision for income taxes	—	—	—

Loss before equity in earnings of subsidiaries	(1,984)	(2,116)	(298)
Equity in earnings of subsidiaries	24,126	16,372	167

Net income (loss)	$22,142	$14,256	$(131)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

CRM Holdings, Ltd. (Parent Only)

Schedule II — Condensed Financial Statements
Condensed Statement of Cash Flows

	For the Years Ended
	December 31,
	2006	2005	2005
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$22,142	$14,256	$(131)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(24,126)	(16,372)	(167)
Amortization of unearned compensation, restricted stock	1,571	508	13
Amortization of discounts on fixed maturity securities	(81)	(601)	—
Net realized losses on sale of fixed-maturity securities	—	2
Dividends received from wholly-owned subsidiaries	2,000	1,000	—
Changes in:
Other accrued expenses	(368)	829	308
Other assets	(61)	—	—

Net cash provided by (used in) operating activities	1,077	(378)	23

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed-maturity securities	—	(74,174)	—
Proceeds from sales and maturities of fixed-maturity securities	5,000	69,854	—
Return of capital from wholly-owned subsidiaries	—	7,000	—
Capital contributions to wholly-owned subsidiaries	(1,600)	(17,000)	(52,350)

Net cash provided by (used in) investing activities	3,400	(14,320)	(52,350)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	—	—	68,704
Reclassification of net assets of pre-restructuring entities	—	—	350
(Decrease) increase in accrued IPO costs	—	(2,411)	2,411
Issuance of common shares — employee stock purchase plan	145	—	—
Retirement of common shares — share-based compensation	(90)	(30)	—
(Decrease) increase in amounts due from wholly-owned subsidiaries	(1,418)	(902)	305

Net cash (used in) provided by for financing activities	(1,363)	(3,343)	71,770

Net increase (decrease) in cash	3,114	(18,041)	19,443
Cash and cash equivalents
Beginning	1,402	19,443	—

Ending	$4,516	$1,402	$19,443

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

CRM Holdings, Ltd. (Parent Only)

Schedule II — Condensed Financial Statements
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

During 2007 and 2006, Twin Bridges (Bermuda) Ltd. declared and paid dividends of $2.0 million and $1.0 million to CRM Holdings, Ltd. No dividends were declared or paid to CRM Holdings, Ltd in 2005.

CRM Holdings, Ltd. and Subsidiaries

Schedule III — Supplementary Insurance Information
Years Ended December 31,

							Benefits,
		Future		Other			Claims,
		Policy		Policy			Losses and
	Deferred	Benefits,		Claims			Loss	Amortization
	Policy	Losses and		and		Net	Adjustment	of Policy	Other
	Acquisition	Loss	Unearned	Benefits	Earned	Investment	Expenses	Acquisition	Operating	Premiums
	Costs	Expenses	Premiums	Payable	Premiums	Income	Incurred	Costs	Expenses	Written
	(Dollars in thousands)

2007
Primary insurance	$682	$188,881	$8,744	$—	$91,561	$8,421	$57,378	$15,352	$11,827	$93,513
Reinsurance	564	18,438	4,263	—	25,282	3,008	6,696	4,456	1.021	25,393
Eliminations(1)	(623)	(18,471)	(4,154)	—	—	(520)	(413)	(2,683)	(520)	—

	$623	$188,848	$8,853	$—	$116,843	$10,909	$63,661	$17,125	$12,328	$118,906
2006
Primary insurance	$79	$141,880	$4,554	$—	$7,736	$850	$5,028	$1,339	$1,012	$7,259
Reinsurance	1,064	11,742	3,526	—	22,966	2,617	5,462	6,910	667	24,998
Eliminations(1)	—	—	—	—	—	—	—	—	—	—

	$1,143	$153,622	$8,080	—	$30,702	$3,467	$10,490	$8,249	$1,679	$32,257
2005
Primary insurance	$—	$—	$—	$—	$—	$—	$—	$—	$—	$ —_
Reinsurance	442	6,280	1,494	—	8,362	(28)	3,584	2,473	396	5,076
Eliminations(1)	—	—	—	—	—	—	—	—	—	—

	$442	$6,280	$1,494	—	$8,362	$(28)	$3,584	$2,473	$396	$5,076

(1)	Includes the elimination of treaty and quota share reinsurance ceded from Majestic to Twin Bridges.

CRM Holdings, Ltd. and Subsidiaries

Schedule IV — Reinsurance
Years Ended December 31,

					Percentage
		Ceded to	Assumed		of Amount
	Direct	Other	from Other		Assumed to
	Amount	Companies	Companies	Net Amount	Net
	(Dollars in thousands)

Workers’ Compensation Insurance:
2007
Primary insurance	$167,675	$(76,354)	$240	$91,561	0.3%
Reinsurance	250	(79)	25,111	25,282	99.3%
Eliminations(1)	—	25,111	(25,111)	—	0.0%

	$167,925	$(51,322)	$ ,240	$116,843	75.2%
2006
Primary insurance	$8,374	$(753)	$116	$7,737	1.5%
Reinsurance	—	—	22,965	22,965	100.0%
Eliminations(1)	—	—	—	—	0.0%

	$8,374	$(753)	$23,081	$30,702	75.2%
2005
Primary insurance	$—	$—	$—	$—	0.0%
Reinsurance	—	—	8,362	8,362	100.0%
Eliminations(1)	—	—	—	—	0.0%

	$—	$—	$8,362	$8,362	100.0%

(1)	Includes the elimination of treaty and quota share reinsurance ceded from Majestic to Twin Bridges.

CRM Holdings, Ltd. and Subsidiaries

Schedule V — Valuation and Qualifying Accounts
Years Ended December 31,

	Balance at			Balance at
	Beginning of			End of
Description	Period	Additions	Deductions	Period
(Dollars in thousands)

2007
Primary insurance	$163	$164	$123	$203
Reinsurance	—	—	—	—
Eliminations(1)	—	—	—	—

	$163	$164	$123	$203
2006
Primary insurance	$—	$165	$2	$163
Reinsurance	—	—	—	—
Eliminations(1)	—	—	—	—

	$—	$165	$2	$163
2005
Primary insurance	$—	$—	$—	$—
Reinsurance	$—	$—	$—	$—
Eliminations(1)	—	—	—	—

	$—	$—	$—	$—

(1)	Includes the elimination of treaty and quota share reinsurance ceded from Majestic to Twin Bridges.

CRM Holdings, Ltd. and Subsidiaries

Schedule VI — Supplemental Information Concerning Insurance Operations
Years Ended December 31,

							Loss and Loss
		Reserve for					Adjustment			Paid Claims
	Deferred	Losses and					Expenses		Amortization	and
	Policy	Loss		Unearned		Net	Related to:		of Policy	Claim
	Acquisition	Adjustment	Discount	Reinsurance	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
	Costs	Expenses	Reserves	Premiums	Premiums	Income	Year	Year	Costs	Expenses	Written

2007
Primary insurance	$682	$188,881	$—	$8,744	$91,561	$8,421	$62,328	$(4,950)	$15,351	$35,132	$95,513
Reinsurance	564	18,438	—	4,263	25,282	3,008	9,448	(2,752)	4,456	—	25,393
Eliminations(1)	(623)	(18,471)	—	(4,154)	—	(520)	(413)	—	(2,682)	(122)	—

	$623	$188,848	$—	$8,853	$116,843	$10,909	$71,363	$(7,702)	$17,125	$35,010	$118,906
2006
Primary insurance	$79	$141,880	$—	$4,554	$7,736	$850	$6,663	$(1,635)	$1,339	$4,727	$7,259
Reinsurance	1,064	11,742	—	3,526	22,966	2,617	7,349	(1,887)	6,910	—	24,998
Eliminations(1)	—	—	—	—	—	—	—	—	—	—	—

	$1,143	$153,622	$—	$8,080	$30,702	$3,467	$14,012	$(3,522)	$8,249	$4,727	$32,257
2005
Primary insurance	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Reinsurance	442	6,280	—	1,494	8,362	(28)	3,584	—	2,473	—	5,076
Eliminations(1)	—	—	—	—	—	—	—	—	—	—	—

	$442	$6,280	$—	$1,494	$8,362	$(28)	$3,584	$—	$2,473	$—	$5,076

(1)	Includes the elimination of treaty and quota share reinsurance ceded from Majestic to Twin Bridges.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRM Holdings, Ltd.

/s/  Daniel G. Hickey, Jr.
Daniel G. Hickey, Jr.
Chief Executive Officer

Dated: March 5, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel G. Hickey, Jr. Daniel G. Hickey, Jr.	Chief Executive Officer and Chairman of the Board	March 5, 2008

/s/ James J. Scardino James J. Scardino	Chief Financial Officer	March 5, 2008

/s/ Daniel G. Hickey, Sr. Daniel G. Hickey, Sr.	Director	March 5, 2008

/s/ David M. Birsner David M. Birsner	Director	March 5, 2008

/s/ Keith S. Hynes Keith S. Hynes	Director	March 5, 2008

/s/ Charles I. Johnston Charles I. Johnston	Director	March 5, 2008

/s/ Philip J. Magnarella Philip J. Magnarella	Director	March 5, 2008

Edmund N. Pascoe	Director

/s/ Salvatore A. Patafio Salvatore A. Patafio	Director	March 5, 2008

/s/ Louis Rosner Louis Rosner	Director	March 5, 2008