Form 10-Q
period 2008-03-31
CRM Holdings, Ltd.
filed 2008-05-12
CIK 1338949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2008

Common Shares, $0.01 par value per share	16,047,951 shares
Class B Shares, $0.01 par value per share	395,000 shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CRM Holdings, Ltd.
Consolidated Balance Sheets

	Unaudited
	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Assets
Investments:
Fixed-maturity securities, available-for-sale (amortized cost $241,205 and $240,467)	$245,669	$242,969
Equity securities, available-for-sale (cost $19,610 and $21,704)	20,120	22,374
Short-term investments	90	786
Investment in unconsolidated subsidiary	1,083	1,083

Total investments	266,962	267,212
Cash and cash equivalents	37,333	33,477
Cash and cash equivalents, restricted	811	809
Accrued interest receivable	2,819	2,766
Premiums receivable, net	16,373	13,151
Reinsurance recoverable	45,041	38,584
Accounts receivable	4,439	5,000
Deferred policy acquisition costs	2,140	623
Net deferred tax asset	6,343	7,473
Goodwill and other intangible assets	3,476	3,521
Prepaid expenses	1,778	2,233
Other assets	4,438	4,546

Total assets	$391,953	$379,395

Liabilities and shareholders’ equity
Reserve for losses and loss adjustment expenses	$196,308	$188,848
Reinsurance payable	4,407	5,001
Unearned premiums	10,768	8,853
Unearned management fees and commissions	159	261
Long-term debt and other secured borrowings	44,083	44,084
Accrued expenses	22,363	24,810

Total liabilities	278,088	271,857

Common shares
Authorized 50 billion shares; $.01 par value;
16.0 million common shares issued and outstanding	160	160
0.4 million Class B shares issued and outstanding	4	4
Additional paid-in capital	68,342	68,192
Retained earnings	42,090	37,115
Accumulated other comprehensive gain, net of tax	3,269	2,067

Total shareholders’ equity	113,865	107,538

Total liabilities and shareholders’ equity	$391,953	$379,395

See Notes to Consolidated Financial Statements

CRM Holdings, Ltd.
Consolidated Statements of Income
And Comprehensive Income (Unaudited)
Three Months Ended March 31

	2008	2007
	(Amounts in
	thousands, except
	per share data)

Revenues
Net premiums earned	$32,352	$22,822
Fee-based management services	3,752	9,513
Investment income	1,642	2,317

Total revenues	37,746	34,652

Expenses
Losses and loss adjustment expenses	13,963	13,010
Fees paid to general agents and brokers	1,418	2,760
Policy acquisition costs	4,407	4,052
Selling, general and administrative expenses	12,664	10,848
Interest expense	975	972

Total expenses	33,427	31,642

Income before taxes	4,319	3,010

(Benefit) provision for income taxes	(656)	112

Net Income	$4,975	$2,898

Earnings per share:
Basic	$0.30	$0.18
Diluted	$0.30	$0.18

Weighted average shares outstanding:
Basic	16,371	16,274
Diluted	16,371	16,274

Comprehensive Income

Net Income	$4,975	$2,898

Other comprehensive gain:
Net unrealized investment holding gains arising during the period	760	710
Less reclassification adjustment for net losses included in net income	1,042	29
Income tax provision on other comprehensive income	(600)	(256)

Total other comprehensive gain	1,202	483

Total comprehensive income	$6,177	$3,381

See Notes to Consolidated Financial Statements

CRM Holdings, Ltd.
Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31

	2008	2007
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,975	$2,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of other assets and other intangible assets	293	194
Amortization of unearned compensation, restricted stock	124	260
Amortization of premiums and discounts on available-for-sale investments	(115)	(360)
Net realized gains on sale of investments	1,042	29
Deferred income tax expense (benefit)	531	(1,290)
Changes in:
Cash and cash equivalents, restricted	(2)	2,699
Accrued interest receivable	(52)	179
Premiums receivable	(3,222)	6,215
Reinsurance recoverable	(6,458)	(773)
Accounts receivable	562	(161)
Policy acquisition costs	(1,517)	703
Prepaid expenses	445	(356)
Other assets	(16)	8
Reserve for losses and loss adjustment expenses	7,480	3,513
Reinsurance payable	(594)	(2,172)
Unearned premiums	1,914	(1,796)
Unearned management fees and commissions	(102)	318
Other accrued expenses	(2,448)	4,435

Net cash provided by operating activities	2,840	14,543

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale investments	(20,212)	(44,362)
Proceeds from sales of available-for-sale investments	10,836	6,315
Proceeds from maturities of available-for-sale investments	9,803	17,546
Net sales and maturities of short-term investments	696	373
Purchases of fixed assets, net	(133)	(432)

Net cash provided by (used in) investing activities	990	(20,560)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments under long-term debt and other secured borrowings	—	(11)
Issuance of common shares — employee stock purchase plan	58	—
Retirement of common shares — share-based compensation	(32)	(12)

Net cash provided by (used in) financing activities	26	(23)

Net increase (decrease) in cash	3,856	(6,040)
Cash and cash equivalents
Beginning	33,477	21,546

Ending	$37,333	$15,506

See Notes to Consolidated Financial Statements

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 1.	Nature of Business and Significant Accounting Policies

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

New York Self-Insured Groups

The self-insured groups that were managed by CRM voluntarily terminated their active operations during the second half of 2007 and first quarter of 2008. As of April 1, 2008, CRM does not have any self-insured groups under active management in New York. CRM is continuing to administer claims for six of the self-insured groups until such time as the New York State Workers’ Compensation board assigns a new third party administrator. During this transitional period, CRM will not earn any fees in connection with the administration of these self-insured groups.

Basis of Accounting and Principles of Consolidation

The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, and accordingly do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These statements should be read in conjunction with the consolidated financial statements and notes thereto for CRM Holdings included in Form 10-K for the year ended December 31, 2007 for CRM Holdings. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the three months ended March 31, 2008 and cash flows for the three months ended March 31, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008. The interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated upon consolidation. Business segment results are presented net of all material inter-segment transactions.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Nature of Business and Significant Accounting Policies, Continued
Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect certain reported amounts and disclosures. These estimates are inherently subject to change, and actual results may ultimately differ materially from those estimates.

Reclassification

Certain prior year amounts have been reclassified to conform to the basis of presentation used in 2008.

Recent Accounting Pronouncements Not Yet Effective

In December 2007, the FASB issued FASB Statement 141 (Revised) Business Combinations (“FAS 141R”). FAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes, measures and reports the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The pronouncement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning after December 15, 2008. The Company will adopt this pronouncement in the first quarter of fiscal 2009, and it will impact any acquisitions consummated subsequent to the effective date.

In December 2007, the FASB issued FASB Statement 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“FAS 160”). FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of FAS 160 on our financial condition and results of operations.

Note 2.	Earnings per Share

Basic earnings per share are calculated using the weighted average number of common and Class B shares outstanding and excludes any dilutive effects of restricted shares, warrants, options and convertible securities. As of March 31, 2008 and 2007, there were 437 thousand and 348 thousand restricted shares and no warrants, options or convertible securities outstanding, respectively.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 2.	Earnings per Share, Continued

The following tables show the computation of the Company’s earnings per share:

	For the three months ended
	March 31,
	2008	2007
	(In thousands except per share amounts)

Net income (Numerator for Basic and Diluted earnings per share)	$4,975	$2,898

Weighted-average basic shares outstanding (Denominator for basic earnings per share)	16,371	16,274
Dilutive effect of unvested restricted shares	—	—

Weighted-average diluted shares outstanding (Denominator for diluted earnings per share)	16,371	16,274

Basic earnings per share	$0.30	$0.18

Diluted earnings per share	$0.30	$0.18

Diluted earnings per share are calculated assuming conversion of dilutive convertible securities and the exercise of all dilutive stock options and warrants using the treasury stock method. For the three months ended March 31, 2008 and 2007, 409 thousand and 248 thousand shares were excluded from the computation of diluted earnings per share because their effects were anti-dilutive.

Note 3.	Investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s available-for-sale investments are shown in the tables below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of March 31, 2008	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)

U.S. Treasury securities	$19,230	$821	$—	$20,051
Government sponsored agency securities	53,554	897	—	54,451
Obligations of states and political subdivisions	110,327	1,898	170	112,055
Corporate and other obligations	56,513	1,237	235	57,515
Mortgage-backed obligations	1,581	20	4	1,597

Total fixed-maturity securities, available-for-sale	241,205	4,873	409	245,669
Equity securities	19,610	1,541	1,031	20,120

Total investment securities, available-for-sale	$260,815	$6,414	$1,440	$265,789

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 3.	Investments, Continued

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2007	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)

U.S. Treasury securities	$19,895	$432	$12	$20,315
Government sponsored agency securities	59,709	476	13	60,172
Obligations of states and political subdivisions	106,187	1,093	30	107,250
Corporate and other obligations	52,994	610	55	53,549
Mortgage-backed obligations	1,682	14	13	1,683

Total fixed-maturity securities, available-for-sale	240,467	2,625	123	242,969
Equity securities	21,704	2,115	1,445	22,375

Total investment securities, available-for-sale	$262,171	$4,740	$1,568	$265,343

The Company regularly evaluates its fixed income and equity securities to determine whether impairment represents other-than-temporary declines in the fair value of the investments. For the three months ended March 31, 2008, the Company recorded an impairment charge of $452 thousand related to eight equity securities that we determined to be other-than-temporarily impaired. The other-than-temporarily impaired losses are due to a decline in the financial condition of the respective issuers of the equity securities and are included in realized losses as a component of investment income in our consolidated statement of income.

The Company determined that the decline in fair value of its remaining available-for-sale investments is temporary based on the Company’s analysis of the securities, considering timing, liquidity, financial condition of the issuers, actual credit losses to date, severity of the impairment and the Company’s ability and intent to hold the securities until they mature. There were no other-than-temporarily impaired losses recorded for the three months ended March 31, 2007.

The following table sets forth the gross unrealized losses included in accumulated other comprehensive losses as of March 31, 2008 related to available-for-sale fixed-maturity and equity securities. The table segregates investments that have been in a continuous unrealized loss position for less than 12 months from those that have been in a continuous unrealized loss position for twelve months or longer.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 3.	Investments, Continued

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
March 31, 2008	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
			(Dollars in thousands)

U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Government sponsored agency securities	—	—	—	—	—	—

Obligations of states and political subdivisions	11,405	148	1,679	22	13,084	170
Corporate and other obligations	5,912	65	1,977	170	7,889	235
Mortgage-backed	—	—	682	4	682	4

Total fixed-maturity securities, available for sale	17,317	213	4,338	196	21,655	409

Equity securities	7,283	920	1,843	111	9,125	1,031

Total investment securities, available-for-sale	$24,600	$1,133	$6,181	$307	$30,780	$1,440

The sources of investment income were as follows:

Three months ended March 31,	2008	2007
	(Dollars in thousands)

Interest income on cash and cash equivalents	$256	$262
Interest income on fixed-maturity securities	2,602	2,222
Interest income on other investments	26	65
Dividends	159	42
Realized gains on investments	115	174
Realized losses on investments	(1,157)	(203)

Investment income before investment expenses	2,001	2,562
Investment expenses	(359)	(245)

Total investment income	$1,642	$2,317

Investments with a fair value of $139.5 million at March 31, 2008 were on deposit with various regulatory agencies as required by law. At March 31, 2008, investments with a fair value of $4.0 million have been pledged as security under certain credit facilities as more fully described in Note 7.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 4.	Fair Value Measurements

In February 2007, the FASB issued FAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by FAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. The Company did not elect the fair value option for any eligible assets and liabilities currently held upon its adoption of FAS 159 and therefore, FAS 159 did not have an impact of its financial position, or results of operations for the three months ended March 31, 2008

The Company adopted FASB Statement 157, Fair Value Measurements (“FAS 157”), effective January 1, 2008. Under FAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date.

FAS 157 established a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”) and requires that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•
Level 1 — Valuation based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Financial assets utilizing Level 1 inputs include: exchange-traded equity securities and U.S. Treasury securities.

•
Level 2 — Valuation based on quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, etc.) or can be corroborated by observable market data. Financial assets utilizing Level 2 inputs include: exchange-traded equity securities, U.S. government and agency securities; non-U.S. government obligations; corporate and municipal bonds; and mortgage-backed securities.

•
Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The unobservable inputs reflect the Company’s own assumptions about assumptions that market participants might use. The Company has no Level 3 financial assets.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 4.	Fair Value Measurements, Continued

The adoption of FAS 157 did not result in any cumulative-effect adjustment to our beginning retained earnings at January 1, 2008 or any material impact on our results of operations, financial position or liquidity.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which permits a one-year deferral of the application of FAS 157 for all non-financial assets and non-financial liabilities. The Company has adopted FSP FAS 157-2 effective January 1, 2008. Accordingly, the provisions of FAS 157 were not applied to nonfinancial assets and nonfinancial liabilities within the scope of FSP FAS 157-2.

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are measured on a recurring basis at March 31, 2008:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Available-for-sale investments:
Fixed-maturity securities	$245,669	$21,648	$224,021	$—
Equity securities	20,120	14,366	5,754	—

Total	$265,789	$36,014	$229,775	$—

The Company had no liabilities that were measured at fair value at March 31, 2008.

Note 5.	Deferred Policy Acquisition Costs

Changes in deferred policy acquisition costs are as follows:

Three months ended March 31,	2008	2007

Balance at beginning of period	$623	$1,143

Policy acquisition costs deferred:
Commissions	3,456	2,312
Premium taxes	889	541
Other	1,577	495

	5,923	3,348
Amortization of policy acquisition costs	(4,406)	(4,052)

Net change	1,517	(704)

Balance at end of period	$2,140	$439

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 6.	Losses and Loss Adjustment Expenses

Activity in the reserve for losses and loss adjustment expenses is as follows:

As of March 31,	2008	2007

Gross liability beginning of period	$188,848	$153,622
Less reinsurance recoverable	(35,488)	(28,913)

Net liability at beginning of period	153,360	124,709

Incurred losses and LAE relating to:
Current year	21,070	14,378
Prior years	(7,107)	(1,368)

Total incurred losses and LAE	13,963	13,010

Paid losses and LAE relating to:
Current year	(605)	(596)
Prior years	(9,797)	(8,302)

Total paid losses and LAE	(10,402)	(8,898)

Net liability at end of period	156,921	128,821
Plus reinsurance recoverable	39,387	28,314

Gross liability at end of period	$196,308	$157,135

As a result of changes in estimates of insured events in the prior years, the Company’s reserve for losses and loss adjustment expenses decreased by $7.1 million in the first three months of 2008, of which $3.4 million is attributable to the primary insurance segment and $3.7 million is attributable to the reinsurance segment.

The Company’s primary insurance segment, Majestic has experienced favorable loss development as a result of favorable loss cost trends in its primary business in California as well as favorable trends in its excess business. The favorable development recognized in Majestic’s 2008 primary business was predominantly from accident year 2005, where average cost per claim has developed better than expected. Also, losses in Majestic’s excess business continue to develop better than originally expected, as losses above the self-insured retentions have failed to emerge as expected. Finally, the favorable development was somewhat aided by $0.4 million of amortization of the difference between the fair value of losses and loss adjustments at March 31, 2008 versus their stated value on the date of acquisition of Majestic.

Since the Company’s reinsurance segment, Twin Bridges, has limited historical experience, losses are estimated based on industry data and actual experience. Taking into account reported claims arising at a lower than industry average along with favorable loss cost trends being experienced by insurers in California, management considered it appropriate to establish Twin Bridges’ reserves for losses and loss adjustment expenses at the actuary’s best estimate of expected outcomes for assumed risks, except for those risks originating from self-insured groups in New York. For risks originating from self-insured groups in New York, management has decided to establish Twin Bridges’ reserve for losses and loss adjustment expense at a moderately conservative level, which is within the range of reasonable outcomes but above the actuary’s best estimate. The determination to adjust from a moderately conservative level to the actuary’s best estimate for claims from our California self-insured groups contributed to the favorable development experienced in the three months ended March 31, 2008.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 7.	Insurance Activity

The Company’s financial statements reflect the effects of direct insurance and assumed and ceded reinsurance activity. The activities of Majestic are included in the Primary Insurance segment, and the activities of Twin Bridges are included in the Reinsurance segment. All inter-company transactions are eliminated upon consolidation.

A summary of direct insurance and ceded and assumed reinsurance transactions in the affected segment is as follows:

	For the three months ended March 31, 2008
		Reinsur-
	Primary	ance	Elimina-	Consoli-
	Segment	Segment	tions	dated
	(Dollars in thousands)
Written premiums
Direct	$35,444	$—	$—	$35,444
Assumed	68	17,500	(17,500)	68
Ceded	(20,483)	—	17,500	(2,983)

Net written premiums	$15,029	$17,500	$—	$32,529

Earned premiums
Direct	$35,156	$87	$—	$35,244
Assumed	68	14,768	(14,768)	68
Ceded	(17,707)	(21)	14,768	(2,960)

Net earned premiums	$17,517	$14,834	$—	$32,352

Losses and loss adjustment expenses
Direct	$21,720	$(59)	$(719)	$20,942
Assumed	24	5,547	(5,547)	24
Ceded	(12,564)	14	5,547	(7,003)

Net losses and loss adjustment expenses	$9,180	$5,502	$(719)	$13,963

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 7.	Insurance Activity, Continued

	For the three months ended March 31, 2007
		Reinsur-
	Primary	ance	Elimina-	Consoli-
	Segment	Segment	tions	dated
	(Dollars in thousands)
Written premiums
Direct	$22,029	$—		$22,029
Assumed	100	3,009	(2,761)	348
Ceded	(4,713)	—	2,761	(1,952)

Net written premiums	$17,416	$3,009	$—	$20,425

Earned premiums
Direct	$21,628	$—		$21,628
Assumed	100	5,970	(2,761)	3,309
Ceded	(4,876)	—	2,761	(2,115)

Net earned premiums	$16,852	$5,970	$—	$22,822

Losses and loss adjustment expenses
Direct	$12,836	$—	$—	$12,836
Assumed	46	1,910	(883)	1,073
Ceded	(1,782)	—	883	(899)

Net losses and loss adjustment expenses	$11,100	$1,910	$—	$13,010

Majestic’s direct earned premiums consist of the expired portion of annual premiums accepted for primary policies issued to individual insured businesses and excess policies issued to self-insured groups or self-insured individual enterprises.
•
Prior to August 1, 2007, Majestic participated in an excess of loss reinsurance treaty, under which the reinsurers reimburse Majestic for losses and loss adjustment expenses over $600 thousand up to $50 million on a per occurrence basis. Majestic is liable for losses and loss adjustment expenses that exceed $50 million up to statutory limits. Effective August 1, 2007, Majestic entered into a new excess of loss coverage treaty with unaffiliated reinsurers and Twin Bridges under which the reinsurers reimburse Majestic for losses and loss adjustment expenses in excess of $500 thousand up to $100 million on a per occurrence basis. Majestic is liable for losses and loss adjustment expenses that exceed $100 million up to statutory limits. Majestic’s excess of loss treaty expires on June 30, 2008.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 7.	Insurance Activity, Continued

In addition to direct excess policies to self-insured individual enterprises, Twin Bridges has the following reinsurance agreements with Majestic:
•
Effective January 1, 2007, Majestic entered into a 90% ceded quota share agreement with Twin Bridges for all new and renewal excess workers’ compensation coverage issued by Majestic to certain of the self-insured groups managed by CRM and CRM CA and unaffiliated self-insured third parties.

•
In 2007, Majestic completed an assignment, assumption and novation (“Novation”) agreement with New York Marine & General Insurance Company (“NY Marine & General”). Under the terms of the Novation, Majestic was substituted as the insurance company for almost all of the excess policies issued by NY Marine & General to certain of the self-insured groups managed by CRM and CRM CA. NY Marine & General transferred and assigned to Majestic all of its respective rights, duties and obligations under the excess workers’ compensation policies issued to certain self-insured groups during the policy years 2003 through 2006. In connection with this, NY Marine & General also transferred and assigned its rights, duties and obligations to Majestic under two quota share reinsurance agreements previously entered into between NY Marine & General and Twin Bridges.

•
Twin Bridges has a 50% participation in a layer of Majestic’s excess of loss treaty that was effective August 1, 2007, for the loss and loss adjustment expenses in excess of $500 thousand per occurrence up to $750 thousand, exclusive of primary workers’ compensation business written in New York and Florida.

•
Effective October 1, 2007, Majestic’s excess of loss treaty was amended to increase the amount of coverage provided by Twin Bridges for primary workers’ compensation insurance business written issued by Majestic in the states of New York and Florida. Twin Bridges is a 100% participation in Majestic’s excess of loss treaty for losses and loss adjustment expenses in excess of $500 thousand up to $2 million for primary business written exclusively in New York and Florida.

•
Effective January 1, 2008, Majestic entered into a 40% ceded quota share agreement with Twin Bridges whereby Twin Bridges assumes 40% of the first $500 thousand of premiums and losses and loss adjustment expenses of Majestic’s primary insurance policies in force.

At March 31, 2008, Majestic held collateral under reinsurance agreements in the form of letters of credit totaling $21.3 million that may be drawn against any amounts remaining unpaid for more than 120 days. At March 31, 2008, no amounts were drawn under the letters of credit.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 7.	Insurance Activity, Continued

Twin Bridges is required to provide Majestic with security for all reinsurance agreements. Majestic is holding $19.3 million of cash as collateral for the reinsurance agreements described above. For the excess policies not insured by Majestic, Twin Bridges is required to provide certain collateral to secure its obligations to NY Marine & General. Letters of credit totaling $4.0 million and $39.6 million as of March 31, 2008 and 2007, respectively, were issued under letter of credit facilities to secure reserves assumed from NY Marine & General under the quota share reinsurance agreements associated with the Novation agreement. Of these letters of credit, $4.0 million and $33.1 million were secured by a combination of investments and cash and cash equivalents as of March 31, 2008 and 2007, respectively, pursuant to the secured letter of credit facility. The balance of the letters of credit outstanding on those dates was issued pursuant to the unsecured letter of credit facility.

Note 8.	Income Taxes

The Company is subject to the provisions of FIN No. 48 beginning on January 1, 2007, and has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN No. 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN No. 48.

In accordance with accounting policy, the Company continues to recognize interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The Company did not incur any income tax related interest income, interest expense or penalties for the three months ended March 31, 2008 and 2007.

CRM USA Holdings and its subsidiaries file federal income tax returns and income tax returns in various state jurisdictions. Tax years 2003 through 2007, and 2002 through 2007 are subject to examination by federal and state tax authorities, respectively. There are no income tax examinations currently in process.

The income tax provision differs from the amount computed by applying the U.S. Federal income tax rate of 35% to income before taxes as a result of the following:

For the three months ended March 31,	2008	2007

Theoretical Federal income tax at statutory rate of 35%	$1,512	$1,053
Tax-free Bermuda-domiciled income	(1,827)	(742)
Tax-exempt investment income	(292)	(212)
Other	(49)	13

Income tax (benefit) provision	$(656)	$112

Management believes that its net deferred tax asset will be fully recognized in future periods and, therefore, has not established a valuation allowance with respect to such assets as of March 31, 2008 and 2007.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 9.	Share-Based Compensation

The Company has adopted the 2005 Long-Term Incentive Plan (the “Plan”) that provides for grants of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights, performance awards, restricted share units, phantom shares and other share based awards to the Company’s executives, directors and key employees. Under the Plan, 1.5 million shares are authorized for issuance. To date, the Company has only granted restricted shares under the Plan. Restricted shares issued under the plan has terms set by the Company’s Compensation Committee, and contain certain restrictions relating to, among other things, vesting and forfeiture in the event of termination of employment. The restricted shares generally vest in three equal installments over a three year period from when they are granted. The fair value of the shares awarded is calculated using the market price one day prior to the date of grant.

At March 31, 2008 there was $3.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.4 years. The Company recorded share-based compensation expense under the 2005 Long-Term Incentive Plan of $91 thousand and $176 thousand net of income tax benefits of $32 thousand and $85 thousand during the three months ended March 31, 2008, and 2007, respectively.

Following is a summary of non-vested shares as of March 31, 2008 and changes during the year:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Balance, December 31, 2007	332,764	$10.38
Granted during the period	171,584	7.24
Vested during the period	(59,091)	8.70
Forfeited during the period	(7,900)	10.89

Balance, March 31, 2008	437,358	$8.12

The Company has also adopted the 2007 Employee Stock Purchase Plan (“ESPP”), which is a qualified employee stock purchase plan under Section 423 of the Code and provides the Company’s employees with an opportunity to purchase the Company’s common shares through accumulated payroll deductions at a discounted purchase price. The ESPP provides for three month offering and purchase periods, and participants are able to purchase shares at 85% of the lower of the closing price of the Company’s common shares on the first or last day of the three month purchase period. The ESPP has 200 thousand shares authorized for issuance.
During the three months ended March 31, 2008, 10 thousand shares were purchased under the plan related to the October 1, 2007 quarterly offering period which ended on December 31, 2007. In April 2008, 11 thousand shares were purchased and related to the January 1, 2008 offering period which ended March 31, 2008.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 9.	Share-Based Compensation, Continued

Compensation cost is recognized for each three month period and is based on the fair value of shares at the purchase date, less the price the participant pays for the shares. Compensation costs recognized under the ESPP for the three months ended March 31, 2008 was $9 thousand.

Share purchases under the ESPP were approved in May 2007 and therefore, there were no common shares issued and no compensation costs recorded in the first three months of 2007.

Note 10.	Related Parties

The Company conducts business with an insurance broker whose owners include one of the Company’s directors and a member/owner of the pre-restructuring LLCs. The Company pays the broker fees for business placed with several of the self insurance groups managed by the Company. In addition, the Company leased office space and purchases various liability, property and casualty insurance coverage from the broker.

The following table represents amounts paid to the broker for services rendered:

For the three months ended March 31,	2008	2007
	(Dollars in thousands)
Fees paid to general agents and brokers	$25	$49
Other operating expenses	4	10

	$29	$60

Note 11.	Contingencies

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

After an exchange of correspondence in which the New York Workers’ Compensation Board expressed dissatisfaction with Compensation Risk Managers, LLC’s (“CRM”) response to a request for certain information relating to the audit of loss reserves for the self-insured groups administered by it, the New York Workers’ Compensation Board notified CRM on February 8, 2008 that a referral had been made for a formal investigation into whether disciplinary action should be taken by the New York Workers’ Compensation Board with regard to CRM’s third party administrator’s license. Following that initial investigation, the New York Workers’ Compensation Board issued a notice to CRM that it has determined to pursue an administrative action in order to revoke CRM’s third party administrator’s license to provide third party claims administrative services to self-insured workers compensation groups in New York. Pursuant to such administrative action, CRM is entitled to present evidence at an administrative hearing to adjudicate the New York Workers’ Compensation Board’s action to revoke CRM’s third party administrative license. While CRM believes the charges are substantially without merit, there can be no assurances that CRM will ultimately prevail in the hearing or any further litigation that may be commenced. CRM has entered into discussions with the New York Workers’ Compensation Board in an effort to settle the claims related to the administrative action, however, the company cannot provide any assurance that these discussions will ultimately result in a successful settlement. The Company cannot estimate what impact, if any, this inquiry and any results from this inquiry may have on its financial position, operating results or cash flows.

In addition, CRM has received a subpoena from the New York State Attorney General’s Office (the “NY Attorney General”) requesting documents related to CRM’s administration of the Healthcare Industry Trust of New York. CRM intends to fully cooperate with the NY Attorney General’s request. To CRM’s knowledge, the NY Attorney General has not initiated any proceedings against CRM. CRM believes that the subpoena relates to the concurrent investigation being conducted by the New York Workers’ Compensation Board. The Company cannot estimate what impact, if any, this inquiry and any results from this inquiry may have on its financial position, operating results or cash flows.

During 2007, Majestic accepted, under a reservation of rights, the defense of a claim arising from a policy issued by a predecessor company in 1983. The claim alleges that the party insured under the policy is liable for an unspecified amount of money due to damages caused by the release of hazardous substances in a dry cleaning business the insured operated during the early 1980s. Majestic has set a reserve of $454 thousand, which is comprised of the policy limits together with expected defense costs, and is in addition to $158 thousand of legal expenses already paid. Because discovery is in the early stages, the Company is unable to evaluate the likelihood of an unfavorable outcome against Majestic or an estimate or range of potential loss.

On April 9, 2007, H.F.C.A. Associates Corp. and 17 related companies, all of which were members or former members of the Healthcare Industry Trust of New York, or HITNY, sued HITNY and CRM in the Supreme Court of the State of New York, Ulster County, alleging, among other things, that HITNY and CRM failed to fulfill their obligations in connection with providing workers’ compensation claims services. CRM answered the complaint, denying the plaintiffs’ material allegations. This litigation is in its early stages; the parties have not yet exchanged any responses to discovery demands. The Company is unable to evaluate the likelihood of an unfavorable outcome against CRM or an estimate or range of potential loss.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 12.	Segment Information

The Company operates as four reportable segments: Fee-Based Management Services, Primary Insurance, Reinsurance, and Corporate and Other. The Company evaluates each segment based on fees and commission income, primary insurance premiums earned, reinsurance premiums earned or investment income, as applicable, and expenses that are associated with, and directly related to, each segment. The determination for the Fee-Based Management Services, Primary Insurance and Reinsurance segments was based on the Company’s methodology for monitoring the performance of the self-insured group business, primary insurance and reinsurance operations. The Corporate and Other segment reflects primarily investment income, expenses, investments, cash and cash equivalents and long-term debt that are not allocable to the three operating segments. Accounting policies of the segments are the same as those of the Company.

Included in income of the Fee-Based Management Services segment and underwriting expenses of the Primary Insurance segment for the three months ended March 31, 2008 and 2007, respectively, are $498 thousand and $353 thousand, of commissions paid or incurred by Majestic to CRM and CRM CA for excess policies placed with Majestic on behalf of the self-insured groups managed by CRM and CRM CA.

Also included in income of the Fee-Based Management Services segment and underwriting expenses of the Primary Insurance segment for the three months ended March 31, 2008 are $720 thousand of management fees paid by Majestic to CRM and Eimar for claims control services on behalf of Majestic policyholders. CRM and Eimar did not provide claims control services on behalf of Majestic policyholders for the three months ended March 31, 2007.

Premiums earned by the Reinsurance segment for the three months ended March 31, 2008 and 2007, respectively, include $14.8 million and $2.8 million of earned premiums assumed from the Primary Insurance segment. Such ceded premiums reduce premiums earned in the Primary Insurance segment. Ceding commission income reported in underwriting expenses of the Primary Insurance segment for the three months ended March 31, 2008 and 2007, respectively, includes $3.9 million and $477 thousand from the Reinsurance segment. Such amounts are reflected in underwriting expenses of the Reinsurance segment.

Investment income of the Reinsurance segment for the three months ended March 31, 2008 and 2007, respectively, includes $201 thousand and nil of interest income on funds withheld by the Primary Insurance segment. Such amounts are reflected in interest expenses of the Primary Insurance segment.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 12.	Segment Information, Continued

The following tables set forth the Company’s revenues, expenses, income before taxes and total assets by business segment:

	For the three months ended March 31, 2008
	Fee-Based			Corporate
	Management	Primary		And	Elimina-
	Services	Insurance	Reinsurance	Other	tions	Total
	(Dollars in thousands)
Revenues:
Net premiums earned	$—	$17,518	$14,834	$—	$—	$32,352
Management fees	4,970	—	—	—	(1,218)	3,752
Investment income	(2)	1,054	716	75	(201)	1,642

Total revenues	4,968	18,572	15,550	75	(1,419)	37,746

Expenses:
Underwriting expenses	—	9,997	9,591	—	(1,218)	18,370
Interest expense	22	202	—	952	(201)	975
Depreciation and amortization	198	85	—	10	—	293
Operating expenses	7,189	4,913	219	1,468	—	13,789

Total expenses	7,409	15,197	9,810	2,430	(1,419)	33,427

Income before taxes	$(2,441)	$3,375	$5,740	$(2,355)	$—	$4,319

Total assets	$6,440	$348,000	$84,803	$15,105	$(62,395)	$391,953

	For the three months ended March 31, 2007
	Fee-Based			Corporate
	Management	Primary		and	Elimina-
	Services	Insurance	Reinsurance	Other	tions	Total
	(Dollars in thousands)
Revenues:
Net premiums earned	$—	$16,852	$5,970	$—	$—	$22,822
Management fees	9,866	—	—	—	(353)	9,513
Investment income	34	1,538	652	93	—	2,317

Total revenues	9,900	18,390	6,622	93	(353)	34,652

Expenses:
Underwriting expenses	—	14,060	3,355	—	(353)	17,062
Interest expense	—	—	—	972	—	972
Depreciation and amortization	167	27	—	—	—	194
Operating expenses	9,170	2,772	224	1,248	—	13,414

Total expenses	9,337	16,859	3,579	2,220	(353)	31,642

Income before taxes	$563	$1,531	$3,043	$(2,127)	$—	$3,010

Total assets	$7,094	$225,167	$73,227	$9,668	$(893)	$314,263

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS OF OPERATIONS
In this report, we use the terms “Company,” “we,” “us” or “our” to refer to CRM Holdings, Ltd. and its subsidiaries on a consolidated basis, unless otherwise indicated or unless the context otherwise requires.
Cautionary Statement
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
The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying our forward-looking statements:
•	the cyclical nature of the insurance and reinsurance industry;

•	premium rates;

•	investment results;

•	legislative and regulatory changes;

•	the estimation of loss reserves and loss reserve development;

•	reinsurance may be unavailable on acceptable terms, and we may be unable to collect reinsurance;

•	the occurrence and effects of wars and acts of terrorism;

•	the possibility that the outcome of any litigation or arbitration proceedings is unfavorable;

•	potential for a downgrade of our A.M. Best rating of our insurance subsidiaries;

•	the effects of competition;

•	failure to retain key personnel;

•	economic downturns; and

•	natural disasters.
These forward-looking statements involve risks and uncertainties. You should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2007 and the risks described in our other filings with the SEC, together with all of the information included in this quarterly report. We qualify all of our forward looking statements by these cautionary statements. We undertake no obligation to update any of the forward looking statements after the date of this quarterly report to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.
Overview
We are a provider of workers’ compensation insurance products. Our main business activities include underwriting primary workers’ compensation policies, underwriting workers’ compensation reinsurance and excess insurance policies, and providing fee-based management and other services to self-insured entities. We provide primary workers’ compensation insurance to employers in California, Arizona, Florida, Nevada, New Jersey, New York, and other states. We reinsure some of the primary business we underwrite and provide excess workers’ compensation coverage for self-insured organizations. We provide fee-based management services to self-insured groups in California.

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
We believe that the self-insured group product which we offer is not as attractive during periods of low premium rates and excess underwriting capacity, as we are currently experiencing in New York, because of the risks associated with the joint and several liability of the members. The increased market competition and pricing pressure, combined with certain of the self-insured groups’ status as being underfunded, were significant factors motivating our New York self-insured groups to voluntarily terminate their active operations during the second half of 2007 and first quarter of 2008. The groups’ decisions to terminate stemmed from several factors that, when combined, would make the groups’ remediation from underfunded to funded status difficult. The factors included significant reductions in the workers’ compensation rates set by the New York State Workers’ Compensation Board that are attributable to the employers of the groups, increased market competition and pricing pressures, past and anticipated member attrition, regulatory restrictions on discounts offered to the members and regulatory restrictions against adding new members.

As of April 1, 2008, we no longer have any self-insured groups under management in New York with active operations. We are continuing to administer claims for six of the self-insured groups until such time as the New York Workers’ Compensation Board assigns a new third party administrator. We have ceased to manage two of the self-insured groups, which are now being managed by a third-party administrator appointed by the New York Workers’ Compensation Board. During this transitional period, we will not earn any fees in connection with the administration of these self-insured groups. We expect that revenues from our fee-based management services in New York will be minimal in 2008 and we do not expect to derive any significant revenues from fee-based management services in New York thereafter. In addition, we expect that primary insurance and reinsurance revenues from excess policies issued to these New York self-insured groups will be minimal in 2008 and thereafter as those policies were not renewed in 2008. We are seeking to replace lost revenue by seeking profitable opportunities through geographic and business diversification. This includes the geographic expansion of our primary insurance business into New York, by leveraging our strong broker distribution network to offer primary insurance policies tor both new businesses as well as for former members of group self-insured programs.
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
Reinsurance Net Premiums Earned. Reinsurance premiums are earned over the terms of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned is included in unearned premiums and is realized as revenue in subsequent periods over the remaining terms of the policies. These premiums are reported in our reinsurance segment.
Management Fees. Our fee-based management service revenues include management fees received from our groups for management and other services. Prior to the voluntary termination of our self-insured groups in New York, the fees we receive from our New York groups were based on a percentage of the workers’ compensation rates set by the New York Workers’ Compensation Board that were attributable to the members of the groups we manage, and our fees include fees for claims management services. With respect to our groups in California, our fees are based on a percentage of premiums paid to the groups we manage by their members. Our groups in California pay fees for claims management services directly to third party administrators. In addition, we receive fees for medical bill review and case management services provided to the self-insured groups we manage and other third-parties, which are based on the specific services rendered.
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
Critical Accounting Policies and Estimates
We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the three months ended March 31, 2008 and 2007. Other than the adoption of FAS 157 and FSP FAS157-2, we believe that the accounting policies set forth in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”) and “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our 2007 Form 10-K continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements.
Results of Operations
The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations.

	Three months	Three Months
	ended March 31,	ended March 31,
	2008	2007
	(Amounts in thousands, except per share
	data)
Revenues
Net premiums earned – primary insurance segment	$17,518	$16,852
Net premiums earned – reinsurance segment	14,834	5,970
Fee-based management services	3,752	9,513
Net investment income	1,642	2,317

Total revenues	37,746	34,652

Expenses
Losses and loss adjustment expenses	13,963	13,010

Net Income	$4,975	$2,898

Earnings per share – basic	$0.30	$0.18
Earnings per share – fully diluted	$0.30	$0.18

GAAP combined ratio – Primary Insurance Segment
Loss and loss adjustment expense ratio(1)	52.4%	65.9%
Underwriting expense ratio(2)	34.3%	34.3%
GAAP combined ratio(3)	86.7%	100.2%

GAAP combined ratio – Reinsurance Segment
Loss and loss adjustment expense ratio(1)	37.1%	32.0%
Underwriting expense ratio(2)	29.0%	28.0%
GAAP combined ratio(3)	66.1%	60.0%

(1)	The loss and loss adjustment ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned.

(2)	The underwriting expense ratio is calculated by dividing underwriting and certain other operating costs, commissions and salaries and benefits by the current year’s net premiums earned.

(3)	The GAAP combined ratio is the sum of the loss and loss adjustment expense ratio and the net underwriting expense ratio.

Segment Results Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Consolidated Results
Total Revenues. Consolidated total revenues increased 9%, or $3.0 million, to $37.7 million for the three months ended March 31, 2008, from $34.7 million for the three months ended March 31, 2007. The increase in total revenues was due to $9.5 million, or 42%, increase in our consolidated net premiums earned from 2007 to 2008. This increase was offset by decreases in revenues from our fee-based management services and investment income from the same period last year.
Total Expenses. Consolidated total expenses increased 5.6%, or $1.8 million, to $33.4 million for the three months ended March 31, 2008, from $31.6 million for the three months ended March 31, 2007. The increase was primarily attributable to increases in loss and loss adjustment expenses, policy acquisition costs, selling and general administrative expenses, somewhat offset by a decrease in fees paid to general agents and brokers.
Income before Taxes. Consolidated income before taxes increased 44%, or $1.3 million, to $4.3 million for the three months ended March 31, 2008, from $3.0 million for the three months ended March 31, 2007. Increases in our primary insurance and reinsurance segments were somewhat offset by decreases in our fee-based management services segment.
Provision for Income Taxes. We recorded an income tax benefit of $656 thousand for the three months ended March 31, 2008. For the three months ended March 31, 2007, our consolidated income tax expense was $112 thousand. Our income tax provision represented the net income tax provision on taxable income of U.S. domiciled subsidiaries. CRM Holdings and Twin Bridges, our Bermuda domiciled subsidiaries are not subject to U.S. income taxation.
The income tax provision for the three months ended March 31, 2008 included a current tax benefit of $1.2 million and a deferred tax provision of $531 thousand. The current tax benefit of $1.2 million for the three months ended March 31, 2008 was primarily due to net losses in our fee-based management services segment and net losses of CRM USA Holdings and Embarcadero.
The income tax provision for the three months ended March 31, 2007 included a current tax provision of $1.5 million and a deferred tax benefit of $1.3 million. The deferred tax benefit of $1.3 million for the three months ended March 31, 2007 was primarily due to temporary difference from net loss reserves, unearned premium reserves and deferred policy acquisition costs being reported differently for financial statement purposes for federal income tax purposes.
Net Income. Net income for the three months ended March 31, 2008 increased 72%, or $2.1 million, to $5.0 million from $2.9 million for the three months ended March 31, 2007. Net income as a percentage of revenues was 13% for the three months ended March 31, 2008 compared to 8% for the three months ended March 31, 2007. The increase in net income in 2008 as compared with 2007 was due to a $1.1 million, or 90%, increase in net income in our primary insurance segment, a $2.7 million, or 89% increase in net income at our reinsurance segment, and an increase in net income of $0.3 million in our corporate and other segment. These increases were somewhat offset by a $2.0 million decrease in our fee-based management services segment.
Primary Insurance Segment
Net Premiums Earned. Total net premiums earned increased 4%, or $0.6 million, to $17.5 million for the three months ended March 31, 2008, from $ 16.9 million for the three months ended March 31, 2007. The increase was primarily attributable to the development of primary insurance business in New Jersey and New York, somewhat offset by premiums ceded to Twin Bridges pursuant to the 40% Quota Share Agreement and the runoff of the United States Longshore and Harbor Workers’ business that we voluntarily ceased writing in 2007.

Geographically, California remained our largest market, accounting for approximately $11.9 million, or 68%, of the total net primary insurance premiums earned during the three months ended March 31, 2008. Our Majestic east coast operations are continuing to develop business in selected states, focusing on New Jersey and New York. The east coast operations contributed approximately $4.8 million, or 27%, of our net primary insurance premiums earned for the three months ended March 31, 2008. The remaining states in our active operating markets accounted for approximately $800 thousand, or 5%, of our net primary insurance premiums earned for the three months ended March 31, 2008.
Net Investment Income. Net investment income decreased 31%, or $481 thousand, for the three months ended March 31, 2008, to $1.1 million from $1.5 million for the three months ended March 31, 2007. This decrease was primarily due to recorded losses from eight equity securities that were deemed to be other-than temporarily impaired as of March 31, 2008.
Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses relating to our primary insurance segment were $9.2 million for the three months ended March 31, 2008 compared to $11.1 million for the three months ended March 31, 2007, a decrease of 17%. Within that period, Majestic recorded a $3.4 million decrease in its estimated cost of settling claims as a result of favorable loss cost trends in the California market. The favorable development was predominantly from accident year 2005, where average cost per claim developed better than expected. We have established loss reserves at March 31, 2008 that are based upon our current best estimate of loss costs, taking into consideration recent data suggesting both paid losses and incurred losses are trending favorably. The loss and loss adjustment expense ratio for our primary insurance segment for the three months ended March 31, 2008 was 52% compared to 66% for the three months ended March 31, 2007. The methods for making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any adjustments are reflected in current operations.
Policy Acquisition Cost. Policy acquisition costs decreased 72%, or $2.2 million, to $0.8 million for the three months ended March 31, 2008 from $3.0 million for the three months ended March 31, 2007. This decrease is primarily due to ceding commission income paid by Twin Bridges to Majestic which relieved the policy acquisition costs otherwise incurred by Majestic. This ceding commission relates to the 40% Quota Share Agreements as described in Part I. Financial Information – Item 1. Financial Statements – Note 7. Insurance Activity. This favorable variance was somewhat offset by the allocation of selling, general and administrative expenses from our corporate and other segment as described below in Corporate and Other Segment.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 79%, or $2.2 million, for the three months ended March 31, 2008, to $5.0 million from $2.8 million for the three months ended March 31, 2007. This increase was primarily due to the allocation of selling, general and administrative expenses from our corporate and other segment.
Interest Expense. Interest expense for the three months ended March 31, 2008, includes $201 thousand of interest expense on funds withheld from Twin Bridges by Majestic under reinsurance agreements. There was no intercompany interest expense for the three months ended March 31, 2007.
Net Income. Net income attributable to the primary insurance segment for the three months ended March 31, 2008 was $2.3 million compared to $1.2 million for the three months ended March 31, 2007, an increase of 90%. The increase in net income between the three months ended March 31, 2008 and 2007 is principally attributable to the reduction of prior year’s loss reserves as described above. The underwriting expense ratio for our primary insurance segment for the three months ended March 31, 2008 and 2007 was 34%.
Reinsurance Segment
Net Reinsurance Premiums Earned. Net reinsurance premiums earned increased 149%, or $8.8 million, for the three months ended March 31, 2008, to $14.8 million from $6.0 million for the three months ended March 31, 2007. This increase was primarily attributable to net premiums ceded to Twin Bridges on Majestic’s primary insurance business, including the 40% Quota Share Agreement and participation in the Majestic excess of loss reinsurance treaty as described in Part I. Financial Information – Item 1. Financial Statements – Note 7. Insurance Activity. This increase was somewhat offset by a reduction in net premiums earned under the 90% Quota Share Agreement due to the non-renewal of certain New York self-insured groups managed by CRM.

Net Investment Income. Net investment income increased 10%, or $64 thousand, for the three months ended March 31, 2008, to $716 thousand from $652 thousand for the three months ended March 31, 2007. This increase was primarily due to interest earned by Twin Bridges on funds provided as collateral to Majestic for unpaid ceded liabilities withheld by Majestic in 2008, somewhat offset by lower investment income due to reduced investment holdings.
Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses relating to our reinsurance segment were $5.5 million for the three months ended March 31, 2008 compared to $1.9 million for the three months ended March 31, 2007, an increase of 188%. The increase is primarily due to loss and loss adjustment expenses on the reinsurance activity described above in Net Reinsurance Premiums Earned. The increase is somewhat offset by the reduction of prior years estimated losses of $3.7 million. Since the Company’s reinsurance segment, Twin Bridges, has limited historical experience, losses are estimated based on industry data and actual experience. Taking into account reported claims arising at a lower than industry average along with favorable loss cost trends being experienced by insurers in California, management considered it appropriate to establish Twin Bridges’ reserves for losses and loss adjustment expenses at the actuary’s best estimate of expected outcomes for assumed risks, except for those risks originating from self-insured groups in New York. For risks originating from self-insured groups in New York, management has decided to establish Twin Bridges’ reserve for losses and loss adjustment expense at a moderately conservative level, which is within the range of reasonable outcomes but above the actuary’s best estimate. The determination to adjust from a moderately conservative level to the actuary’s best estimate for claims from our California self-insured groups contributed to the favorable development experienced in the three months ended March 31, 2008. The loss and loss adjustment expense ratio for our reinsurance insurance segment for the three months ended March 31, 2008 was 37% compared to 32% for the three months ended March 31, 2007.. The methods for making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any adjustments are reflected in current operations.
Policy Acquisition Costs. Policy acquisition costs increased 183%, or $2.7 million, to $4.1 million for the three months ended March 31, 2008 from $1.4 million for the three months ended March 31, 2007. This increase is primarily due to policy acquisition costs on the reinsurance activity described above in Net Reinsurance Premiums Earned.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were unchanged for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. Selling, general and administrative expenses at Twin Bridges are relatively fixed in nature and not sensitive to changes in premium volume.
Net Income. Net income attributable to the reinsurance segment for the three months ended March 31, 2008 was $5.7 million compared to $3.0 million for the three months ended March 31, 2007, an increase of 89%. The increase in net income between the three months ended March 31, 2008 and 2007 is principally attributable to the net premiums ceded to Twin Bridges on Majestic’s primary insurance business as described above and the favorable reserve development. The underwriting expense ratio for our primary insurance segment was 29% for the three months ended March 31, 2008 and 2007.
Fee-Based Management Services Segment
Revenues from Fee-Based Management Services. Revenues from fee-based management services decreased 50%, or $4.9 million, for the three months ended March 31, 2008, to $5.0 million from $9.9 million for the three months ended March 31, 2007. This decrease was primarily attributable to the fact that six of eight of our New York self-insured groups elected to voluntarily terminate their active operations during the second half of 2007. The two remaining New York self-insured groups have elected to voluntarily terminate their active operations effective March 31, 2008. Accordingly, we expect negligible fee-based management income form the New York self-insured groups in the future.
We have ceased to manage two of these self-insured groups which are now being managed by a third-party administrator appointed by the New York Workers’ Compensation Board. We will continue to manage the claims of the six remaining New York self-insured groups until such time as a new third-party administrator is appointed by the New York Workers’ Compensation Board.

Fees Paid to General Agents and Brokers. Fees paid to general agents and brokers decreased by $1.4 million, to $1.4 million for the three months ended March 31, 2008, from $2.8 million for the three months ended March 31, 2007. This decrease was primarily due to our New York self-insured groups’ decisions to cease active operations as described above in Revenue from Fee-Based Management Services Segment.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.6 million, or 9%, to $6.0 million for the three months ended March 31, 2008, from $6.6 million for the three months ended March 31, 2007. This decrease was due to the reclassification of expenses that were previously reported in the fee-based management services segment which are now being reported in our corporate and other segment.
Net Income. Net loss attributable to the fee-based management services segment for the three months ended March 31, 2008 was $1.6 million compared to net income of $367 thousand for the three months ended March 31, 2007. The decrease from net income to a net loss between the three months ended March 31, 2008 and 2007 is principally attributable to the voluntary termination of the New York self-insured groups as described above in Revenues from Fee-Based Management Services.
Corporate and Other Segment
Net Investment Income. Our investment holdings and the interest rate earned on our investment holdings remained relatively unchanged from the same period last year. Accordingly, net investment income was unchanged for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.
Interest Expense. Our long-term debt and the interest rate on our long-term debt remained relatively unchanged for the same period last year. Accordingly, interest expense was unchanged for the three months ended March 31, 2008 as compared to the same period last year.
Selling, General and Administrative Expenses. As a result of a reorganization of resources brought about by the cessation of active operations of our New York trusts, selling, general and administrative expenses that were previously reported in the fee-based management services segment are now being reported in the corporate and other segment. Most of these expenses are being allocated amongst the Company’s U.S. domiciled entities based on headcount, square footage or a percentage of revenue. Selling, general and administrative expenses increased from $1.2 million for the three months ended March 31, 2008, to $1.5 million as compared to the same period last year. This increase is due to selling, general and administrative expenses that were retained within our corporate and other segment.
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
Consolidated Cash Flows. Net cash provided by operating activities decreased $11.7 million for the three months ended March 31, 2008 to $2.8 million from $14.5 million for the comparable 2007 period. The decrease in operating cash flows was primarily due to decreases in accrued expenses related to our current tax liability, decreases in other payables, increases in reinsurance recoverables and premiums receivable in our primary insurance segment, and decreases in cash held as collateral in our reinsurance segment.
Net cash provided by investing activities increased $21.6 million for the three months ended March 31, 2008 to $990 thousand from net cash used in investing activities of $20.6 million for the comparable 2007 period. This increase was primarily due to decreases in purchases of available-for-sale investments, somewhat offset by net decreases from sales and maturities of our available-for-sale investments.

Net cash flows provided by financing activities increased $49 thousand for the three months ended March 31, 2008 to $26 thousand, from net cash used in financing activities of $23 thousand for the comparable 2007 period. This increase is primarily due to the issuance of common shares related to our employee stock purchase plan for the three months ended March 31, 2008.
Capital Resources. In our insurance and reinsurance subsidiaries, Majestic and Twin Bridges, cash and liquid investments are required to pay claims and expenses, but the amount of capital in our insurance and reinsurance subsidiaries influences how much premium we can write.
Majestic and Twin Bridges have been assigned insurer financial strength ratings of “A-” (Excellent) by A.M. Best. In April 2008, A.M. Best placed the financial strength ratings of Majestic and Twin Bridges under review with negative implications. Concurrently, A.M. Best placed the issuer credit ratings of “bbb-” of CRM Holdings, Embarcadero Insurance Holdings and CRM USA Holdings under review with negative implications. Additionally, A.M. Best placed the debt rating of “bb” of the trust preferred securities of CRM USA Holdings and the “bb” of the surplus notes of Embarcadero Insurance Holdings, Inc. under review with negative implications. The rating actions reflect A.M. Best’s concern over the potential impact on Majestic and Twin Bridges from the issues faced by CRM and CRM Holdings. The issues stem from administrative charges brought by the New York Workers’ Compensation Board, which could result in the possible revocation of the third party administrator license of CRM in New York and potential fines and/or penalties against CRM associated with the allegations. Additionally, the under review status reflects the impact on the financial flexibility of CRM Holdings due to the decline in the market value of its common shares following the announced charges, as well as the limited capital available through its insurance subsidiaries to support their anticipated growth. Furthermore, 2007 capitalization levels at Majestic fell somewhat short of the requirement by A.M. Best for the ratings based on higher premium growth, partially attributable to previously self-insured business being written on a first dollar basis.
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
Fair Value Measurements
The Company adopted FAS 157, effective January 1, 2008. FAS 157 creates a common definition of fair value, establishes a hierarchy for determining fair value that emphasizes the use of observable market data whenever available and requires expanded disclosures, as described in more detail in Part I Financial Information Item 1 Financial Statements Note 4 Fair Value Measurements.
We outsource investment accounting services for our available-for-sale investment portfolio to a third party. Through this third party, we use nationally recognized pricing services, to estimate fair value measurements for our investments. These pricing services include FT Interactive Data, Hub Data, J.J. Kenny, Standard & Poors and Reuters and the Bloomberg Financial Market Services.
The pricing service uses market quotations for securities that have quoted prices in active markets. When quoted prices are unavailable, the pricing service uses significant other observable inputs that are more subjective, such as pricing models or other financial analytical methods.
To validate the techniques or models used by the pricing services, we compare the fair value estimates to our perception of the current market and will challenge any prices deemed not to be representative of fair value.
Off-Balance Sheet Transactions
We have no off-balance sheet arrangements or transactions with unconsolidated, special purpose entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the Company’s market risk components since December 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
For the quarter ended March 31, 2008, we conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
During the first quarter the company implemented several enhancements to its internal controls:
•
additional personnel were added to the accounting and internal audit staffs to enhance the segregation of duties, improve the timeliness of certain account reconciliations and improve the timeliness of internal controls testing;

•	formalized additional entity level controls concerning management reviews;
•	initiated additional spreadsheet controls; and.
•	initiated departmental ‘sub certifications’ for each of the significant business cycle processes.
These changes were undertaken to further improve efficiencies and management reporting.
There were no other changes in the Company’s internal control over financial reporting that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
After an exchange of correspondence in which the New York Workers’ Compensation Board expressed dissatisfaction with Compensation Risk Managers, LLC’s (“CRM”) response to a request for certain information relating to the audit of loss reserves for the self-insured groups administered by it, the New York Workers’ Compensation Board notified CRM on February 8, 2008 that a referral had been made for a formal investigation into whether disciplinary action should be taken by the New York Workers’ Compensation Board with regard to CRM’s third party administrator’s license. Following that initial investigation, the New York Workers’ Compensation Board issued a notice to CRM that it has determined to pursue an administrative action in order to revoke CRM’s third party administrator’s license to provide third party claims administrative services to self-insured workers compensation groups in New York. Pursuant to such administrative action, CRM is entitled to present evidence at an administrative hearing to adjudicate the New York Workers’ Compensation Board’s action to revoke CRM’s third party administrative license. While CRM believes the charges are substantially without merit, there can be no assurances that CRM will ultimately prevail in the hearing or any further litigation that may be commenced. CRM has entered into discussions with the New York Workers’ Compensation Board in an effort to settle the claims related to the administrative action, however, we cannot provide any assurance that these discussions will ultimately result in a successful settlement. We cannot estimate what impact, if any, this inquiry and any results from this inquiry may have on its financial position, operating results or cash flows.

In addition, CRM has received a subpoena from the New York State Attorney General’s Office (the “NY Attorney General”) requesting documents related to CRM’s administration of the Healthcare Industry Trust of New York. CRM intends to fully cooperate with the NY Attorney General’s request. To CRM’s knowledge, the NY Attorney General has not initiated any proceedings against CRM. CRM believes that the subpoena relates to the concurrent investigation being conducted by the New York Workers’ Compensation Board. We cannot estimate what impact, if any, this inquiry and any results from this inquiry may have on its financial position, operating results or cash flows.
On April 9, 2007, H.F.C.A. Associates Corp. and 17 related companies, all of which were members or former members of the Healthcare Industry Trust of New York, or HITNY, sued HITNY and CRM in the Supreme Court of the State of New York, Ulster County, alleging, among other things, that HITNY and CRM failed to fulfill their obligations in connection with providing workers’ compensation claims services. CRM answered the complaint, denying the plaintiffs’ material allegations. This litigation is in its early stages; the parties have not yet exchanged any responses to discovery demands. The Company is unable to evaluate the likelihood of an unfavorable outcome against CRM or an estimate or range of potential loss.
ITEM 1A. RISK FACTORS
You should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2007, and the risks described in other filings with the SEC, together with all of the other information included in this quarterly report. The risks and uncertainties are not the only ones facing our company. If any of the risks actually occurs, our business, financial condition or operating results could be harmed. Any of the risks described could result in a significant or material adverse effect on our financial condition or results of operations, and a corresponding decline in the market price of our common stock. You could lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in those forward-looking statements, as discussed above under the heading “Part I. – Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following risk factors are intended to update and supplement, as applicable, the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2007, to reflect material developments that occurred during the quarter ended March 31, 2008:
Risks Related to Our Primary Insurance and Reinsurance Business Segments
A downgrade in the A.M. Best ratings of our insurance subsidiaries could reduce the amount of business we are able to write.
Third-party rating agencies assess and rate the claims-paying ability of insurers based upon criteria established by the agencies. Both Majestic and Twin Bridges currently have a financial strength rating of “A-” (Excellent) from A.M. Best. These financial strength ratings are used by policyholders, insurers, reinsurers and insurance and reinsurance intermediaries as an important means of assessing the financial strength and quality of our insurance subsidiaries. These ratings are not evaluations directed to potential purchasers of our common stock and are not recommendations to buy, sell or hold our common stock.
In April 2008, A.M. Best placed the financial strength ratings of Majestic and Twin Bridges under review with negative implications. The rating actions reflect A.M. Best’s concern over the potential impact on Majestic and Twin Bridges from the issues faced by CRM and CRM Holdings. The issues stem from administrative charges brought by the New York Workers’ Compensation Board, which could result in the possible revocation of the third party administrator license of CRM in New York and potential fines and/or penalties against CRM associated with the allegations. Additionally, the under review status reflects the impact on the financial flexibility of CRM Holdings due to the decline in the market value of its common shares following the announced charges, as well as the limited capital available through its insurance subsidiaries to support their anticipated growth. Furthermore, 2007 capitalization levels at Majestic fell somewhat short of the requirement by A.M. Best for the ratings based on higher premium growth, partially attributable to previously self-insured business being written on a first dollar basis.

We believe that the ratings assigned by A.M. Best are an important factor in marketing our products. For example, some of our independent agents and brokers and insureds have guidelines governing the financial strength rating of the company providing coverage. A reduction of our A.M. Best rating below “A-” would prevent us from issuing policies to such entities. Our ratings are subject to change at any time and could be revised downward or revoked at the sole discretion of the rating agencies. Our ability to retain our existing business and to attract new business in our insurance operations depends largely on these ratings. Our failure to maintain our ratings, or any other adverse development with respect to our ratings, could cause our current and future independent agents and brokers, insureds, self-insured groups and their individual members to choose to transact their business with more highly rated competitors. If A.M. Best downgrades our ratings, it is likely that we would not be able to compete as effectively with our competitors, and our ability to sell our products could decline. If that happens, our revenues and earnings could decrease substantially. In addition, because lenders and reinsurers will also use our A.M. Best ratings as a factor in deciding whether to transact business with us, the failure of Majestic or Twin Bridges to maintain their current ratings could dissuade a lender or reinsurance company from conducting business with us or might increase our interest or reinsurance costs.
Risks Related to Our Fee-Based Segment
CRM is subject to investigations concerning its self-insured group administration practices and an administrative action to revoke its New York third-party administrator’s license. These investigations and administrative action could adversely affect our reputation financial, strength and results of operations.
CRM is subject to investigations concerning its self-insured group administration practices and an administrative proceeding by the New York Workers’ Compensation to revoke its third-party administrator’s license. These investigations and administrative action, and any further proceedings that may arise, could adversely affect our reputation, financial strength and results of operations.
During 2007, connected with the adverse claims development experienced by the Healthcare Industry Trust of New York, or HITNY, the New York Workers’ Compensation Board conducted an inquiry into the actuarial work done by a third-party actuary retained by HITNY. We provided testimony and copies of the underlying data that was submitted by the actuary to the New York Workers’ Compensation Board. The New York Workers’ Compensation Board also received testimony from the third-party actuary. We also understand that the actuary provided the New York Workers’ Compensation Board with a written independent report from another qualified independent actuary who specializes in performing such reviews. This report verified that all actuarial methods used and actuarial judgments made were in accordance with sound actuarial principles and standards. As result of this inquiry, the New York Workers’ Compensation Board required that the loss reserves for each of the self-insured groups that were reviewed by the third party actuary, including HITNY, undergo an actuarial review by an independent actuarial firm engaged by the New York Workers’ Compensation Board.
Thereafter, following an exchange of correspondence in which the New York Workers’ Compensation Board expressed dissatisfaction with CRM’s response to a request for certain information relating to the audit of loss reserves for the self-insured groups administered by it, the New York Workers’ Compensation Board notified CRM on February 8, 2008 that a referral had been made for a formal investigation into whether disciplinary action should be taken by the New York Workers’ Compensation Board with regard to CRM’s third party administrator’s license. Following that initial investigation, the New York Workers’ Compensation Board issued a notice to CRM that it has determined to pursue an administrative action in order to revoke CRM’s third party administrator’s license to provide third party claims administrative services to self-insured workers compensation groups in New York. Pursuant to such administrative action, CRM is entitled to present evidence at an administrative hearing to adjudicate the New York Workers’ Compensation Board’s action to revoke CRM’s third party administrative license. While CRM believes the charges are substantially without merit, there can be no assurances that CRM will ultimately prevail in the hearing or any further litigation that may be commenced. We cannot estimate what impact, if any, this inquiry and any results from this inquiry may have on its financial position, operating results or cash flows.
In addition, CRM has received a subpoena from the NY Attorney General requesting documents related to CRM’s administration of HITNY. CRM intends to fully cooperate with the NY Attorney General’s request. To CRM’s knowledge, the NY Attorney General has not initiated any proceedings against CRM. CRM believes that the subpoena relates to the concurrent investigation being conducted by the New York Workers’ Compensation Board. We cannot estimate what impact, if any, this inquiry and any results from this inquiry may have on its financial position, operating results or cash flows.

The ultimate outcome of these matters cannot be ascertained. The cost of defending the New York Workers’ Compensation Board administrative action, complying with the investigations and the diversion of management’s attention may be significant and could have a material adverse effect on our results of operations. In addition, an adverse finding in the New York Workers’ Compensation Board administrative action, the investigations or any potential future lawsuits could result in a significant judgment or imposition of liability against us that could have a material adverse effect on our financial condition, results of operation, and liquidity. Even if we do not experience significant monetary costs, there may be adverse publicity associated with these matters that could result in reputational harm to us that may adversely affect our business. As of March 31, 2008, we have not recorded a liability related to these matters. No estimate of the possible loss or range of loss can be made.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 7, 2008, the Company held its 2008 Annual General Meeting of Shareholders, at which the shareholders voted upon the following matters:
(1)
the election of Daniel G. Hickey, Jr. and Charles I. Johnston as Class III Directors to the Board of Directors of the Company, each to serve until the end of such director’s term, as described in the Company’s Proxy Statement, and until such director’s successor shall has been duly elected and qualified or until such directors’ earlier death, resignation or removal;

(2)	to direct CRM Holdings. to elect director designees to serve as directors of Twin Bridges; and
(3)
the appointment of Johnson Lambert & Co. LLP as the Company’s independent auditors for CRM Holdings for the year ending December 31, 2008, and to authorize the Board of Directors, acting through the Audit Committee, to set the fees for the independent auditors.

The Company’s shareholders appointed the two nominees as Class III directors and directed the CRM Holdings to elect the director designees to serve as directors of Twin Bridges. The Company’s shareholders also appointed Johnson Lambert & Co. as the independent auditors and authorized the Board of Directors, acting through the Audit Committee, to set the fees for the independent auditors. Set forth below is the number of votes cast for and against and the number of abstentions/withheld votes with respect to each matter voted upon:

			Abstain/
	For	Against	Withheld
1. Appointment of Directors
Daniel G. Hickey, Jr.	12,064,163	1,745,411	7,581
Charles I. Johnston	12,730,954	1,078,620	7,581
2. Designation of Directors for Twin Bridges (Bermuda) Ltd.
David M. Birsner	12,246,158	1,549,181	21,816
Daniel G. Hickey, Jr.	12,204,955	1,590,384	21,816
Daniel G. Hickey, Sr.	12,214,311	1,581,028	21,816
Keith S. Hynes	12,716,517	1,078,822	21,816
Charles I. Johnston	12,716,516	1,078,337	22,302
Dr. Philip Magnarella	12,717,023	1,077,830	22,302
Salvatore A. Patafio	12,716,516	1,078,337	22,302
Louis Rosner, Esq.	12,743,992	1,065,096	8,067

3. Appointment of Johnson Lambert & Co.	12,954,250	850,838	12,067

ITEM 6. EXHIBITS

Exhibit
Number	Description

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRM Holdings, Ltd.
/s/ Daniel G. Hickey, Jr.
Daniel G. Hickey, Jr.
Chief Executive Officer
Dated: May 7, 2008

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