Form 10-Q
period 2008-06-30
CRM Holdings, Ltd.
filed 2008-08-07
CIK 1338949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2008
Common Shares, $0.01 par value per share	16,467,555 shares
Class B Shares, $0.01 par value per share	395,000 shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CRM Holdings, Ltd.
Consolidated Balance Sheets

	Unaudited
	June 30,	December
	2008	31, 2007
	(Dollars in thousands)
Assets
Investments:
Fixed-maturity securities, available-for-sale (amortized cost $269,911 and $240,467)	$271,290	$242,969
Equity securities, available-for-sale (cost nil and $21,704)	—	22,374
Short-term investments	92	786
Investment in unconsolidated subsidiary	1,083	1,083

Total investments	272,465	267,212
Cash and cash equivalents	50,816	33,477
Cash and cash equivalents, restricted	1,613	809
Accrued interest receivable	3,180	2,766
Premiums receivable, net	17,827	13,891
Reinsurance recoverable	39,406	38,584
Accounts receivable, net	3,124	5,000
Deferred policy acquisition costs	2,241	623
Net deferred tax asset	7,461	7,473
Goodwill and other intangible assets	3,430	3,521
Prepaid expenses	1,815	2,233
Other assets	4,338	4,546

Total assets	$407,716	$380,135

Liabilities and shareholders’ equity
Reserve for losses and loss adjustment expenses	$208,865	$188,848
Reinsurance payable	2,340	5,741
Unearned premiums	12,675	8,853
Unearned management fees and commissions	—	261
Long-term debt and other secured borrowings	44,083	44,084
Accrued expenses	24,694	24,810

Total liabilities	292,657	272,597

Common shares
Authorized 50 billion shares; $.01 par value;
16.1 and 16.0 million common shares issued and outstanding	161	160
0.4 million Class B shares issued and outstanding	4	4
Additional paid-in capital	68,857	68,192
Retained earnings	45,140	37,115
Accumulated other comprehensive gain, net of tax	897	2,067

Total shareholders’ equity	115,059	107,538

Total liabilities and shareholders’ equity	$407,716	$380,135

See Notes to Consolidated Financial Statements

CRM Holdings, Ltd.
Consolidated Statements of Income
And Comprehensive Income (Unaudited)
Three and Six Months Ended June 30

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Amounts in thousands, except per share data)
Revenues
Net premiums earned	$41,185	$33,515	$73,536	$56,337
Fee-based management services	3,088	8,094	6,840	17,607
Investment income	4,700	2,624	6,346	4,939

Total revenues	48,973	44,233	86,722	78,883

Expenses
Losses and loss adjustment expenses	26,172	19,969	40,137	32,979
Fees paid to general agents and brokers	2,475	2,844	3,892	5,604
Policy acquisition costs	6,628	4,053	11,035	8,104
Selling, general and administrative expenses	8,503	10,309	21,169	21,156
Interest expense	924	977	1,899	1,950

Total expenses	44,702	38,152	78,132	69,793

Income before taxes	4,271	6,081	8,590	9,090

Provision for income taxes	1,221	922	565	1,034

Net Income	$3,050	$5,159	$8,025	$8,056

Earnings per share:
Basic	$0.19	$0.32	$0.49	$0.49
Diluted	$0.19	$0.32	$0.49	$0.49

Weighted average shares outstanding:
Basic	16,436	16,286	16,404	16,280
Diluted	16,436	16,319	16,404	16,320

Comprehensive Income

Net Income	$3,050	$5,159	$8,025	$8,056

Other comprehensive loss:
Gross unrealized investment holding (losses) gains arising during the period	(1,431)	(439)	(671)	272
Less reclassification adjustment for gains included in net income	(2,165)	(57)	(1,123)	(28)
Income tax benefit (provision) on other comprehensive income	1,224	173	624	(83)

Total other comprehensive (loss) gain	(2,372)	(323)	(1,170)	161

Total comprehensive income	$678	$4,836	$6,855	$8,217

See Notes to Consolidated Financial Statements

CRM Holdings, Ltd.
Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30

	2008	2007
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,025	$8,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	646	406
Amortization of unearned compensation, restricted stock	579	605
Amortization of premiums and discounts on available-for-sale investments	27	(844)
Net realized gains on sale of investments	(1,123)	(28)
Deferred income tax expense (benefit)	635	(1,930)
Changes in:
Cash and cash equivalents, restricted	(804)	3,150
Accrued interest receivable	(414)	(107)
Premiums receivable	(3,935)	3,783
Reinsurance recoverable	(823)	(11,626)
Accounts receivable	1,877	265
Policy acquisition costs	(1,618)	707
Prepaid expenses	398	169
Other assets	(12)	15
Reserve for losses and loss adjustment expenses	20,051	22,455
Reinsurance payable	(3,401)	5,078
Unearned premiums	3,822	4,120
Unearned management fees and commissions	(262)	273
Other accrued expenses	(117)	5,974

Net cash provided by operating activities	23,551	40,521

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale investments	(120,166)	(79,603)
Proceeds from sales of available-for-sale investments	64,479	39,644
Proceeds from maturities of available-for-sale investments	49,041	46,257
Adjustment to purchase price — acquisition of subsidiaries	—	34
Net sales and maturities of short-term investments	694	299
Purchases of fixed assets	(621)	(671)
Disposals of fixed assets	273	—
Payments on (advances of) loans receivable, net	3	(225)

Net cash (used in) provided by investing activities	(6,297)	5,735

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments) borrowings under long-term debt and other secured borrowings	(1)	779
Issuance of common shares — employee stock purchase plan	126	—
Retirement of common shares — share-based compensation	(40)	(14)

Net cash provided by financing activities	85	765

Net increase in cash	17,339	47,021
Cash and cash equivalents
Beginning	33,477	21,546

Ending	$50,816	$68,567

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
New York Self-Insured Groups
The self-insured groups that were managed by CRM voluntarily terminated their active operations during the second half of 2007 and first quarter of 2008. As of April 1, 2008, CRM does not have any self-insured groups under active management in New York. CRM is continuing to administer claims for three of the self-insured groups until such time as the New York State Workers’ Compensation board assigns a new third party administrator. During this transitional period, CRM will not earn any fees in connection with the administration of these self-insured groups.
Basis of Accounting and Principles of Consolidation
The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, and accordingly do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These statements should be read in conjunction with the consolidated financial statements and notes thereto for CRM Holdings included in Form 10-K for the year ended December 31, 2007 for CRM Holdings. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the three and six months ended June 30, 2008 and cash flows for the six months ended June 30, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008. The interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated upon consolidation. Business segment results are presented net of all material inter-segment transactions.

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
In December 2007, the FASB issued FASB Statement 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“FAS 160”). FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for fiscal years beginning after December 15, 2008, except for the presentation and disclosure requirements which are applied on a retrospective basis for all periods presented. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 160 on our financial condition and results of operations.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 1. Nature of Business and Significant Accounting Policies, Continued
Recent Accounting Pronouncements Not Yet Effective Continued
In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. The FSP amends the factors that an entity should consider in determining the useful life of a recognized intangible asset under FAS 142, Goodwill and Other Intangible Assets, to include the entity’s historical experience in renewing or extending similar arrangements, whether or not the arrangements have explicit renewal or extension provisions. Previously an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or modifications. Entities without their own historical experience should consider the assumptions market participants would use about renewal or extension. The amendment may result in the useful life of an entity’s intangible asset differing from the period of expected cash flows that was used to measure the fair value of the underlying asset using the market participant’s perceived value. The FSP also requires disclosure in addition to that already required by FAS 142.
The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years. Early adoption is prohibited. The requirements for determining the useful life of intangible assets apply to intangible assets acquired after January 1, 2009. The disclosure requirements will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.
In May 2008, FASB issued FASB Statement 162 (“FAS 162”), The Hierarchy of Generally Accepted Accounting Principles. FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This Statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe the adoption will have a material impact on its financial condition or results of operations.
Note 2. Earnings per Share
Basic earnings per share are calculated using the weighted average number of common and Class B shares outstanding and excludes any dilutive effects of restricted shares, warrants, options and convertible securities. As of June 30, 2008 and 2007, there were 464 thousand and 383 thousand restricted shares and no warrants, options or convertible securities outstanding, respectively.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 2. Earnings per Share, Continued
The following tables show the computation of the Company’s earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands except per share amounts)

Net income (Numerator — Basic and Diluted earnings per share)	$3,050	$5,159	$8,025	$8,056

Weighted-average basic shares outstanding (Denominator — basic earnings per share)	16,436	16,286	16,404	16,280
Dilutive effect of unvested restricted shares	—	33	—	40

Weighted-average diluted shares outstanding (Denominator — diluted earnings per share)	16,436	16,319	16,404	16,320

Basic earnings per share	$0.19	$0.32	$0.49	$0.49

Diluted earnings per share	$0.19	$0.32	$0.49	$0.49

Diluted earnings per share are calculated assuming conversion of dilutive convertible securities and the exercise of all dilutive stock options and warrants using the treasury stock method. For the three and six months ended June 30, 2008, 444 thousand and 415 thousand shares were excluded from the computation of diluted earnings per share because their effects were anti-dilutive.
Note 3. Investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s available-for-sale investments are shown in the tables below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of June 30, 2008	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)

U.S. Treasury securities	$54,006	$520	$—	$54,526
Government sponsored agency securities	19,644	452	25	20,071
Obligations of states and political subdivisions	107,646	855	445	108,056
Corporate and other obligations	62,827	580	407	63,000
Mortgage-backed obligations	25,788	30	181	25,637

Total fixed-maturity securities, available-for-sale	269,911	2,437	1,058	271,290
Equity securities	—	—	—	—

Total investment securities, available-for-sale	$269,911	$2,437	$1,058	$271,290

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 3. Investments, Continued

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2007	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)

U.S. Treasury securities	$19,895	$432	$12	$20,315
Government sponsored agency securities	59,709	476	13	60,172
Obligations of states and political subdivisions	106,187	1,093	30	107,250
Corporate and other obligations	52,994	610	55	53,549
Mortgage-backed obligations	1,682	14	13	1,683

Total fixed-maturity securities, available-for-sale	240,467	2,625	123	242,969
Equity securities	21,704	2,115	1,445	22,374

Total investment securities, available-for-sale	$262,171	$4,740	$1,568	$265,343

The Company regularly evaluates its fixed income and equity securities to determine whether impairment represents other-than-temporary declines in the fair value of the investments. For the six months ended June 30, 2008, the Company recorded an impairment charge of $0.5 million related to eight equity securities that were determined to be other-than-temporarily impaired. The other-than-temporarily impaired losses were due to a decline in the financial condition of the respective issuers of the equity securities. Based upon changes in the investment environment and in order to protect its capital adequacy, the Company liquidated its entire equity securities portfolio during the three months ended June 30, 2008, realizing a net gain of $2.1 million. Realized gains and losses and the impairment charge described above are included as a component of investment income in the consolidated statement of income.
The Company determined that the decline in fair value of its remaining available-for-sale investments is temporary based on the Company’s analysis of the securities, considering timing, liquidity, financial condition of the issuers, actual credit losses to date, severity of the impairment and the Company’s ability and intent to hold the securities until they mature. There were no other-than-temporarily impaired losses recorded for the six months ended June 30, 2008.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 3. Investments, Continued

The following table sets forth the gross unrealized losses included in accumulated other comprehensive losses as of June 30, 2008 related to available-for-sale fixed-maturity and equity securities. The table segregates investments that have been in a continuous unrealized loss position for less than 12 months from those that have been in a continuous unrealized loss position for twelve months or longer.

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
As of June 30, 2008	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)

U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Government sponsored agency securities	1,125	15	774	10	1,899	25
Obligations of states and political subdivisions	11,944	295	12,354	150	24,298	445
Corporate and other obligations	6,570	114	11,758	293	18,328	407
Mortgage-backed	20,310	168	633	13	20,943	181

Total fixed-maturity securities, available for sale	39,949	592	25,519	466	65,468	1,058

Equity securities	—	—	—	—	—	—

Total investment securities, available-for-sale	$39,949	$592	$25,519	$466	$65,468	$1,058

The sources of investment income were as follows:

Six months ended June 30,	2008	2007
	(Dollars in thousands)

Interest income on cash and cash equivalents	$653	$804
Interest income on fixed-maturity securties	4,857	4,432
Interest income on other investments	47	47
Dividends	239	95
Realized gains on investments	3,346	322
Realized losses on investments	(2,223)	(294)

Investment income before investment expenses	6,919	5,406
Investment expenses	(573)	(467)

Total investment income	$6,346	$4,939

Investments with a fair value of $148.4 million at June 30, 2008 were on deposit with various regulatory agencies as required by law.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 4. Fair Value Measurements

In February 2007, the FASB issued FAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; which is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. The Company did not elect the fair value option for any eligible assets and liabilities currently held upon its adoption of FAS 159 and therefore, FAS 159 did not have an impact of its financial position, or results of operations for the three and six months ended June 30, 2008.

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

FAS 157 established a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”) and requires that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•
Level 1 — Valuation based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Financial assets utilizing Level 1 inputs include U.S. Treasury securities.

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

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are measured on a recurring basis at June 30, 2008:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Available-for-sale investments:
Fixed-maturity securities	$271,290	$54,526	$216,764	$—
Equity securities	—	—	—	—

Total	$271,290	$54,526	$216,764	$—

The Company has a liability that is reported at fair value. This liability is related to the settlement of a contingency with Contractors Access Program of California, Inc. (“CAP”) related to the Cornerstone litigation as described in Note 12. The liability has been discounted using an interest rate of 8.65%, which approximates the fair value of the liability in connection with the settlement.

Note 5. Deferred Policy Acquisition Costs
Changes in deferred policy acquisition costs are as follows:

Six months ended June 30,	2008	2007
	(Dollars in thousands)

Balance at beginning of period	$623	$1,143

Policy acquisition costs deferred:
Commissions	7,197	2,123
Premium and federal excise taxes	2,044	1,325
Other	3,412	3,948

	12,653	7,396
Amortization of policy acquisition costs	(11,035)	(8,104)

Net change	1,618	(708)

Balance at end of period	$2,241	$435

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 6. Losses and Loss Adjustment Expenses
Activity in the reserve for losses and loss adjustment expenses is as follows:

As of June 30,	2008	2007
	(Dollars in thousands)

Gross liability beginning of period	$188,848	$153,622
Less reinsurance recoverable	(35,488)	(28,913)

Net liability at beginning of period	153,360	124,709

Incurred losses and LAE relating to:
Current year	48,507	35,135
Prior years	(8,370)	(2,156)

Total incurred losses and LAE	40,137	32,979

Paid losses and LAE relating to:
Current year	(3,958)	(2,230)
Prior years	(18,075)	(14,790)

Total paid losses and LAE	(22,033)	(17,020)

Net liability at end of period	171,464	140,668
Plus reinsurance recoverable	37,401	35,409

Gross liability at end of period	$208,865	$176,077

As a result of changes in estimates of insured events in the prior years, the Company’s reserve for losses and loss adjustment expenses decreased by $8.4 million in the first six months of 2008, of which $5.0 million is attributable to the primary insurance segment and $3.4 million is attributable to the reinsurance segment.

The Company’s primary insurance segment, Majestic has experienced favorable loss development as a result of favorable loss cost trends in its primary business in California as well as favorable trends in its excess business. The favorable development recognized in Majestic’s 2008 primary business was predominantly from accident year 2005, where average cost per claim has developed better than expected. Also, losses in Majestic’s excess business continue to develop better than originally expected, as losses above the self-insured retentions have failed to emerge as expected. Finally, the favorable development was somewhat aided by $0.3 million of amortization of the difference between the fair value of losses and loss adjustments at June 30, 2008 versus their stated value on the date of acquisition of Majestic.

Since the Company’s reinsurance segment, Twin Bridges, has limited historical experience, losses and loss adjustment expenses on excess policies are estimated based on industry data. The estimate for loss and loss adjustment expenses on the primary business ceded from Majestic to Twin Bridges is based on the net and direct analyses of Majestic’s business as discussed above.

Based on lower than industry average number of reported claims and other relevant business factors, management considers it appropriate to establish Twin Bridges’ reserves for losses and loss adjustment expenses at the actuary’s best estimate of expected outcomes for most direct and assumed risks, and at a higher, moderately conservative level for risks originating from the self-insured groups in New York. This determination has resulted in recognizing favorable development in the six months ended June 30, 2008.

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

A summary of direct insurance and ceded and assumed reinsurance transactions in the affected segment is as follows:

	For the three months ended June 30, 2008
	Primary	Reinsurance
	Segment	Segment	Eliminations	Consolidated
	(Dollars in thousands)

Written premiums
Direct	$49,100	$—	$—	$49,100
Assumed	75	7,100	(7,100)	75
Ceded	(9,772)	—	7,100	(2,672)

Net written premiums	$39,403	$7,100	$—	$46,503

Earned premiums
Direct	$44,300	$44	$—	$44,344
Assumed	75	6,231	(6,231)	75
Ceded	(9,464)	(1)	6,231	(3,234)

Net earned premiums	$34,911	$6,274	$—	$41,185

Losses and loss adjustment expenses
Direct	$26,346	$168	$—	$26,514
Assumed	58	4,521	(4,550)	29
Ceded	(4,356)	(33)	4,018	(371)

Net losses and loss adjustment expenses	$22,048	$4,656	$(532)	$26,172

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 7. Insurance Activity, Continued

	For the three months ended June 30, 2007
	Primary	Reinsurance
	Segment	Segment	Eliminations	Consolidated
	(Dollars in thousands)

Written premiums
Direct	$79,690	$—	$—	$79,690
Assumed	(7)	5,449	(8,440)	(2,998)
Ceded	(50,952)	—	8,440	(42,512)

Net written premiums	$28,731	$5,449	$—	$34,180

Earned premiums
Direct	$73,225	$—	$—	$73,225
Assumed	(7)	5,994	(8,440)	(2,453)
Ceded	(45,697)	—	8,440	(37,257)

Net earned premiums	$27,521	$5,994	$—	$33,515

Losses and loss adjustment expenses
Direct	$38,477	$—	$—	$38,477
Assumed	(2)	1,918	(2,078)	(162)
Ceded	(20,424)	—	2,078	(18,346)

Net losses and loss adjustment expenses	$18,051	$1,918	$—	$19,969

	For the six months ended June 30, 2008
	Primary	Reinsurance
	Segment	Segment	Eliminations	Consolidated
	(Dollars in thousands)

Written premiums
Direct	$84,544	$—	$—	$84,544
Assumed	143	24,600	(24,600)	143
Ceded	(30,255)	—	24,600	(5,655)

Net written premiums	$54,432	$24,600	$—	$79,032

Earned premiums
Direct	$79,455	$131	$—	$79,586
Assumed	143	20,999	(20,999)	143
Ceded	(27,170)	(22)	20,999	(6,193)

Net earned premiums	$52,428	$21,108	$—	$73,536

Losses and loss adjustment expenses
Direct	$48,069	$108	$—	$48,177
Assumed	82	10,068	(10,097)	53
Ceded	(16,920)	(18)	8,845	(8,093)

Net losses and loss adjustment expenses	$31,231	$10,158	$(1,252)	$40,137

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 7. Insurance Activity, Continued

	For the six months ended June 30, 2007
	Primary	Reinsurance
	Segment	Segment	Eliminations	Consolidated
	(Dollars in thousands)

Written premiums
Direct	$101,719	$—	$—	$101,719
Assumed	93	8,458	(11,201)	(2,650)
Ceded	(55,665)	—	11,201	(44,464)

Net written premiums	$46,147	$8,458	$—	$54,605

Earned premiums
Direct	$94,853	$—	$—	$94,853
Assumed	93	11,964	(11,201)	856
Ceded	(50,573)	—	11,201	(39,372)

Net earned premiums	$44,373	$11,964	$—	$56,337

Losses and loss adjustment expenses
Direct	$51,313	$—	$—	$51,313
Assumed	44	3,828	(2,961)	911
Ceded	(22,206)	—	2,961	(19,245)

Net losses and loss adjustment expenses	$29,151	$3,828	$—	$32,979

Majestic’s direct earned premiums consist of the expired portion of annual premiums accepted for primary policies issued to individual insured businesses and excess policies issued to self-insured groups or self-insured individual enterprises.

Prior to August 1, 2007, Majestic participated in an excess of loss reinsurance treaty, under which the reinsurers reimburse Majestic for losses and loss adjustment expenses over $600 thousand up to $50 million on a per occurrence basis. Majestic is liable for losses and loss adjustment expenses that exceed $50 million up to statutory limits. Effective August 1, 2007, Majestic entered into a new excess of loss coverage treaty under which the reinsurers reimburse Majestic for losses and loss adjustment expenses in excess of $500 thousand up to $100 million on a per occurrence basis. Majestic is liable for losses and loss adjustment expenses that exceed $100 million up to statutory limits. Majestic’s excess of loss treaty expired on June 30, 2008. The treaty was renewed effective July 1, 2008 with coverage similar to that provided by the expiring treaty.

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

•
Twin Bridges has a 50% participation in a layer of Majestic’s excess of loss treaty that was effective August 1, 2007, for the loss and loss adjustment expenses in excess of $500 thousand per occurrence up to $750 thousand, exclusive of primary workers’ compensation business written in New York and Florida. This excess of loss treaty expired June 30, 2008 and was not renewed.

•
Effective October 1, 2007, Majestic’s excess of loss treaty was amended to increase the amount of coverage provided by Twin Bridges for primary workers’ compensation insurance business written by Majestic in the states of New York and Florida. Twin Bridges as a 100% participation in Majestic’s excess of loss treaty for losses and loss adjustment expenses in excess of $500 thousand up to $2 million for primary business written exclusively in New York and Florida. This excess of loss treaty expired June 30, 2008 and was not renewed.

•
Effective January 1, 2008, Majestic entered into a 40% ceded quota share agreement with Twin Bridges whereby Twin Bridges assumes 40% of the first $500 thousand of premiums and losses and loss adjustment expenses of Majestic’s primary insurance policies in force. Effective April 1, 2008, the 40% ceded quota share agreement was amended to decrease Twin Bridges assumption of the first $500 thousand of premiums and losses and loss adjustment expenses of Majestic’s primary insurance policies in force from 40% to 5%.

At June 30, 2008, Majestic held collateral under reinsurance agreements with unaffiliated reinsurers in the form of letters of credit totaling $21.3 million that may be drawn against any amounts remaining unpaid for more than 120 days. At June 30, 2008, no amounts were drawn under the letters of credit.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 7. Insurance Activity, Continued

Twin Bridges is required to provide Majestic with security for all reinsurance agreements. As of June 30, 2008, Majestic holds $25.4 million of cash as collateral for the reinsurance agreements described above. For the excess policies not insured by Majestic, Twin Bridges is required to provide certain collateral to secure its obligations to NY Marine & General. Letters of credit totaling $0.8 million and $39.6 million as of June 30, 2008 and 2007, respectively, were issued under letter of credit facilities to secure reserves assumed from NY Marine & General under the quota share reinsurance agreements associated with the Novation agreement. The letter of credit in place at June 30, 2008 is fully secured by cash and cash equivalents. At June 30, 2007, Twin Bridges’ letter of credit was secured by $33.1 million of investments and cash and cash equivalents, pursuant to a secured letter of credit facility. The balance of the letters of credit outstanding on June 30, 2007 was issued pursuant to an unsecured letter of credit facility.

Note 8. Credit Facilities

On June 20, 2008, CRM amended its existing credit facility (the “Amended Credit Facility”) with KeyBank National Association (“KeyBank”). The amendment extends the maturity date of the facility to June 30, 2009. All other terms of the facility remain the same. CRM has a $1.7 million letter of credit outstanding with respect to lease obligation for the San Francisco office space, and has no borrowings against this facility at June 30, 2008.

On May 22, 2008, Twin Bridges terminated its existing letter of credit loan facility (the “Amended Unsecured Letter of Credit Facility”) with Key Bank. The Amended Unsecured Letter of Credit Facility was due to expire June 30, 2008 and was terminated as Twin Bridges is posting collateral on its quota share and excess of loss reinsurance contracts with Majestic on a funds withheld basis.

Twin Bridges continues to have an informal secured letter of credit arrangement with Smith Barney Citigroup to obtain collateralized letters of credit. See Note 7 for balances of letters of credit issued pursuant to Twin Bridges credit facilities.

Majestic is required to provide security to the California Department of Insurance and the United States Department of Labor with respect to its unaffiliated reinsurance and USL&H policies, respectively. Majestic has a secured letter of credit facility with Comerica Bank (“Comerica Credit Facility”), whereby Majestic is able to draw secured letters of credit in an amount equal to the funds posted by Majestic. The Comerica Credit Facility has a limit of $60.0 million and may be secured by cash, investments or a combination thereof. Majestic pays a fee of .30% — .50% of the principal amount of each letter of credit issued. Majestic has $21.0 and $15.5 million letters of credit outstanding to the California Department of Insurance and United States Department of Labor, respectively, at June 30, 2008. The letter of credit for the benefit of the United States Department of Labor is secured by investments that are on deposit as described in Note 3. The letter of credit for the benefit of the California Department of Insurance is secured by a third party letter of credit of $21.0 million with an unaffiliated reinsurer. There were no amounts drawn against either letter of credit at June 30, 2008.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 8. Credit Facilities, Continued

The Comerica Credit Facility has various financial covenants which require Majestic to maintain a minimum statutory net surplus of no less than $21.0 million and maintain an A.M. Best rating of at least B++. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under the facility. At June 30, 2008, Majestic was in compliance with all of the covenants under the Comerica Credit Facility, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

Note 9. Income Taxes

The Company is subject to the provisions of FIN No. 48 beginning on January 1, 2007, and has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions more likely than not will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN No. 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN No. 48.

In accordance with accounting policy, the Company continues to recognize interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The Company did not incur any income tax related interest income, interest expense or penalties for the six months ended June 30, 2008 and 2007.

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

The income tax provision differs from the amount computed by applying the U.S. Federal income tax rate of 35% to income before taxes as a result of the following:

For the six months ended June 30,	2008	2007
	(Dollars in thousands)

Theoretical Federal income tax at statutory rate of 35%	$3,007	$3,182
Tax-free Bermuda-domiciled income	(1,718)	(1,753)
Tax-exempt investment income	(581)	(417)
Other	(143)	22

Income tax (benefit) provision	$565	$1,034

Management believes that its net deferred tax asset will be fully recognized in future periods and, therefore, has not established a valuation allowance with respect to such assets as of June 30, 2008 and 2007.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 10. Share-Based Compensation
The Company has adopted the 2005 Long-Term Incentive Plan (the “Plan”) that provides for grants of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights, performance awards, restricted share units, phantom shares and other share based awards to the Company’s executives, directors and key employees. Under the Plan, 1.5 million shares are authorized for issuance. To date, the Company has only granted restricted shares under the Plan. Restricted shares issued under the plan are subject to terms set by the Company’s Compensation Committee, and contain certain restrictions relating to, among other things, vesting and forfeiture in the event of termination of employment. The restricted shares generally vest in three equal installments over a three year period from when they are granted. The fair value of the shares awarded is calculated using the market price one day prior to the date of grant.
At June 30, 2008 there was $2.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.2 years. The Company recorded share-based compensation expense under the 2005 Long-Term Incentive Plan of $402 thousand and $410 thousand net of income tax benefits of $176 thousand and $196 thousand during the six months ended June 30, 2008, and 2007, respectively.
Following is a summary of non-vested shares as of June 30, 2008 and changes during the year:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Balance, December 31, 2007	332,764	$10.38
Granted during the period	221,446	6.40
Vested during the period	(81,569)	8.83
Forfeited during the period	(8,624)	10.64

Balance, June 30, 2008	464,017	$7.57

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
During the three months ended June 30, 2008, 11 thousand shares were purchased under the plan related to the January 1, 2008 quarterly offering period which ended on March 31, 2008. In July 2008, 20 thousand shares were purchased and related to the April 1, 2008 offering period which ended June 30, 2008.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 10. Share-Based Compensation, Continued
Compensation cost is recognized for each three month period and is based on the fair value of shares at the purchase date, less the price the participant pays for the shares. Compensation costs recognized under the ESPP for the six months ended June 30, 2008 was $19 thousand.
Share purchases under the ESPP were approved in May 2007 and therefore, there were no common shares issued and no compensation costs recorded in the first six months of 2007.
Note 11. Related Parties
The Company conducts business with an insurance broker whose owners include one of the Company’s directors and a member/owner of the pre-restructuring LLCs. The Company pays the broker fees for business placed with several of the self insurance groups managed by the Company and for primary insurance business placed with Majestic. In addition, the Company leased office space and purchases various liability, property and casualty insurance coverage from the broker.
The following table represents amounts paid to the broker for services rendered:

For the six months ended June 30,	2008	2007
	(Dollars in thousands)
Fees paid to general agents and brokers	$55	$49
Other operating expenses	4	10

	$59	$60

Note 12. Contingencies
In April 2005, Cornerstone Program Management & Insurance Services (“Cornerstone”), the former general agent for CAP, a self-insured group administered by CRM CA, commenced litigation against CAP, CRM and CRM CA. A full and final confidential settlement was reached on September 6, 2006. All settlement payments due to date have been paid, and the litigation has been dismissed. CRM recovered $1.75 million under a general liability and errors and omissions policy, which was contributed to CAP as part of the settlement agreement, and $675 thousand under a directors’ and officers’ policy, which was contributed toward the settlement amount. On December 20, 2006, CRM received a request from CAP to enter into discussions regarding the contribution by CRM of amounts paid by CAP under the settlement agreement. On June 18, 2008, CRM CA entered into a settlement whereby CRM CA will contribute towards CAP’s September 2006 settlement with its previous program manager. This settlement consists of five annual payments of $400,000 commencing on July 1, 2009. The Company has recorded the present value of the total settlement of $1.6 million in fees paid to general agents and brokers and accrued expenses. The liability has been discounted using an interest rate of 8.65%, which approximates the fair value of the liability in connection with the settlement.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 12. Contingencies, Continued
After an exchange of correspondence in which the New York Workers’ Compensation Board expressed dissatisfaction with CRM’s response to a request for certain information relating to the audit of loss reserves for the self-insured groups administered by it, the New York Workers’ Compensation Board notified CRM on February 8, 2008 that a referral had been made for a formal investigation into whether disciplinary action should be taken by the New York Workers’ Compensation Board with regard to CRM’s third party administrator’s license. Following that initial investigation, the New York Workers’ Compensation Board issued a notice to CRM that it had determined to pursue an administrative action in order to revoke CRM’s third party administrator’s license to provide third party claims administrative services to self-insured workers compensation groups in New York. On June 2, 2008, CRM and the New York State Workers’ Compensation Board entered into a Settlement Agreement to resolve this administrative action. Under the Settlement Agreement, the hearing, originally scheduled for May 20, was canceled, CRM will voluntarily surrender its third party administrator’s license and will cease representing self-insurers in the State of New York on September 8, 2008, and, as part of the ongoing transfer of its self-insured groups that voluntarily closed, CRM will continue to assist the New York State Workers’ Compensation Board in the transfer of the administration of the groups still being managed by CRM to a new third party administrator appointed by the New York State Workers’ Compensation under the New York Workers’ Compensation Law and corresponding regulations.
In addition, CRM has received a subpoena from the New York State Attorney General’s Office (“NY Attorney General”) requesting documents related to CRM’s administration of the Healthcare Industry Trust of New York (“HITNY”). CRM intends to fully cooperate with the NY Attorney General’s request. To CRM’s knowledge, the NY Attorney General has not initiated any proceedings against CRM. CRM believes that the subpoena relates to the investigation conducted by the New York Workers’ Compensation Board. The Company cannot estimate what impact, if any, this inquiry and any results from this inquiry may have on its financial position, operating results or cash flows.
During 2007, Majestic accepted, under a reservation of rights, the defense of a claim arising from a policy issued by a predecessor company in 1983. The claim alleges that the party insured under the policy is liable for an unspecified amount of money due to damages caused by the release of hazardous substances in a dry cleaning business the insured operated during the early 1980s. Majestic has set a reserve of $454 thousand, which is comprised of the policy limits for coverage of one occurrence together with expected defense costs, and is in addition to $166 thousand of legal expenses already paid. Because discovery is in the early stages, the Company is unable to evaluate the likelihood of an unfavorable outcome against Majestic or an estimate or range of potential loss.
On April 9, 2007, H.C.F.A. Associates Corp. and 17 related companies, all of which were members or former members of HITNY, sued HITNY and CRM in the Supreme Court of the State of New York, Ulster County, alleging, among other things, that HITNY and CRM failed to fulfill their obligations in connection with providing workers’ compensation claims services. CRM answered the complaint, denying the plaintiffs’ material allegations. This litigation is in its early stages; the parties have not yet exchanged any responses to discovery demands. On July 17, 2008, CRM and HITNY made a motion to the court requesting the plaintiff be compelled to respond to discovery demands that were made on May 4, 2007. The motion is currently pending before the court. The Company is unable to evaluate the likelihood of an unfavorable outcome against CRM or an estimate or range of potential loss.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 13. Segment Information
The Company operates as four reportable segments: Fee-Based Management Services, Primary Insurance, Reinsurance, and Corporate and Other. The Company evaluates each segment based on fees and commission income, primary insurance premiums earned, reinsurance premiums earned or investment income, as applicable, and expenses that are associated with, and directly related to, each segment. The determination for the Fee-Based Management Services, Primary Insurance and Reinsurance segments is based on the Company’s methodology for monitoring the performance of the self-insured group business, primary insurance and reinsurance operations. The Corporate and Other segment reflects primarily investment income, expenses, investments, cash and cash equivalents and long-term debt that are not allocable to the three operating segments. Accounting policies of the segments are the same as those of the Company.
Included in income of the Fee-Based Management Services segment and underwriting expenses of the Primary Insurance segment for the three months ended June 30, 2008 and 2007, respectively, are $240 thousand and $675 thousand, of commissions paid or incurred by Majestic to CRM and CRM CA for excess policies placed with Majestic on behalf of the self-insured groups managed by CRM and CRM CA.
Also included in income of the Fee-Based Management Services segment and underwriting expenses of the Primary Insurance segment for the three months ended June 30, 2008 are $511 thousand of management fees paid by Majestic to CRM and Eimar for claims control services on behalf of Majestic policyholders. CRM and Eimar did not provide claims control services on behalf of Majestic policyholders for the three months ended June 30, 2007.
Premiums earned by the Reinsurance segment for the three months ended June 30, 2008 and 2007, respectively, include $6.2 million and $8.4 million of earned premiums assumed from the Primary Insurance segment. Such ceded premiums reduce premiums earned in the Primary Insurance segment. Ceding commission income reported in underwriting expenses of the Primary Insurance segment for the three months ended June 30, 2008 and 2007, respectively, includes $1.1 million and $1.4 million from the Reinsurance segment. Such amounts are reflected in underwriting expenses of the Reinsurance segment.
Investment income of the Reinsurance segment for the three months ended June 30, 2008 and 2007, respectively, includes $112 thousand and nil of interest income on funds withheld by the Primary Insurance segment. Such amounts are reflected in interest expenses of the Primary Insurance segment

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 13. Segment Information, Continued
The following tables set forth the Company’s revenues, expenses, income before taxes and total assets by business segment:

	For the three months ended June 30, 2008
	Fee-Based			Corporate
	Management	Primary		and	Elimina-
	Services	Insurance	Reinsurance	Other	tions	Total
	(Dollars in thousands)
Revenues:
Net premiums earned	$—	$34,910	$6,275	$—	$—	$41,185
Management fees	3,935	—	—	—	(847)	3,088
Investment income	(6)	4,368	380	70	(112)	4,700

Total revenues	3,929	39,278	6,655	70	(959)	48,973

Expenses:
Underwriting expenses	—	27,529	6,042	—	(771)	32,800
Interest expense	—	112	—	924	(112)	924
Depreciation and amortization	248	94	—	10	—	352
Operating expenses	6,887	2,732	316	692	(1)	10,626

Total expenses	7,135	30,467	6,358	1,626	(884)	44,702

Income before taxes	$(3,206)	$8,811	$297	$(1,556)	$(75)	$4,271

Total assets	$4,720	$393,781	$57,707	$5,187	$(53,679)	$407,716

	For the three months ended June 30, 2007
	Fee-Based			Corporate
	Management	Primary		and	Elimina-
	Services	Insurance	Reinsurance	Other	tions	Total
	(Dollars in thousands)
Revenues:
Net premiums earned	$—	$27,521	$5,994	$—	$—	$33,515
Management fees	8,769	—	—	—	(675)	8,094
Investment income	26	1,844	668	86	—	2,624

Total revenues	8,795	29,365	6,662	86	(675)	44,233

Expenses:
Underwriting expenses	—	21,644	3,053	—	(675)	24,022
Interest expense	3	—	—	974	—	977
Depreciation and amortization	170	31	—	10	—	211
Operating expenses	9,596	2,289	269	788	—	12,942

Total expenses	9,769	23,964	3,322	1,772	(675)	38,152

Income before taxes	$(974)	$5,401	$3,340	$(1,686)	$—	$6,081

Total assets	$6,806	$290,667	$92,438	$7,824	$(43,895)	$353,840

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 13. Segment Information, Continued
Included in income of the Fee-Based Management Services segment and underwriting expenses of the Primary Insurance segment for the six months ended June 30, 2008 and 2007, respectively, are $0.7 million and $1.0 million, of commissions paid or incurred by Majestic to CRM and CRM CA for excess policies placed with Majestic on behalf of the self-insured groups managed by CRM and CRM CA.
Also included in income of the Fee-Based Management Services segment and underwriting expenses of the Primary Insurance segment for the six months ended June 30, 2008 are $1.2 million of management fees paid by Majestic to CRM and Eimar for claims control services on behalf of Majestic policyholders. CRM and Eimar did not provide claims control services on behalf of Majestic policyholders for the six months ended June 30, 2007.
Premiums earned by the Reinsurance segment for the six months ended June 30, 2008 and 2007, respectively, include $21.0 million and $11.2 million of earned premiums assumed from the Primary Insurance segment. Such ceded premiums reduce premiums earned in the Primary Insurance segment. Ceding commission income reported in underwriting expenses of the Primary Insurance segment for the six months ended June 30, 2008 and 2007, respectively, includes $5.0 million and $1.9 million from the Reinsurance segment. Such amounts are reflected in underwriting expenses of the Reinsurance segment.
Investment income of the Reinsurance segment for the six months ended June 30, 2008 and 2007, respectively, includes $0.3 million and nil of interest income on funds withheld by the Primary Insurance segment. Such amounts are reflected in interest expenses of the Primary Insurance segment
The following tables set forth the Company’s revenues, expenses, income before taxes and total assets by business segment:

	For the six months ended June 30, 2008
	Fee-Based			Corporate
	Management	Primary		and	Elimina-
	Services	Insurance	Reinsurance	Other	tions	Total
	(Dollars in thousands)
Revenues:
Net premiums earned	$—	$52,427	$21,109	$—	$—	$73,536
Management fees	8,906	—	—	—	(2,066)	6,840
Investment income	(6)	5,423	1,098	144	(313)	6,346

Total revenues	8,900	57,850	22,207	144	(2,379)	86,722

Expenses:
Underwriting expenses	—	37,529	15,633	—	(1,990)	51,172
Interest expense	22	313	—	1,877	(313)	1,899
Depreciation and amortization	447	178	—	21	—	646
Operating expenses	14,073	7,647	536	2,159	—	24,415

Total expenses	14,542	45,667	16,169	4,057	(2,303)	78,132

Income before taxes	$(5,642)	$12,183	$6,038	$(3,913)	$(76)	$8,590

Total assets	$4,720	$393,781	$57,707	$5,187	$(53,679)	$407,716

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 13. Segment Information, Continued

	For the six months ended June 30, 2007
	Fee-Based			Corporate
	Management	Primary		and	Elimina-
	Services	Insurance	Reinsurance	Other	tions	Total
	(Dollars in thousands)
Revenues:
Net premiums earned	$—	$44,373	$11,964	$—	$—	$56,337
Management fees	18,635	—	—	—	(1,028)	17,607
Investment income	55	3,382	1,322	180	—	4,939

Total revenues	18,690	47,755	13,286	180	(1,028)	78,883

Expenses:
Underwriting expenses	—	35,704	6,407	—	(1,028)	41,083
Interest expense	4	—	—	1,946	—	1,950
Depreciation and amortization	326	59	—	21	—	406
Operating expenses	18,768	5,063	496	2,027	—	26,354

Total expenses	19,098	40,826	6,903	3,994	(1,028)	69,793

Income before taxes	$(408)	$6,929	$6,383	$(3,814)	$—	$9,090

Total assets	$6,806	$290,667	$92,438	$7,824	$(43,895)	$353,840

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
The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying our forward-looking statements:
•	the cyclical nature of the insurance and reinsurance industry;

•	premium rates;

•	investment results;

•	legislative and regulatory changes;

•	the estimation of loss reserves and loss reserve development;

•	the ability to retain our ratings;

•	reinsurance may be unavailable on acceptable terms, and we may be unable to collect reinsurance;

•	the occurrence and effects of wars and acts of terrorism;

•	the possibility that the outcome of any litigation or arbitration proceedings is unfavorable;

•	the effects of competition;

•	failure to retain key personnel;

•	economic downturns; and

•	natural disasters.
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
Drivers of Profitability
Industry Trends
Our business segments are affected by the trends of the workers’ compensation insurance market. The workers’ compensation insurance market has historically fluctuated with periods of low premium rates and excess underwriting capacity resulting from increased competition, followed by periods of high premium rates and shortages of underwriting capacity resulting from decreased competition. Our revenues have historically been generated primarily in California and New York.
California’s Premium Rates. Prior to the recent developments in the California market, we had experienced a downward trending in the premium rates charged by insurers. California Bill 899 was passed in April 2004 with the goal of reducing over time the medical and indemnity expenses incurred by insurance companies under workers’ compensation policies. This legislation allowed insurers to reduce rates. During 2006 and the first half of 2007, the California Insurance Commissioner approved three workers’ compensation advisory pure premium rate decreases. The California Insurance Commissioner first approved a 16% rate decrease for policies written after June 30, 2006, followed by a 9% rate decrease for policies written after December 31, 2006, which was followed by another 14.2% rate decrease for policies written after June 30, 2007.
In November 2007, the California Insurance Commissioner recommended that there be no overall change in workers’ compensation advisory pure premium rates for policies written on or after January 1, 2008. This was the first recommendation of no rate decrease by the California Insurance Commissioner since the adoption of the reforms of 2003 and 2004. Most recently, in March 2008, the Workers’ Compensation Insurance Rating Bureau of California, or “WCIRB,” an industry-backed private organization that provides statistical analysis, announced that it would not propose a July 1, 2008 pure premium rate change to the California Insurance Commissioner. The WCIRB concluded that recent indications did not warrant a rate change at this time. On May 9, 2008, the California Insurance Commissioner announced that stability in the workers’ compensation insurance marketplace had eliminated the immediate need for an interim pure premium rate advisory. WCIRB data indicates that insurer pay-outs for workers’ compensation benefit costs have been relatively level since 2005. The California Insurance Commissioner’s decisions are advisory only and insurance companies may choose whether or not to adopt the new rates.
New York’s Premium Rates. Workers’ compensation rates in New York have experienced significant pricing pressure because of declines in the regulatory rates. Following almost two years of relatively stable rates, in July 2007, the New York State Superintendent of Insurance ordered that overall policyholders’ costs for workers’ compensation be reduced by 20.5% effective October 1, 2007. This 20.5% reduction included both changes in the workers’ compensation rates set by the New York State Workers’ Compensation Board as well as a change to the New York State Assessment. The rate reduction was based upon an analysis of the impact of the reforms and market trends associated with New York’s 2007 Workers’ Compensation Reform Act signed into law in March 2007, which was intended to create a significantly less expensive system of workers’ compensation in New York while increasing the weekly benefits paid to injured workers. The last change to the New York Workers’ Compensation rates, prior to this rate reduction, was an increase in July 2005 averaging 5% across all industry groups that took effect in October 2005.
We believe that the self-insured group product which we offered was not as attractive during periods of low premium rates and excess underwriting capacity, as we are currently experiencing in New York, because of the risks associated with the joint and several liability of the members. The increased market competition and pricing pressure, combined with certain of the self-insured groups’ status as being underfunded, were significant factors motivating our New York self-insured groups to voluntarily terminate their active operations during the second half of 2007 and first quarter of 2008. The groups’ decisions to terminate stemmed from several factors that, when combined, would make the groups’ remediation from underfunded to funded status difficult. The factors included significant reductions in the workers’ compensation rates set by the New York State Workers’ Compensation Board that are attributable to the employers of the groups, increased market competition and pricing pressures, past and anticipated member attrition, regulatory restrictions on discounts offered to the members and regulatory restrictions against adding new members.

As of April 1, 2008, we no longer have any self-insured groups under management in New York with active operations. We are continuing to administer claims for three of the self-insured groups, one of the groups until August 11, 2008 and the remaining two groups until September 8, 2008. A new third party administrator will thereafter be assigned to administer the claims of these groups. We have ceased to manage five of the self-insured groups, which are now being managed by a third-party administrator appointed by the New York Workers’ Compensation Board. During the transitional period, we will not earn any fees in connection with the administration of these self-insured groups. In accordance with the terms of a settlement agreement entered into between us and the New York Workers’ Compensation Board (as described in Part II. Other Information — Item 1 Legal Proceedings), we will surrender our third-party administrator’s license in New York on September 8, 2008. We expect that revenues from our fee-based management services in New York will be minimal in 2008 and we do not expect to derive any significant revenues from fee-based management services in New York thereafter. In addition, we expect that primary insurance and reinsurance revenues from excess policies issued to these New York self-insured groups will be minimal in 2008 and thereafter as those policies were not renewed in 2008. We are seeking to replace lost revenue by identifying profitable opportunities through geographic and business diversification. This includes the geographic expansion of our primary insurance business into New York, by leveraging our strong broker distribution network to offer primary insurance policies for both new businesses as well as for former members of group self-insured programs.
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
Management Fees. Our fee-based management service revenues include management fees received from our groups for management and other services. Prior to the voluntary termination of our self-insured groups in New York, the fees we received from our New York groups were based on a percentage of the workers’ compensation rates set by the New York Workers’ Compensation Board that were attributable to the members of the groups we manage, and included fees for claims management services. With respect to our groups in California, our fees are based on a percentage of premiums paid by members to the groups we manage. Our groups in California pay fees for claims management services directly to third party administrators. In addition, we receive fees for medical bill review and case management services provided to the self-insured groups we manage and other third-parties, which are based on the specific services rendered.
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
A.M. Best Ratings & Reinsurance Agreements
In April 2008, A.M. Best Co., Inc. (“A.M. Best”) placed the financial strength ratings of Majestic and Twin Bridges under review with negative implications. The under review status stemmed from, among other things, limited capital being available in our insurance subsidiaries to support their anticipated growth and the 2007 capitalization levels at Majestic falling somewhat short of the requirement by A.M. Best for the ratings based on higher premium growth, partially attributable to previously self-insured business being written on a first dollar basis. In response to A.M. Best’s concerns, we reallocated capital between our insurance subsidiaries, such that approximately $34.5 million was contributed as additional capital to Majestic. In addition to this, Majestic executed certain transactions relating to its reinsurance coverage.
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
Based on A.M. Best’s concern over limited capital being available to support its anticipated growth, Majestic entered into a 40% ceded quota share agreement with a securely rated third party reinsurer effective July 1, 2008. Under this 40% quota share agreement, the third party reinsurer will assume 40% of the first $500 thousand of losses and loss adjustment expenses from any single occurrence under Majestic’s primary insurance policies and Majestic will cede 40% of the applicable premiums to the third party reinsurer. The agreement allows Majestic the option to decrease the percentage ceded to the third party reinsurer on the first day of each calendar quarter, although the percentage cannot be reduced below 5%. The reinsurer’s losses are capped at 150% of the premiums ceded by Majestic. Majestic receives a 30% ceding commission from the reinsurer on all ceded premiums to cover Majestic’s costs associated with the policies, including dividends, commissions, taxes, assessments and all other expenses other than allocated loss adjustment expenses. This 40% quota share agreement is effective for losses incurred and premiums earned by Majestic on or after July 1, 2008 through June 30, 2009. Under the terms of the quota share agreement, underwriting profit and investment income ceded to outside reinsurers could amount to $5.9 million annually. In addition, the domestication of the $34.5 million of invested assets will add substantially to investment income subject to U.S. taxation.

In addition, effective April 1, 2008, the 40% ceded quota share agreement between Majestic and Twin Bridges was amended to (i) decrease Twin Bridges proportional participation from 40% to 5% of the first $500,000 of losses and loss adjustment expenses of Majestic’s primary insurance policies and (ii) reduce the ceded premiums from Majestic to Twin Bridges from 40% to 5%.
Majestic also renewed its excess of loss reinsurance treaty program effective July 1, 2008. This excess of loss reinsurance treaty program continues to provide $99.5 million of reinsurance protection, per occurrence, for workers’ compensation losses in excess of a $500 thousand retention limit. Majestic retains liability for any amounts of losses and loss adjustment expenses that exceed $100 million up to the applicable statutory limit. The reinsurance program covers losses incurred between July 1, 2008 and the date on which the reinsurance agreements are terminated.
Following the execution of these agreements, on July 18, 2008, A.M. Best announced that it had removed from under review with negative implications and affirmed the financial strength rating of “A-” (Excellent) of Majestic. Concurrently, A.M. Best removed from under review with negative implications and downgraded the financial strength rating to “B++” (Good) from “A-” (Excellent) of Twin Bridges.
Critical Accounting Policies and Estimates
We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the three and six months ended June 30, 2008 and 2007. Other than the adoption of FAS 157 and FSP FAS157-2, we believe that the accounting policies set forth in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”) and “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our 2007 Form 10-K continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements.

Results of Operations
The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Amounts in thousands, except per share data)
Revenues
Net premiums earned — primary insurance segment	$34,910	$27,521	$52,427	$44,373
Net premiums earned — reinsurance segment	6,275	5,994	21,109	11,964
Fee-based management services	3,088	8,094	6,840	17,607
Net investment income	4,700	2,624	6,346	4,939

Total revenues	48,973	44,233	86,722	78,883

Expenses
Losses and loss adjustment expenses	26,172	19,969	40,137	32,979

Net Income	$3,050	$5,159	$8,025	$8,056

Earnings per share — basic	$0.19	$0.32	$0.49	$0.49
Earnings per share — fully diluted	$0.19	$0.32	$0.49	$0.49

GAAP combined ratio — Primary Insurance Segment
Loss and loss adjustment expense ratio(1)	63.2%	65.6%	59.6%	65.7%
Underwriting expense ratio(2)	24.1%	21.5%	27.5%	26.3%
GAAP combined ratio(3)	87.3%	87.1%	87.1%	92.0%

GAAP combined ratio — Reinsurance Segment
Loss and loss adjustment expense ratio(1)	74.2%	32.0%	48.1%	32.0%
Underwriting expense ratio(2)	27.1%	23.4%	28.5%	25.7%
GAAP combined ratio(3)	101.3%	55.4%	76.6%	57.7%

(1)	The loss and loss adjustment ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned.

(2)	The underwriting expense ratio is calculated by dividing underwriting and certain other operating costs, commissions and salaries and benefits by the current year’s net premiums earned.

(3)	The GAAP combined ratio is the sum of the loss and loss adjustment expense ratio and the net underwriting expense ratio.
Segment Results Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Consolidated Results
Total Revenues. Consolidated total revenues increased 11%, or $4.8 million, to $49.0 million for the three months ended June 30, 2008, from $44.2 million for the three months ended June 30, 2007. The increase was primarily due to an increase of $7.7 million, or 23%, in our consolidated net premiums earned and a $2.1 million, or 80% increase in consolidated net investment income from 2007 to 2008. This increase was somewhat offset by decreases in revenues from our fee-based management services.
Total Expenses. Consolidated total expenses increased 17%, or $6.5 million, to $44.7 million for the three months ended June 30, 2008, from $38.2 million for the three months ended June 30, 2007. The increase was primarily attributable to increases in loss and loss adjustment expenses and policy acquisition costs, somewhat offset by decreases in selling, general and administrative expenses and fees paid to general agents and brokers.

Income before Taxes. Consolidated income before taxes decreased 30%, or $1.8 million, to $4.3 million for the three months ended June 30, 2008, from $6.1 million for the three months ended June 30, 2007. Decreases in our reinsurance and fee-based management services segments were somewhat offset by increases in our primary insurance segment.
Provision for Income Taxes. We recorded income tax expense of $1.2 million and $0.9 million for the three months ended June 30, 2008 and 2007, respectively. Our income tax provision represented the net income tax provision on taxable income of U.S. domiciled subsidiaries. CRM Holdings and Twin Bridges, our Bermuda domiciled subsidiaries, are not subject to U.S. income taxation.
The income tax provision for the three months ended June 30, 2008 included a current tax provision of $1.1 million and a deferred tax provision of $0.1 million. The deferred tax provision was primarily due to temporary differences from net loss reserves, unearned premium reserves and deferred policy acquisition costs being reported differently for financial statement purposes than for federal income tax purposes.
The income tax provision for the three months ended June 30, 2007 included a current tax provision of $1.8 million and a deferred tax benefit of $0.9 million. The deferred tax benefit of $0.9 million for the three months ended June 30, 2007 was primarily due to temporary difference from net loss reserves, unearned premium reserves and deferred policy acquisition costs being reported differently for financial statement purposes for federal income tax purposes.
Net Income. Net income for the three months ended June 30, 2008 decreased 41%, or $2.1million, to $3.1 million from $5.2 million for the three months ended June 30, 2007. Net income as a percentage of revenues was 6.2% for the three months ended June 30, 2008 compared to 11.7% for the three months ended June 30, 2007. The decrease in net income in 2008 as compared with 2007 was due to a $3.0 million decrease in net income in our reinsurance segment and a $1.5 million decrease in net income at our fee-based management services segment. These decreases were somewhat offset by an increase in net income of $2.4 million in our primary insurance segment.
Primary Insurance Segment
Net Premiums Earned. Total net premiums earned increased 27%, or $7.4 million, to $34.9 million for the three months ended June 30, 2008, from $27.5 million for the three months ended June 30, 2007. The increase was primarily attributable to the growth of primary insurance business in New York, California and New Jersey. These increases were somewhat mitigated because premiums for the three months ended June 30, 2007 included the one time effect of the Novation Agreement more fully described in our Form 10-K filing for the year ended December 31, 2007. This transaction resulted in $9.2 million of additional premiums in 2007. The increase in net premiums earned was also offset by a decrease in premiums due to the run off of the United States Longshore and Harbor Workers’ business that we voluntarily ceased writing in 2007.
Geographically, California remained our largest market, accounting for approximately $20.7 million, or 59%, of the total net primary insurance premiums earned during the three months ended June 30, 2008. Our Majestic east coast operations are continuing to develop business primarily in New Jersey and New York. The east coast operations contributed approximately $13.3 million, or 38%, of our net primary insurance premiums earned for the three months ended June 30, 2008. The remaining states in our active operating markets accounted for approximately $0.9 million, or 3%, of our net primary insurance premiums earned for the three months ended June 30, 2008.
Net Investment Income. Net investment income increased 137%, or $2.6 million, for the three months ended June 30, 2008, to $4.4 million from $1.8 million for the three months ended June 30, 2007. This increase was primarily due to $2.1 million of net gains earned upon the liquidation of our equity portfolio during the three months ended June 30, 2008.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses relating to our primary insurance segment were $22.0 million for the three months ended June 30, 2008 compared to $18.0 million for the three months ended June 30, 2007, an increase of 22%. This increase was due to loss and loss adjustment expenses on the primary insurance activity described above in Net Premiums Earned, somewhat offset by reductions in prior years’ loss reserves. The increase was also mitigated because loss reserves for the three months ended June 30, 2007 included the one time effect of the Novation agreement as discussed above in Net Premiums Earned. Within the three months ended June 30, 2008, Majestic recorded a $1.6 million decrease in its estimated cost of settling claims as a result of favorable loss cost trends in California since the legislative reforms were enacted in 2004. Losses in Majestic’s excess workers compensation business continue to develop better than expected, as losses above the self-insured retentions have not emerged as expected. We have established loss reserves at June 30, 2008 that are based upon our current best estimate of loss costs, taking into consideration recent data suggesting both paid losses and incurred losses are trending favorably. The loss and loss adjustment expense ratio for our primary insurance segment for the three months ended June 30, 2008 was 63% compared to 66% for the three months ended June 30, 2007. The methods for making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any adjustments are reflected in current operations.
Policy Acquisition Cost. Policy acquisition costs increased 53%, or $1.9 million, to $5.5 million for the three months ended June 30, 2008 from $3.6 million for the three months ended June 30, 2007. This increase was primarily due to the increased primary insurance activity described above in Net Premiums Earned.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 22%, or $0.5 million, for the three months ended June 30, 2008, to $2.8 million from $2.3 million for the three months ended June 30, 2007. This increase was primarily due to the allocation of selling, general and administrative expenses from our corporate and other segment.
Interest Expense. Interest expense for the three months ended June 30, 2008, includes $112 thousand of interest expense on funds withheld from Twin Bridges by Majestic under reinsurance agreements. There was no intercompany interest expense for the three months ended June 30, 2007.
Net Income. Net income attributable to the primary insurance segment for the three months ended June 30, 2008 was $6.1 million compared to $3.7 million for the three months ended June 30, 2007, an increase of 66%. The increase in net income between the three months ended June 30, 2008 and 2007 was principally attributable to the increase in net premiums earned in our primary insurance business, somewhat offset by higher loss reserves and underwriting expenses as described above. The underwriting expense ratio for our primary insurance segment for the three months ended June 30, 2008 and 2007 was 24% and 22%, respectively.
Reinsurance Segment
Net Reinsurance Premiums Earned. Net reinsurance premiums earned increased 5%, or $0.3 million, for the three months ended June 30, 2008, to $6.3 million from $6.0 million for the three months ended June 30, 2007. This increase was primarily attributable to net premiums ceded to Twin Bridges on Majestic’s primary business, including the 5% Quota Share Agreement and participation in Majestic’s excess of loss reinsurance treaty as described in Part I. Financial Information — Item 1. Financial Statements — Note 7. Insurance Activity. This increase was somewhat offset by a reduction in net premiums earned under the 90% Quota Share Agreement due to the non-renewal of certain New York self-insured groups managed by CRM.
Net Investment Income. Net investment income decreased 43%, or $0.3 million, for the three months ended June 30, 2008 versus the three months ended June 30, 2007. This decrease was primarily due to a lower yield earned by Twin Bridges on funds provided as collateral to Majestic for unpaid ceded liabilities withheld by Majestic in 2008, versus the yield earned on fixed income holdings for the three months ended June 30, 2007.
Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses relating to our reinsurance segment were $4.7 million for the three months ended June 30, 2008 compared to $1.9 million for the three months ended June 30, 2007, an increase of 143%. This increase was primarily due a higher loss ratio on the primary insurance business assumed from Majestic described above in Net Reinsurance Premiums Earned.
Since Twin Bridges has limited historical experience, losses on excess policies are estimated based on industry data. The estimate for loss and loss adjustment expenses on the primary business ceded from Majestic to Twin Bridges are based on the net and direct analyses of Majestic’s business as discussed above. Because of lower than industry average number of reported claims and other relevant business factors, our management team considers it appropriate to establish reserves at the actuary’s best estimate of expected outcomes for most direct and assumed risks, and at a higher, moderately conservative level for risks originating from the self-insured groups in New York. The loss and loss adjustment expense ratio for our reinsurance insurance segment for the three months ended June 30, 2008 was 74% compared to 32% for the three months ended June 30, 2007. The methods for making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any adjustments are reflected in current operations.

Policy Acquisition Costs. Policy acquisition costs increased 22%, or $0.3 million, to $1.4 million for the three months ended March 31, 2008 from $1.1 million for the three months ended March 31, 2007. This increase is primarily due to policy acquisition costs on the reinsurance activity described above in Net Reinsurance Premiums Earned.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were relatively unchanged for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. Selling, general and administrative expenses at Twin Bridges are relatively fixed in nature and not sensitive to changes in premium volume.
Net Income. Net income attributable to the reinsurance segment for the three months ended June 30, 2008 was $0.3 million compared to $3.3 million for the three months ended June 30, 2007, a decrease of 91%. The decrease in net income between the three months ended June 30, 2008 and 2007 is principally attributable to the increases in losses on net premiums ceded to Twin Bridges on Majestic’s primary insurance business as described above. The underwriting expense ratio for our primary insurance segment was 27% and 23% for the three months ended June 30, 2008 and 2007, respectively.
Fee-Based Management Services Segment
Revenues from Fee-Based Management Services. Revenues from fee-based management services decreased 55%, or $4.9 million, for the three months ended June 30, 2008, to $3.9 million from $8.8 million for the three months ended June 30, 2007. This decrease was primarily attributable to the decisions by all of our New York self-insured groups under management to voluntarily terminate their active operations as of April 1, 2008. Accordingly, we expect negligible fee-based management income form the New York self-insured groups in the future.
We have ceased to manage five of these self-insured groups which are now being managed by a third-party administrator appointed by the New York Workers’ Compensation Board. We are continuing to administer claims for three of the self-insured groups, one of the groups until August 11, 2008 and the remaining two groups until September 8, 2008.
Fees Paid to General Agents and Brokers. Fees paid to general agents and brokers decreased by $0.3 million, to $2.5 million for the three months ended June 30, 2008, from $2.8 million for the three months ended June 30, 2007. This decrease was primarily due to our New York self-insured groups’ decisions to cease active operations as described above in Revenue from Fee-Based Management Services Segment. This decrease was somewhat offset by a $1.6 million increase in fees paid to general agents and brokers related to the Cornerstone settlement as described in Item 1. Financial Statements — Note 12. Contingencies.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.2 million, or 33%, to $4.7 million for the three months ended June 30, 2008, from $6.9 million for the three months ended June 30, 2007. This decrease was due to the reclassification of expenses that were previously reported in the fee-based management services segment which are now being reported in our corporate and other segment.
Net Loss. Net loss attributable to the fee-based management services segment for the three months ended June 30, 2008 was $2.2 million compared to a net loss of $0.6 million for the three months ended June 30, 2007. The increase in net loss between the three months ended June 30, 2008 and 2007 is principally attributable to the voluntary termination of the New York self-insured groups as described above in Revenues from Fee-Based Management Services.
Corporate and Other Segment
Net Investment Income. Our investment holdings and the interest rate earned on our investment holdings remained relatively unchanged from the same period last year. Accordingly, net investment income was unchanged for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007.

Interest Expense. Our long-term debt and the interest rate on our long-term debt remained relatively unchanged from the same period last year. Accordingly, interest expense was unchanged for the three months ended June 30, 2008 as compared to the same period last year.
Selling, General and Administrative Expenses. As a result of a reorganization of resources brought about by the cessation of active operations of our New York trusts, certain selling, general and administrative expenses that were previously reported in the fee-based management services segment are now being reported in the corporate and other segment. These expenses are being allocated amongst the Company’s U.S. domiciled entities based on headcount, square footage or a percentage of revenue. Selling, general and administrative expenses remained relatively unchanged at $0.7 million from the three months ended June 30, 2008, as compared to the same period last year.
Segment Results Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Consolidated Results
Total Revenues. Consolidated total revenues increased 9.9%, or $7.8 million, to $86.7 million for the six months ended June 30, 2008, from $78.9 million for the six months ended June 30, 2007. The increase in total revenues was primarily due to a $17.2 million, or 31%, increase in our consolidated net premiums earned from 2007 to 2008. This increase was offset by a $10.8 million, or 61% decrease in revenues from our fee-based management services from the same period last year.
Total Expenses. Consolidated total expenses increased 12%, or $8.3 million, to $78.1 million for the six months ended June 30, 2008, from $69.8 million for the six months ended June 30, 2007. The increase was primarily attributable to increases in loss and loss adjustment expenses in our primary insurance and reinsurance segments. These increases were somewhat offset by decreased fees paid to general agents and brokers in our fee-based management services segment.
Income before Taxes. Consolidated income before taxes decreased 6%, or $0.5 million, to $8.6 million for the six months ended June 30, 2008, from $9.1 million for the six months ended June 30, 2007. Increases in our primary insurance and reinsurance segments were somewhat offset by decreases in our fee-based management services segment.
Provision for Income Taxes. We recorded an income tax expense of $0.6 million and $1.0 million for the six months ended June 30, 2008 and 2007, respectively. Our income tax provision represented the net income tax provision on taxable income of U.S. domiciled subsidiaries. CRM Holdings and Twin Bridges, our Bermuda domiciled subsidiaries are not subject to U.S. income taxation.
The income tax provision for the six months ended June 30, 2008 included a current tax benefit of $0.7 million and a deferred tax provision of $0.6 million. The current tax benefit of $71 thousand for the six months ended June 30, 2008 was primarily due to net losses in our fee-based management services segment and net losses of CRM USA Holdings and Embarcadero somewhat offset by net income in our primary insurance segment. The deferred tax provision of $0.6 million for the six months ended June 30, 2008 was primarily due to temporary differences from net loss reserves, unearned premium reserves and deferred policy acquisition costs being reported differently for financial statement purposes for federal income tax purposes.
The income tax provision for the six months ended June 30, 2007 included a current tax provision of $3.2 million and a deferred tax benefit of $2.2 million. The deferred tax benefit of $2.2 million for the six months ended June 30, 2007 was primarily due to temporary difference from net loss reserves, unearned premium reserves and deferred policy acquisition costs being reported differently for financial statement purposes for federal income tax purposes.
Net Income. Net income for the six months ended June 30, 2008 remained relatively unchanged at $8.0 million from the six months ended June 30, 2007. Net income as a percentage of revenues was 9.3% for the six months ended June 30, 2008 compared to 10.2% for the six months ended June 30, 2007. Increases in net income in 2008 as compared with 2007 in our primary insurance and corporate and other segments, was offset by decreases in our fee-based management services and reinsurance segments.

Primary Insurance Segment
Net Premiums Earned. Total net premiums earned increased 18%, or $8.1 million, to $52.4 million for the six months ended June 30, 2008, from $44.4 million for the six months ended June 30, 2007. The increase was primarily attributable to the growth of primary insurance business in New York, California and New Jersey. These increases were somewhat mitigated because premiums for the six months ended June 30, 2007 included the one time effect of the Novation Agreement more fully described in our Form 10-K filing for the year ended December 31, 2007. This transaction resulted in $9.2 million of additional premiums in 2007. The increase in net premiums earned was also offset by a decrease in premiums due to the run off of the United States Longshore and Harbor Workers’ business that we voluntarily ceased writing in 2007.
Geographically, California remained our largest market, accounting for approximately $32.6 million, or 62%, of the total net primary insurance premiums earned during the six months ended June 30, 2008. Our Majestic east coast operations are continuing to develop business primarily in New Jersey and New York. The east coast operations contributed approximately $18.1 million, or 35%, of our net primary insurance premiums earned for the six months ended June 30, 2008. The remaining states in our active operating markets accounted for approximately $1.7 million, or 3%, of our net primary insurance premiums earned for the six months ended June 30, 2008.
Net Investment Income. Net investment income increased 60%, or $2.0 million, for the six months ended June 30, 2008, to $5.4 million from $3.4 million for the six months ended June 30, 2007. This increase was primarily due to $1.6 million of recorded gains on our equity portfolio during the six months ended June 30, 2008 and investment income from increased investment holdings. These increases were somewhat offset by recorded losses from eight equity securities that were deemed to be other-than-temporarily impaired in the first quarter of 2008.
Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses relating to our primary insurance segment were $31.2 million for the six months ended June 30, 2008 compared to $29.2 million for the six months ended June 30, 2007, an increase of 7%. Within that period, Majestic recorded a $5.0 million decrease in its estimated cost of settling claims as a result of favorable loss cost trends in California since the legislative reforms were enacted in 2004. We have established loss reserves at June 30, 2008 that are based upon our current best estimate of loss costs, taking into consideration recent data suggesting both paid losses and incurred losses are trending favorably. The loss and loss adjustment expense ratio for our primary insurance segment for the six months ended June 30, 2008 was 60% compared to 66% for the six months ended June 30, 2007. The methods for making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any adjustments are reflected in current operations.
Policy Acquisition Cost. Policy acquisition costs decreased 4%, or $0.3 million, to $6.3 million for the six months ended June 30, 2008 from $6.6 million for the six months ended June 30, 2007. This decrease is primarily due to ceding commission income paid by Twin Bridges to Majestic which relieved the policy acquisition costs otherwise incurred by Majestic in the first quarter of 2008. This ceding commission income decreased in the second quarter of 2008 as the 40% Quota Share Agreement was reduced to a 5% Quota Share Agreement as described in Part I. Financial Information - Item 1. Financial Statements — Note 7. Insurance Activity.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 53%, or $2.7 million, for the six months ended June 30, 2008, to $7.8 million from $5.1 million for the six months ended June 30, 2007. This increase was primarily due to the allocation of selling, general and administrative expenses from our corporate and other segment.
Interest Expense. Interest expense for the six months ended June 30, 2008, includes $0.3 million of interest expense on funds withheld from Twin Bridges by Majestic under reinsurance agreements. There was no intercompany interest expense for the six months ended June 30, 2007.
Net Income. Net income attributable to the primary insurance segment for the six months ended June 30, 2008 was $8.4 million compared to $4.9 million for the six months ended June 30, 2007, an increase of 72%. The increase in net income between the six months ended June 30, 2008 and 2007 is principally attributable to the increase in net premiums earned, somewhat offset by increased loss and loss adjustment expenses and selling, general and administrative expenses as described above. The underwriting expense ratio for our primary insurance segment for the six months ended June 30, 2008 and 2007 was 28% and 26%, respectively.

Reinsurance Segment
Net Reinsurance Premiums Earned. Net reinsurance premiums earned increased 76%, or $9.1 million, for the six months ended June 30, 2008, to $21.1 million from $12.0 million for the six months ended June 30, 2007. This increase was primarily attributable to net premiums ceded to Twin Bridges on Majestic’s primary business, including the 40% & 5% Quota Share Agreement and participation in the Majestic excess of loss reinsurance treaty as described in Part I. Financial Information — Item 1. Financial Statements — Note 7. Insurance Activity. This increase was somewhat offset by a reduction in net premiums earned under the 90% Quota Share Agreement due to the non-renewal of certain New York self-insured groups managed by CRM.
Net Investment Income. Net investment income decreased 17%, or $223 thousand, for the six months ended June 30, 2008, to $1.1 million from $1.3 million for the six months ended June 30, 2007. This decrease was primarily due to a lower yield earned by Twin Bridges on funds provided as collateral to Majestic for unpaid ceded liabilities withheld by Majestic in 2008, versus the yield earned on fixed income holdings for the six months ended June 30, 2007.
Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses relating to our reinsurance segment were $10.1 million for the six months ended June 30, 2008 compared to $3.8 million for the six months ended June 30, 2007, an increase of 165%. This increase was primarily due a higher loss ratio on the primary insurance business assumed from Majestic described above in Net Reinsurance Premiums Earned. The increase is somewhat offset by the reduction of prior years estimated losses of $3.4 million.
Since Twin Bridges has limited historical experience, losses on excess policies are estimated based on industry data. The estimate for loss and loss adjustment expenses on the primary business ceded from Majestic to Twin Bridges is based on the net and direct analyses of Majestic’s business as discussed above. Because of lower than industry average number of reported claims and other relevant business factors, Management considers it appropriate to establish reserves at the actuary’s best estimate of expected outcomes for most direct and assumed risks, and at a higher, moderately conservative level for risks originating from the self-insured groups in New York. This determination has resulted in recognizing favorable development in the six months ended June 30, 2008. The loss and loss adjustment expense ratio for our reinsurance insurance segment for the six months ended June 30, 2008 was 48% compared to 32% for the six months ended June 30, 2007. The methods for making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any adjustments are reflected in current operations.
Policy Acquisition Costs. Policy acquisition costs increased 112%, or $2.9 million, to $5.5 million for the six months ended June 30, 2008 from $2.6 million for the six months ended June 30, 2007. This increase is primarily due to policy acquisition costs on the reinsurance activity described above in Net Reinsurance Premiums Earned.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were unchanged for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. Selling, general and administrative expenses at Twin Bridges are relatively fixed in nature and not sensitive to changes in premium volume.
Net Income. Net income attributable to the reinsurance segment for the six months ended June 30, 2008 was $6.0 million compared to $6.4 million for the six months ended June 30, 2007, a decrease of 5%. The decrease in net income between the six months ended June 30, 2008 and 2007 is principally attributable to increased loss and loss adjustment expenses and policy acquisition costs related to the increased net premiums ceded to Twin Bridges on Majestic’s primary insurance business as described above. The underwriting expense ratio for our primary insurance segment was 29% and 26% for the six months ended June 30, 2008 and 2007, respectively.

Fee-Based Management Services Segment
Revenues from Fee-Based Management Services. Revenues from fee-based management services decreased 52%, or $9.8 million, for the six months ended June 30, 2008, to $8.9 million from $18.7 million for the six months ended June 30, 2007. This decrease was primarily attributable to the decisions by all of our New York self-insured groups under management to voluntarily terminate their active operations as of April 1, 2008. Six of eight of our New York self-insured groups elected to voluntarily terminate their active operations during the second half of 2007. The two remaining New York self-insured groups voluntarily terminated their active operations effective March 31, 2008. Accordingly, we expect negligible fee-based management income form the New York self-insured groups in the future.
We have ceased to manage five of these self-insured groups which are now being managed by a third-party administrator appointed by the New York Workers’ Compensation Board. We are continuing to administer claims for three of the self-insured groups, one of the groups until August 11, 2008 and the remaining two groups until September 8, 2008.
Fees Paid to General Agents and Brokers. Fees paid to general agents and brokers decreased by $1.7 million, to $3.9 million for the six months ended June 30, 2008, from $5.6 million for the six months ended June 30, 2007. This decrease was primarily due to our New York self-insured groups’ decisions to cease active operations as described above in Revenue from Fee-Based Management Services Segment. This decrease was somewhat offset by a $1.6 million increase in fees paid to general agents and brokers related to the Cornerstone settlement as described in Item 1. Financial Statements — Note 12. Contingencies.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.9 million, or 21%, to $10.6 million for the six months ended June 30, 2008, from $13.5 million for the six months ended June 30, 2007. This decrease was primarily due to the reclassification of expenses that were previously reported in the fee-based management services segment which are now being reported in our corporate and other segment.
Net Income. Net loss attributable to the fee-based management services segment for the six months ended June 30, 2008 was $3.8 million compared to a net loss of $0.3 million for the six months ended June 30, 2007. The increase in net loss between the six months ended June 30, 2008 and 2007 is principally attributable to the voluntary termination of the New York self-insured groups as described above in Revenues from Fee-Based Management Services.
Corporate and Other Segment
Net Investment Income. Our investment holdings and the interest rate earned on our investment holdings remained relatively unchanged from the same period last year. Accordingly, net investment income was unchanged for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007.
Interest Expense. Our long-term debt and the interest rate on our long-term debt remained relatively unchanged for the same period last year. Accordingly, interest expense was unchanged for the six months ended June 30, 2008 as compared to the same period last year.
Selling, General and Administrative Expenses. As a result of a reorganization of resources brought about by the cessation of active operations of our New York trusts, selling, general and administrative expenses that were previously reported in the fee-based management services segment are now being reported in the corporate and other segment. These expenses are being allocated amongst the Company’s U.S. domiciled entities based on headcount, square footage or a percentage of revenue. Selling, general and administrative expenses remained relatively unchanged at $2.1 million from the six months ended June 30, 2008, as compared to the same period last year.
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

Consolidated Cash Flows. Net cash provided by operating activities decreased $16.1 million for the six months ended June 30, 2008 to $24.4 million from $40.5 million for the comparable 2007 period. The decrease in operating cash flows was primarily due to decreases in reinsurance payables in our primary insurance segment, decreases in premiums receivable and reserves for loss and loss adjustment expenses in our primary insurance and reinsurance segments, decreases in accrued expenses related to our current tax liability and decreases in cash held as collateral in our reinsurance segment. These were somewhat offset by decreases in our reinsurance recoverable in our primary insurance segment.
Net cash flows used in investing activities of $6.3 million for the six months ended June 30, 2008 decreased by $12.0 million from $5.7 million of net cash provided by investing activities for the comparable 2007 period. This decrease was primarily due to increases in purchases of available-for-sale investments, somewhat offset by net decreases from sales and maturities of our available-for-sale investments.
Net cash flows provided by financing activities decreased $0.7 million for the six months ended June 30, 2008 to $85 thousand, from $0.8 million for the comparable 2007 period. This decrease is primarily due to the repayment of borrowings under long-term debt and other secured borrowings.
Capital Resources. In our insurance and reinsurance subsidiaries, Majestic and Twin Bridges, cash and liquid investments are required to pay claims and expenses, but the amount of capital in our insurance and reinsurance subsidiaries influences how much premium we can write.
On July 18, 2008, A.M. Best announced that it had removed from under review with negative implications and affirmed the financial strength rating of “A-” (Excellent) of Majestic. Concurrently, A.M. Best removed from under review with negative implications and downgraded the financial strength rating to “B++” (Good) from “A-” (Excellent) of Twin Bridges. Additionally, A.M. Best removed from under review with negative implications and affirmed the issuer credit ratings of “bbb-” of CRM Holdings, Embarcadero and CRM USA Holdings. A.M. Best also removed from under review with negative implications and affirmed the debt ratings of “bb” of the trust preferred securities of CRM USA Holdings and the “bb” of the surplus notes of Embarcadero. A.M. Best assigned a negative outlook to all ratings.
A.M. Best’s rating actions reflect Majestic’s improved risk-adjusted capitalization following the implementation of our capital re-allocation plan, as well as the execution of a 40% quota share reinsurance arrangement with a third party reinsurer as more fully described in Item 2. Management’s Discussion and Analysis of Financial Results of Operations — Drivers of Profitability - A.M. Best Ratings and Reinsurance Agreements. Furthermore, the issues that were faced by CRM with the New York Workers’ Compensation Board were settled with no admission of wrong doing, fines or penalties, although CRM has agreed to surrender its third party administrator license. Despite this settlement, A.M Best remains concerned regarding our financial flexibility largely due to the significant decline in our valuation, as well as the limited capital available through our insurance and non-insurance subsidiaries. The rating actions on Twin Bridges recognize the deterioration in its risk-adjusted capitalization primarily due to share dividends made in the second quarter of 2008 to us as part of our overall plan to re-allocate capital to Majestic.
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

Investment Portfolio
We invest the funds made available by our insurance and reinsurance subsidiaries’ capital and the net cash flows from operations, with the objective to provide income and realized gains on investments. As of June 30, 2008, our investment portfolio, including cash and cash equivalents, totaled $324.1 million, an increase of 8% from December 31, 2007. The following table shows the fair market values of various categories of our investment portfolio, the percentage of the total market value of our invested assets represented by each category and the tax equivalent yield to maturity based on the fair market value of each category of invested assets as of the dates indicated:

	As of June 30, 2008			As of December 31, 2007
		Percent			Percent
	Fair	of		Fair	of
Description of Securities	Value	Total	Yield	Value	Total	Yield
U.S. Treasury and government sponsored agency securities	$74,597	27%	3.6%	$80,487	31%	4.5%
Obligations of states and political subdivisions	108,056	40%	5.0%	107,250	40%	5.0%
Corporate and other obligations	88,637	33%	5.0%	55,232	21%	4.7%

Total fixed-maturity securities	271,290	100%	4.6%	242,969	92%	4.8%

Equity securities	—	—	—	22,374	8%	—

Total investments, available for sale	$271,290	100%	—	$265,343	100%	—

Majestic sold all of its equity securities during the three months ended June 30, 2008, in order to increase its capital adequacy and based upon changes in the investment environment, an expectation that fair values could deteriorate further, and a desire to reduce exposure to a specific issuer or industry.
We regularly evaluate our investment portfolio to identify other-than-temporary impairments in the fair values of the securities held in our investment portfolio. As of June 30, 2008, there were no other-than-temporary declines in the fair values of the securities held in our investment portfolio.
We adopted FAS 157, effective January 1, 2008. FAS 157 creates a common definition of fair value, establishes a hierarchy for determining fair value that emphasizes the use of observable market data whenever available and requires expanded disclosures, as described in more detail in Part I Financial Information — Item 1 Financial Statements — Note 4 Fair Value Measurements.
We outsource investment accounting services for our available-for-sale investment portfolio to a third party. Through this third party, we use nationally recognized pricing services to estimate fair value measurements for our investments. These pricing services include FT Interactive Data, Hub Data, J.J. Kenny, Standard & Poors and Reuters and the Bloomberg Financial Market Services. The pricing service uses market quotations for securities that have quoted prices in active markets. When quoted prices are unavailable, the pricing service uses significant other observable inputs that are more subjective, such as pricing models or other financial analytical methods. To validate the techniques or models used by the pricing services, we compare the fair value estimates to our perception of the current market and will challenge any prices deemed not to be representative of fair value.
Off-Balance Sheet Transactions
We have no off-balance sheet arrangements or transactions with unconsolidated, special purpose entities.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the Company’s market risk components since December 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
For the quarter ended June 30, 2008, we conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting
During the second quarter, we enhanced our internal controls by adding personnel to the accounting and internal audit staffs to enhance the segregation of duties, improve the timeliness of certain account reconciliations and improve the timeliness of internal controls testing. This change was undertaken to further improve efficiencies and management reporting.
There were no other changes in our internal control over financial reporting that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
After an exchange of correspondence in which the New York Workers’ Compensation Board expressed dissatisfaction with CRM’s response to a request for certain information relating to the audit of loss reserves for the self-insured groups administered by it, the New York Workers’ Compensation Board notified CRM on February 8, 2008 that a referral had been made for a formal investigation into whether disciplinary action should be taken by the New York Workers’ Compensation Board with regard to CRM’s third party administrator’s license. Following that initial investigation, the New York Workers’ Compensation Board issued a notice to CRM that it had determined to pursue an administrative action in order to revoke CRM’s third party administrator’s license to provide third party claims administrative services to self-insured workers compensation groups in New York. On June 2, 2008, CRM and the New York State Workers’ Compensation Board entered into a Settlement Agreement to resolve this administrative action. Under the Settlement Agreement: (i) the hearing, originally scheduled for May 20, was canceled, (ii) CRM will voluntarily surrender its third party administrator’s license and will cease representing self-insurers in the State of New York on September 8, 2008, and (iii) as part of the ongoing transfer of its self-insured groups that voluntarily closed, CRM will continue to assist the New York State Workers’ Compensation Board in the transfer of the administration of the groups still being managed by CRM to a new third party administrator appointed by the New York State Workers’ Compensation under the New York Workers’ Compensation Law and corresponding regulations.
In addition, CRM has received a subpoena from the New York State Attorney General’s Office (the “NY Attorney General”) requesting documents related to CRM’s administration of the Healthcare Industry Trust of New York, or HITNY. CRM intends to fully cooperate with the NY Attorney General’s request. To CRM’s knowledge, the NY Attorney General has not initiated any proceedings against CRM. CRM believes that the subpoena relates to the concurrent investigation being conducted by the New York Workers’ Compensation Board. We cannot estimate what impact, if any, this inquiry and any results from this inquiry may have on its financial position, operating results or cash flows.
On April 9, 2007, H.C.F.A. Associates Corp. and 17 related companies, all of which were members or former members of HITNY, sued HITNY and CRM in the Supreme Court of the State of New York, Ulster County, alleging, among other things, that HITNY and CRM failed to fulfill their obligations in connection with providing workers’ compensation claims services. CRM answered the complaint, denying the plaintiffs’ material allegations. This litigation is in its early stages; the parties have not yet exchanged any responses to discovery demands. On July 17, 2008, CRM and HITNY made a motion to the court requesting the plaintiff be compelled to respond to discovery demands that were made on May 4, 2007. The motion is currently pending before the court. We are unable to evaluate the likelihood of an unfavorable outcome against CRM or an estimate or range of potential loss.

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
The following risk factors are intended to update and supplement, as applicable, the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2007, to reflect material developments that occurred during the quarter ended June 30, 2008:
Risks Related to Our Primary Insurance and Reinsurance Business Segments
If we are unable to obtain or collect on our reinsurance protection, our business, financial condition and results of operations could be materially and adversely affected.
We purchase reinsurance coverage to help manage the risk assumed under our workers’ insurance compensation policies issued by Majestic. Reinsurance coverage helps to protect us from the impact of large losses. It involves an arrangement in which an insurance company, called the ceding company, transfers insurance risk by sharing premiums with another insurance company, called the reinsurer. Conversely, the reinsurer receives or assumes reinsurance from the ceding company. Majestic currently purchases excess of loss reinsurance and participates in ceded quota share agreement.
Under quota share reinsurance, the reinsurer, or assuming company, accepts a pro rata share of the insurer’s, or ceding company’s, losses and an equal share of the applicable premiums. Majestic entered into a 40% ceded quota share agreement with a third party reinsurer effective July 1, 2008. Under this 40% quota share agreement, the third party reinsurer will assume 40% of the first $500 thousand of losses and loss adjustment expenses from any single occurrence under Majestic’s primary insurance policies and Majestic will cede 40% of the applicable premiums to the third party reinsurer. The agreement is effective for losses incurred and premiums earned by Majestic on or after July 1, 2008 through June 30, 2009.
Under excess of loss reinsurance, the reinsurer reimburses the ceding company for losses and loss expenses over a specified dollar amount up to an agreed limit per occurrence. Majestic entered into a new excess of loss reinsurance treaty program effective July 1, 2008, that applies to losses incurred between July 1, 2008 and the date on which the reinsurance agreements are terminated. This reinsurance treaty program provides $99.5 million of reinsurance protection, per occurrence, for workers’ compensation losses in excess of a $500 thousand retention limit. Majestic retains liability for any amounts of losses and loss adjustment expenses that exceed $100 million up to the applicable statutory limit.
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
Although we currently expect to renew Majestic’s reinsurance programs, any decrease in the amount of our reinsurance at the time of renewal, whether caused by the existence of more restrictive terms and conditions or decreased availability, will also increase our risk of loss and, as a result, could materially adversely affect our business, financial condition and results of operations. Majestic currently has 22 reinsurers participating in its excess of loss reinsurance program, and we believe that this is a sufficient number of reinsurers to provide us with reinsurance in the volume that we require.

We are also subject to credit risk with respect to Majestic’s reinsurers. Reinsurance protection that Majestic receives does not discharge its direct obligations under its insurance policies. Majestic remains liable to its policyholders, even if we are unable to make recoveries to which we believe we are entitled under Majestic’s reinsurance contracts. Losses may not be recovered from the reinsurers until claims are paid, and, in the case of long-term workers’ compensation cases, the creditworthiness of the reinsurers may change and we may not recover amounts to which we are entitled. If we experience these problems in the future, our charges to income would increase and our revenues would decline. As of June 30, 2008, Majestic had $38.6 million of amounts recoverable from its reinsurers that we would be obligated to pay if the reinsurers failed to pay Majestic. We expect this amount to increase as a result of the 40% ceded quota share agreement with a third party reinsurer effective July 1, 2008. These consequences could adversely affect our business, financial condition and results of operations.
A downgrade in the A.M. Best ratings of our insurance subsidiaries could reduce the amount of business we are able to write.
Third-party rating agencies assess and rate the claims-paying ability of insurers based upon criteria established by the agencies. Majestic currently has a financial strength rating of “A-” (Excellent) from A.M. Best. Twin Bridges currently has a financial strength rating of “B++” (Good) from A.M. Best. These financial strength ratings are used by policyholders, insurers, reinsurers and insurance and reinsurance intermediaries as an important means of assessing the financial strength and quality of our insurance subsidiaries. These ratings are not evaluations directed to potential purchasers of our common stock and are not recommendations to buy, sell or hold our common stock.
In July 2008, A.M. Best removed from under review with negative implications and affirmed the financial strength rating of “A-” (Excellent) of Majestic. Concurrently, A.M. Best removed from under review with negative implications and downgraded the financial strength rating to “B++” (Good) from “A-” (Excellent) of Twin Bridges. These actions were taken following A.M. Best having previously placed the financial strength ratings of Majestic and Twin Bridges under review with negative implications in April 2008. A.M. Best’s rating actions reflect Majestic’s improved risk-adjusted capitalization following the implementation of our capital re-allocation plan, as well as the execution of a 40% quota share reinsurance arrangement with a third party reinsurer. Furthermore, the issues that were faced by CRM with the New York Workers’ Compensation Board were settled with no admission of wrong doing, fines or penalties, although CRM has agreed to surrender its third party administrator license. Despite this settlement, A.M Best remains concerned regarding our financial flexibility largely due to the significant decline in our valuation, as well as the limited capital available through our insurance and non-insurance subsidiaries. The rating actions on Twin Bridges recognize the deterioration in its risk-adjusted capitalization primarily due to share dividends made in the second quarter of 2008 to us as part of our overall plan to re-allocate capital to Majestic.
We believe that the ratings assigned by A.M. Best are an important factor in marketing our products. For example, some of our independent agents and brokers and insureds have guidelines governing the financial strength rating of the company providing coverage. A reduction of Majestic’s A.M. Best rating below “A-” would prevent us from issuing policies to such entities. Our ratings are subject to change at any time and could be revised downward or revoked at the sole discretion of the rating agencies. Our ability to retain our existing business and to attract new business in our insurance operations depends largely on these ratings. Our failure to maintain our ratings, or any other adverse development with respect to our ratings, could cause our current and future independent agents and brokers, insureds, self-insured groups and their individual members to choose to transact their business with more highly rated competitors. If A.M. Best downgrades our ratings, it is likely that we would not be able to compete as effectively with our competitors, and our ability to sell our products could decline. If that happens, our revenues and earnings could decrease substantially. In addition, because lenders and reinsurers will also use our A.M. Best ratings as a factor in deciding whether to transact business with us, the failure of Majestic or Twin Bridges to maintain their current ratings could dissuade a lender or reinsurance company from conducting business with us or might increase our interest or reinsurance costs.

Risks Related to Our Fee-Based Segment
CRM is subject to an investigation concerning its self-insured group administration practices and has agreed to surrender its New York third-party administrator’s license. The investigation and surrender of CRM’s license could adversely affect our reputation, financial strength and results of operations.
CRM is subject to an investigation concerning its self-insured group administration practices by the NY Attorney General. In addition, CRM entered into a Settlement Agreement with the New York Workers’ Compensation on June 2, 2008, to settle an administrative proceeding to revoke CRM’s third-party administrator’s license, wherein CRM has agreed to surrender its third-party administrator’s license on September 8, 2008. The NY Attorney General’s investigation, and any further proceedings that may arise, and the Settlement Agreement with the New York State Workers’ Compensation Board, could adversely affect our reputation, financial strength and results of operations.
During 2007, connected with the adverse claims development experienced by HITNY, the New York Workers’ Compensation Board conducted an inquiry into the actuarial work done by a third-party actuary retained by HITNY. We provided testimony and copies of the underlying data that was submitted by the actuary to the New York Workers’ Compensation Board. The New York Workers’ Compensation Board also received testimony from the third-party actuary. We also understand that the actuary provided the New York Workers’ Compensation Board with a written independent report from another qualified independent actuary who specializes in performing such reviews. This report verified that all actuarial methods used and actuarial judgments made were in accordance with sound actuarial principles and standards. As result of this inquiry, the New York Workers’ Compensation Board required that the loss reserves for each of the self-insured groups that were reviewed by the third party actuary, including HITNY, undergo an actuarial review by an independent actuarial firm engaged by the New York Workers’ Compensation Board.
Thereafter, following an exchange of correspondence in which the New York Workers’ Compensation Board expressed dissatisfaction with CRM’s response to a request for certain information relating to the audit of loss reserves for the self-insured groups administered by it, the New York Workers’ Compensation Board notified CRM on February 8, 2008 that a referral had been made for a formal investigation into whether disciplinary action should be taken by the New York Workers’ Compensation Board with regard to CRM’s third party administrator’s license. Following that initial investigation, the New York Workers’ Compensation Board issued a notice to CRM that it had determined to pursue an administrative action in order to revoke CRM’s third party administrator’s license to provide third party claims administrative services to self-insured workers compensation groups in New York. On June 2, 2008, CRM and the New York State Workers’ Compensation Board entered into a Settlement Agreement to resolve this administrative action. Under the Settlement Agreement: (i) the hearing, originally scheduled for May 20, was canceled, (ii) CRM will voluntarily surrender its third party administrator’s license and will cease representing self-insurers in the State of New York on September 8, 2008, and (iii) as part of the ongoing transfer of its self-insured groups that voluntarily closed, CRM will continue to assist the New York State Workers’ Compensation Board in the transfer of the administration of the groups still being managed by CRM to a new third party administrator appointed by the New York State Workers’ Compensation under the New York Workers’ Compensation Law and corresponding regulations.
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
The ultimate outcome of the NY Attorney General’s investigation cannot be ascertained. The cost of complying with the investigation and the diversion of management’s attention may be significant and could have a material adverse effect on our results of operations. In addition, the Settlement Agreement with the New York Workers’ Compensation Board, the NY Attorney General’s investigation or any potential future lawsuits could result in a significant judgment or imposition of liability against us that could have a material adverse effect on our financial condition, results of operation, and liquidity. Even if we do not experience significant monetary costs, there may be adverse publicity associated with these matters that could result in reputational harm to us that may adversely affect our business. As of June 30, 2008, we have not recorded a liability related to these matters. No estimate of the possible loss or range of loss can be made.

ITEM 6. EXHIBITS

Exhibit
Number	Description

10.1
Settlement Agreement dated June 2, 2008 between Compensation Risk Managers, LLC, and the New York State Workers’ Compensation Board. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2008.

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

CRM Holdings, Ltd.

/s/ Daniel G. Hickey, Jr. Daniel G. Hickey, Jr. Chief Executive Officer
Dated: August 5, 2008

EXHIBIT INDEX

Exhibit
Number	Description

10.1
Settlement Agreement dated June 2, 2008 between Compensation Risk Managers, LLC, and the New York State Workers’ Compensation Board. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2008.

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