Form 10-Q
period 2008-09-30
CRM Holdings, Ltd.
filed 2008-11-07
CIK 1338949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2008

Common Shares, $0.01 par value per share Class B Shares, $0.01 par value per share	16,085,235 shares 395,000 shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CRM Holdings, Ltd.
Consolidated Balance Sheets

	Unaudited
	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Assets
Investments:
Fixed-maturity securities, available-for-sale (amortized cost $311,357 and $240,467)	$309,932	$242,969
Equity securities, available-for-sale (cost nil and $21,704)	—	22,374
Short-term investments	92	786
Investment in unconsolidated subsidiary	1,083	1,083

Total investments	311,107	267,212
Cash and cash equivalents	36,708	33,477
Cash and cash equivalents, restricted	811	809
Accrued interest receivable	3,168	2,766
Premiums receivable, net	16,230	13,891
Reinsurance recoverable	56,852	38,584
Accounts receivable, net	2,765	5,000
Deferred policy acquisition costs	2,119	623
Net deferred tax asset	8,988	7,473
Goodwill and other intangible assets	3,270	3,521
Prepaid expenses	1,660	2,233
Other assets	3,926	4,546

Total assets	$447,604	$380,135

Liabilities and shareholders’ equity
Reserve for losses and loss adjustment expenses	$227,738	$188,848
Reinsurance payable	18,097	5,741
Unearned premiums	12,954	8,853
Unearned management fees and commissions	166	261
Long-term debt and other secured borrowings	44,083	44,084
Accrued expenses	34,660	24,810

Total liabilities	337,698	272,597

Common shares
Authorized 50 billion shares; $.01 par value;
16.1 and 16.0 million common shares issued and outstanding	161	160
0.4 million Class B shares issued and outstanding	4	4
Additional paid-in capital	69,326	68,192
Retained earnings	41,375	37,115
Accumulated other comprehensive (loss) gain, net of tax	(960)	2,067

Total shareholders’ equity	109,906	107,538

Total liabilities and shareholders’ equity	$447,604	$380,135

See Notes to Consolidated Financial Statements

CRM Holdings, Ltd.
Consolidated Statements of Income
And Comprehensive Income (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Amounts in thousands, except per share data)
Revenues
Net premiums earned	$24,504	$28,925	$98,040	$85,262
Fee-based management services	1,806	2,212	5,598	6,490
Investment income	2,922	2,944	9,272	7,831

Total revenues	29,232	34,081	112,910	99,583

Expenses
Losses and loss adjustment expenses	19,841	14,201	61,230	47,180
Fees paid to general agents and brokers	534	581	3,473	1,737
Policy acquisition costs	3,935	4,541	15,203	13,030
Selling, general and administrative expenses	9,275	7,308	22,189	21,588
Interest expense	922	978	2,799	2,923

Total expenses	34,507	27,609	104,894	86,458

(Loss) income from continuing operations before income taxes	(5,275)	6,472	8,016	13,125
Tax benefit from continuing operations	(2,352)	(339)	(254)	(168)

(Loss) income from continuing operations	(2,923)	6,811	8,270	13,293

Discontinued operations
(Loss) income from discontinued operations	(1,307)	(76)	(6,008)	2,361
Tax (benefit) provision from discontinued operations	(464)	(416)	(1,997)	446

(Loss) income on discontinued operations	(843)	340	(4,011)	1,915

Net (Loss) Income	$(3,766)	$7,151	$4,259	$15,208

(Loss) earnings per share from continuing operations
Basic	$(0.18)	$0.42	$0.50	$0.82
Diluted	$(0.18)	$0.42	$0.50	$0.81
(Loss) earnings per share from discontinued operations
Basic	$(0.05)	$0.02	$(0.24)	$0.12
Diluted	$(0.05)	$0.02	$(0.24)	$0.12
Net (loss) earnings per share
Basic	$(0.23)	$0.44	$0.26	$0.94
Diluted	$(0.23)	$0.44	$0.26	$0.93
Weighted average shares outstanding:
Basic	16,466	16,289	16,425	16,283
Diluted	16,466	16,300	16,425	16,343

Comprehensive Income

Net (loss) income	$(3,766)	$7,151	$4,259	$15,208

Other comprehensive (loss) gain from continuing operations:
Gross unrealized investment holding (losses) gains arising during the period	(2,608)	2,414	(3,279)	2,686
Less reclassification adjustment for gains included in net income	(197)	(114)	(1,320)	(142)
Income tax benefit (provision) on other comprehensive income	948	(788)	1,572	(871)

Total other comprehensive (loss) gain	(1,857)	1,512	(3,027)	1,673

Total comprehensive (loss) income	$(5,623)	$8,663	$1,232	$16,881

See Notes to Consolidated Financial Statements

CRM Holdings, Ltd.
Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30

	2008	2007
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,259	$15,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,328	638
Amortization of unearned compensation, restricted stock	1,021	918
Amortization of premiums and discounts on available-for-sale investments	412	(878)
Net realized gains on sale of investments	(1,319)	(142)
Deferred income tax expense (benefit)	56	(2,288)
Changes in:
Cash and cash equivalents, restricted	(2)	5,742
Accrued interest receivable	(402)	(256)
Premiums receivable	(2,338)	5,530
Reinsurance recoverable	(18,268)	(7,129)
Accounts receivable	2,236	1,650
Deferred policy acquisition costs	(1,496)	569
Prepaid expenses	510	(201)
Other assets	(351)	17
Reserve for losses and loss adjustment expenses	38,942	26,350
Reinsurance payable	12,356	126
Unearned premiums	4,101	1,034
Unearned management fees and commissions	(95)	(508)
Other accrued expenses	9,850	6,982

Net cash provided by operating activities	50,800	53,362

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale investments	(313,706)	(134,601)
Proceeds from sales of available-for-sale investments	127,292	50,992
Proceeds from maturities of available-for-sale investments	138,134	66,184
Adjustment to purchase price — acquisition of subsidaries	—	34
Net sales and maturities of short-term investments	694	298
Acquisition of intangible assets	(82)	—
Impairment of goodwill and intangible assets	196	—
Purchases of fixed assets	(674)	(1,510)
Disposals of fixed assets	237	—
Reserve allowance on (advances of) loans receivable, net	228	(221)

Net cash used in by investing activities	(47,681)	(18,824)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments under long-term debt and other secured borrowings	(1)	(32)
Issuance of common shares — employee stock purchase plan	160	64
Retirement of common shares — share-based compensation	(47)	(15)

Net cash provided by financing activities	112	17

Net increase in cash	3,231	34,555
Cash and cash equivalents
Beginning	33,477	21,546

Ending	$36,708	$56,101

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
CRM USA Holdings has two principal operating subsidiaries, Compensation Risk Managers of California, LLC (“CRM CA”), and Embarcadero Insurance Holdings, Inc. (“Embarcadero”). Embarcadero has one principal operating subsidiary, Majestic Insurance Company (“Majestic”) and two dormant subsidiaries, Great Western Insurance Services, Inc. (“Great Western”) and Redhorse Insurance Company, Ltd. (“Redhorse”).
As of September 8, 2008, CRM USA Holdings had two other subsidiaries, Compensation Risk Managers, LLC (“CRM”) and Eimar, LLC (“Eimar”), neither of which has any active operations and are reported as discontinued operations as more fully discussed in Note 2.
Basis of Accounting and Principles of Consolidation
The interim consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for CRM Holdings. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations for the three and nine months ended September 30, 2008 and cash flows for the nine months ended September 30, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008.
The interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The results of operations for CRM and Eimar are presented as discontinued operations in the consolidated income statement. All significant inter-company transactions and balances have been eliminated upon consolidation. Business segment results are presented net of all material inter-segment transactions.

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
Reclassification
Certain prior year amounts have been reclassified to conform to the basis of presentation used in 2008, including reclassification of discontinued operations as discussed in Note 2 to the financial statements.
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
In December 2007, the FASB issued FASB Statement 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“FAS 160”). FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for fiscal years beginning after December 15, 2008, except for the presentation and disclosure requirements which are applied on a retrospective basis for all period presented. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 160 on our financial condition and results of operations.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 1. Nature of Business and Significant Accounting Policies, Continued
Recent Accounting Pronouncements, Not Yet Effective Continued
In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. The FSP amends the factors that an entity should consider in determining the useful life of a recognized intangible asset under FAS 142, Goodwill and Other Intangible Assets, to include the entity’s historical experience in renewing or extending similar arrangements, whether or not the arrangements have explicit renewal or extension provisions. Previously an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or modifications. Entities without their own historical experience should consider the assumptions market participants would use about renewal or extension. The amendment may result in the useful life of an entity’s intangible asset differing from the period of expected cash flows that was used to measure the fair value of the underlying asset using the market participant’s perceived value. The FSP also requires disclosure in addition to that already required by FAS 142.
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
Note 2. Discontinued Operations
On September 8, 2008, the Company ceased operations of CRM and Eimar. Accordingly, the results of operations of CRM and Eimar are reported as a loss from discontinued operations in the consolidated statement of income and are excluded from our Fee-Based Management services segment.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 2. Discontinued Operations, Continued
As of September 8, 2008, we no longer have any self-insured groups under management in New York. The administration of the claims for all of the self-insured groups were transferred to new third party administrators appointed by the New York Workers’ Compensation Board, and in accordance with the terms of a settlement agreement entered into between us and the New York Workers’ Compensation Board, we surrendered our third-party administrator’s license in New York on September 8, 2008. We do not expect to derive any significant revenues from fee-based management services in New York going forward nor do we expect to incur any significant ongoing expenses in this component of fee-based management services. Furthermore, the surrendering of our administrator’s license prohibits us from actively engaging in this business in New York. In addition, we do not expect to derive any significant primary insurance and reinsurance revenues from excess policies issued to New York self-insured groups as those policies were not renewed in 2008. In conjunction with the voluntary termination of the New York self-insured groups, the Company has ceased the operations of its Eimar division as historically, the majority of Eimar’s business was derived these New York self-insured groups.
Results for discontinued operations were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Amounts in thousands)

Revenues	$517	$5,460	$3,560	$18,841
Expenses	1,824	5,536	9,568	16,480

(Loss) income from discontinued operations before income taxes	$(1,307)	$(76)	$(6,008)	$2,361

Note 3. Earnings per Share
Basic earnings per share are calculated using the weighted average number of common and Class B shares outstanding and excludes any dilutive effects of restricted shares, warrants, options and convertible securities. As of September 30, 2008 and 2007, there were 436 thousand and 378 thousand restricted shares and no warrants, options or convertible securities outstanding, respectively.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 3. Earnings per Share, Continued
The following tables show the computation of the Company’s earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands except per share amounts)

(Loss) income from continuing operations
(Numerator — Basic and diluted earnings per share from continuing operations)	$(2,923)	$6,811	$8,270	$13,293

(Loss) income from discontinued operations
(Numerator — Basic and diluted earnings per share from discontinued operations)	(843)	340	(4,011)	1,915

Net (loss) income
(Numerator — Basic and diluted earnings per share	(3,766)	7,151	4,259	15,208

Weighted-average basic shares outstanding
(Denominator — basic earnings per share)	16,466	16,289	16,425	16,283
Dilutive effect of unvested restricted shares	—	11	—	60

Weighted-average diluted shares outstanding
(Denominator — diluted earnings per share)	16,466	16,300	16,425	16,343

Basic (loss) earnings per share from continuing operations	$(0.18)	$0.42	$0.50	$0.82
Diluted (loss) earnings per share from continuing operations	$(0.18)	$0.42	$0.50	$0.81

Basic (loss) earnings per share from discontinued operations	$(0.05)	$0.02	$(0.24)	$0.12
Diluted (loss) earnings per share from discontinued operations	$(0.05)	$0.02	$(0.24)	$0.12

Basic earnings per share	$(0.23)	$0.44	$0.26	$0.94
Diluted earnings per share	$(0.23)	$0.44	$0.26	$0.93

Diluted earnings per share are calculated assuming conversion of dilutive convertible securities and the exercise of all dilutive stock options and warrants using the treasury stock method. For the three and nine months ended September 30, 2008, 436 thousand and 404 thousand shares were excluded from the computation of diluted earnings per share because their effects were anti-dilutive.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 4. Investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s available-for-sale investments are shown in the tables below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of September 30, 2008	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)

U.S. Treasury securities	$49,935	$1,011	$5	$50,941
Government sponsored agency securities	38,441	416	123	38,734
Obligations of states and political subdivisions	106,373	660	1,047	105,986
Corporate and other obligations	60,485	371	1,843	59,013
Mortgage-backed obligations	56,123	13	878	55,258

Total fixed-maturity securities, available-for-sale	311,357	2,471	3,896	309,932
Equity securities	—	—	—	—

Total investment securities, available-for-sale	$311,357	$2,471	$3,896	$309,932

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2007	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)

U.S. Treasury securities	$19,895	$432	$12	$20,315
Government sponsored agency securities	59,709	476	13	60,172
Obligations of states and political subdivisions	106,187	1,093	30	107,250
Corporate and other obligations	52,994	610	55	53,549
Mortgage-backed obligations	1,682	14	13	1,683

Total fixed-maturity securities, available-for-sale	240,467	2,625	123	242,969
Equity securities	21,704	2,115	1,445	22,374

Total investment securities, available-for-sale	$262,171	$4,740	$1,568	$265,343

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 4. Investments, Continued
The Company regularly evaluates its fixed-maturity and equity securities to determine whether impairment represents other-than-temporary declines in the fair value of the investments. For the nine months ended September 30, 2008, the Company recorded an impairment charge of $1.3 million related to eight equity securities and one fixed-maturity security that were determined to be other-than-temporarily impaired. In September 2008, the Company recorded impairment charges on its fixed-maturity investment in Lehman Brothers Holdings Inc. as a result of its bankruptcy filing. The other-than-temporarily impaired losses on equity securities recorded in the first quarter of 2008 were due to a decline in the financial condition of the respective issuers of the equity securities. Based upon changes in the investment environment and in order to protect its capital adequacy, the Company liquidated its entire equity securities portfolio during the second quarter of 2008. Realized gains and losses and the impairment charge described above are included as a component of investment income in the consolidated statements of income.
The Company determined that the decline in fair value of its remaining available-for-sale investments is temporary based on the Company’s analysis of the securities, considering timing, liquidity, financial condition of the issuers, actual credit losses to date, severity of the impairment and the Company’s ability and intent to hold the securities for a sufficient period of time for anticipated recovery.
The following table sets forth the gross unrealized losses included in accumulated other comprehensive losses as of September 30, 2008 related to available-for-sale fixed-maturity and equity securities. The table segregates investments that have been in a continuous unrealized loss position for less than 12 months from those that have been in a continuous unrealized loss position for twelve months or longer.

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
As of September 30, 2008	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)

U.S. Treasury securities	$1,471	$5	$—	$—	$1,471	$5
Government sponsored agency securities	21,932	123	—	—	21,932	123
Obligations of states and political subdivisions	23,317	743	9,394	304	32,711	1,047
Corporate and other obligations	29,728	1,204	4,880	639	34,608	1,843
Mortgage-backed	53,864	878	—	—	53,864	878

Total fixed-maturity securities, available-for-sale	130,312	2,953	14,274	943	144,586	3,896
Equity securities	—	—	—	—	—	—

Total investment securities, available-for-sale	$130,312	$2,953	$14,274	$943	$144,586	$3,896

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 4. Investments, Continued
The sources of investment income were as follows:

Nine months ended September 30,	2008	2007
	(Dollars in thousands)

Interest income on cash and cash equivalents	$885	$1,533
Interest income on fixed-maturity securties	7,554	6,574
Interest income on other investments	70	70
Dividends	242	237
Realized gains on investments	4,382	822
Realized losses on investments	(3,062)	(680)

Investment income before investment expenses	10,071	8,556
Investment expenses	(799)	(725)

Total investment income	$9,272	$7,831

Investments with a fair value of $149 million at September 30, 2008 were on deposit with various regulatory agencies as required by law. As of September 31, 2008, investments with a fair value of $0.8 million have been pledged as security under certain credit facilities as more fully described in Note 8 and Note 9.
Note 5. Fair Value Measurements
In February 2007, the FASB issued FAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; which is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. The Company did not elect the fair value option for any eligible assets and liabilities currently held upon its adoption of FAS 159 and therefore, FAS 159 did not have an impact on its financial position, or results of operations for the three and nine months ended September 30, 2008.
The Company adopted FASB Statement 157, Fair Value Measurements (“FAS 157”), effective January 1, 2008. Under FAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 5. Fair Value Measurements, Continued
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
The following table presents the level within the fair value hierarchy at which the Company’s financial assets are measured on a recurring basis at September 30, 2008:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3

Available-for-sale investments:
Fixed-maturity securities	$309,932	$50,941	$258,991	$—
Equity securities	—	—	—	—

Total	$309,932	$50,941	$258,991	$—

The Company has a liability that is reported at fair value. This liability is related to the settlement of a contingency with Contractors Access Program of California, Inc. (“CAP”) related to the Cornerstone litigation as described in Note 13. The liability has been discounted using an interest rate of 8.65%, which approximates the fair value of the liability in connection with the settlement.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 6. Deferred Policy Acquisition Costs
Changes in deferred policy acquisition costs are as follows:

Nine months ended September 30,	2008	2007
	(Dollars in thousands)

Balance at beginning of period	$623	$1,143

Policy acquisition costs deferred:
Commissions	8,500	7,089
Premium and federal excise taxes	3,111	2,077
Other	5,088	3,295

	16,699	12,461
Amortization of policy acquisition costs	(15,203)	(13,030)

Net change	1,496	(569)

Balance at end of period	$2,119	$574

Note 7. Losses and Loss Adjustment Expenses
Activity in the reserve for losses and loss adjustment expenses is as follows:

As of September 30,	2008	2007
	(Dollars in thousands)

Gross liability beginning of period	$188,848	$153,622
Less reinsurance recoverable	(35,488)	(28,913)

Net liability at beginning of period	153,360	124,709

Incurred losses and LAE relating to:
Current year	71,189	54,238
Prior years	(9,958)	(7,058)

Total incurred losses and LAE	61,231	47,180

Paid losses and LAE relating to:
Current year	(10,126)	(5,069)
Prior years	(25,536)	(20,959)

Total paid losses and LAE	(35,662)	(26,028)

Net liability at end of period	178,929	145,861
Plus reinsurance recoverable	48,809	34,111

Gross liability at end of period	$227,738	$179,972

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 7. Losses and Loss Adjustment Expenses, Continued
As a result of changes in estimates of insured events in the prior years, the Company’s reserve for losses and loss adjustment expenses decreased by $10.0 million in the first nine months of 2008, of which $6.2 million is attributable to the primary insurance segment and $3.8 million is attributable to the reinsurance segment.
The Company’s primary insurance segment, Majestic, has experienced favorable loss development on prior accident years as a result of favorable loss cost trends in its primary business in California as well as favorable trends in its excess business. The favorable development recognized in Majestic’s 2008 primary business of $4.9 million was predominantly from California accident years 2006 and 2007 where average cost per claim has developed better than expected. Also, losses in Majestic’s excess business continue to develop better than originally expected, as losses above the self-insured retentions have failed to emerge as expected. Finally, the favorable development was somewhat aided by $0.2 million of amortization of the difference between the fair value of the reserve for losses and loss adjustment expenses at September 30, 2008 versus their stated value on the date of acquisition of Majestic.
This favorable development was somewhat offset by $1.4 million of return of premiums on retrospectively rated policies. In addition, the favorable reserve development was also somewhat offset by a $2.9 million increase in Majestic’s current accident year loss and loss adjustment ratio as Majestic’s current accident year reserves for losses that were established in the first and second quarters were adjusted to be in line with a higher third quarter reserve ratio for certain primary insurance risks. The increase in Majestic’s current accident year loss and loss adjustment expense ratio was attributable to rate reductions for business underwritten in California and higher than expected losses associated with certain business underwritten in New York
Since the Company’s reinsurance segment, Twin Bridges, has limited historical experience, losses and loss adjustment expenses on excess policies are estimated based on industry data. The estimate for loss and loss adjustment expenses on the primary business ceded from Majestic to Twin Bridges is based on the net and direct analyses of Majestic’s business as discussed above.
Based on lower than industry average number of reported claims and other relevant business factors, management considers it appropriate to establish Twin Bridges’ reserves for losses and loss adjustment expenses at the actuary’s best estimate of expected outcomes for most direct and assumed risks, and at a higher, moderately conservative level for risks originating from the self-insured groups in New York. This determination has resulted in recognizing $3.8 million in prior year favorable development in the nine months ended September 30, 2008.
Note 8. Insurance Activity
The Company’s financial statements reflect the effects of direct insurance and assumed and ceded reinsurance activity. The activities of Majestic are included in the Primary Insurance segment, and the activities of Twin Bridges are included in the Reinsurance segment. All inter-company transactions are eliminated upon consolidation.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 8. Insurance Activity, Continued
A summary of direct insurance and ceded and assumed reinsurance transactions in the affected segment is as follows:

	For the three months ended September 30, 2008
		Reinsur-
	Primary	ance	Elimina-	Consoli-
	Segment	Segment	tions	dated
	(Dollars in thousands)
Written premiums
Direct	$43,642	$179	$—	$43,821
Assumed	51	(474)	474	51
Ceded	(26,708)	—	(474)	(27,182)

Net written premiums	$16,985	$(295)	$—	$16,690

Earned premiums
Direct	$42,484	$45	$—	$42,529
Assumed	51	3,982	(3,982)	51
Ceded	(22,059)	1	3,982	(18,076)

Net earned premiums	$20,476	$4,028	$—	$24,504

Losses and loss adjustment expenses
Direct	$33,450	$(81)	$—	$33,369
Assumed	44	1,955	(2,001)	(2)
Ceded	(15,542)	15	2,001	(13,526)

Net losses and loss adjustment expenses	$17,952	$1,889	$—	$19,841

	For the three months ended September 30, 2007
		Reinsur-
	Primary	ance	Elimina-	Consoli-
	Segment	Segment	tions	dated
	(Dollars in thousands)
Written premiums
Direct	$29,478	$175	$—	$29,653
Assumed	63	10,773	(8,030)	2,806
Ceded	(8,182)	—	8,030	(152)

Net written premiums	$21,359	$10,948	$—	$32,307

Earned premiums
Direct	$38,354	$44	$—	$38,398
Assumed	63	7,267	(8,030)	(700)
Ceded	(16,803)	—	8,030	(8,773)

Net earned premiums	$21,614	$7,311	$—	$28,925

Losses and loss adjustment expenses
Direct	$16,469	$30	$—	$16,499
Assumed	22	1,281	(2,175)	(872)
Ceded	(3,601)	—	2,175	(1,426)

Net losses and loss adjustment expenses	$12,890	$1,311	$—	$14,201

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 8. Insurance Activity, Continued

	For the nine months ended September 30, 2008
		Reinsur-
	Primary	ance	Elimina-	Consoli-
	Segment	Segment	tions	dated
	(Dollars in thousands)
Written premiums
Direct	$128,186	$179	$—	$128,365
Assumed	194	24,126	(24,126)	194
Ceded	(56,962)	—	24,126	(32,836)

Net written premiums	$71,418	$24,305	$—	$95,723

Earned premiums
Direct	$121,939	$176	$—	$122,115
Assumed	194	24,981	(24,981)	194
Ceded	(49,229)	(21)	24,981	(24,269)

Net earned premiums	$72,904	$25,136	$—	$98,040

Losses and loss adjustment expenses
Direct	$81,518	$27	$—	$81,545
Assumed	126	12,023	(12,098)	51
Ceded	(32,461)	(3)	12,098	(20,366)

Net losses and loss adjustment expenses	$49,183	$12,047	$—	$61,230

	For the nine months ended September 30, 2007
		Reinsur-
	Primary	ance	Elimina-	Consoli-
	Segment	Segment	tions	dated
	(Dollars in thousands)
Written premiums
Direct	$131,197	$175	$—	$131,372
Assumed	156	19,231	(19,231)	156
Ceded	(63,847)	—	19,231	(44,616)

Net written premiums	$67,506	$19,406	$—	$86,912

Earned premiums
Direct	$133,207	$44	$—	$133,251
Assumed	156	19,231	(19,231)	156
Ceded	(67,376)	—	19,231	(48,145)

Net earned premiums	$65,987	$19,275	$—	$85,262

Losses and loss adjustment expenses
Direct	$67,782	$30	$—	$67,812
Assumed	66	5,109	(5,136)	39
Ceded	(25,807)	—	5,136	(20,671)

Net losses and loss adjustment expenses	$42,041	$5,139	$—	$47,180

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 8. Insurance Activity, Continued
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
Effective July 1, 2008, Majestic entered into a 40% ceded quota share agreement with a third party reinsurer which is rated A- by A.M. Best Company. Under this 40% quota share agreement, the third party reinsurer is assuming 40% of the first $500 thousand of losses and loss adjustment expenses from any single occurrence under Majestic’s primary insurance policies and Majestic is ceding 40% of the applicable premiums, after excess reinsurance, to the third party reinsurer. The agreement allows Majestic the option to decrease the percentage ceded to the third party reinsurer on the first day of each calendar quarter, although the percentage cannot be reduced below 5%. The reinsurer’s losses are capped at 150% of the premiums ceded by Majestic. Majestic is receiving a 30% ceding commission from the reinsurer on all ceded premiums to cover Majestic’s costs associated with the policies, including dividends, commissions, taxes, assessments and all other expenses other than allocated loss and loss adjustment expenses. The 40% quota share agreement was effective for losses incurred and premiums earned by Majestic on or after July 1, 2008, and terminates as of June 30, 2009.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 8. Insurance Activity, Continued
In addition to direct excess policies to self-insured individual enterprises, Twin Bridges has the following reinsurance agreements with Majestic:
•
Effective January 1, 2007, Majestic entered into a 90% ceded quota share agreement with Twin Bridges for all new and renewal excess workers’ compensation coverage issued by Majestic to certain of the self-insured groups managed by CRM CA, certain of the self-insured groups that were formerly managed by CRM, and unaffiliated self-insured third parties.

•
In 2007, Majestic completed an assignment, assumption and novation (“Novation”) agreement with New York Marine & General Insurance Company (“NY Marine & General”). Under the terms of the Novation, Majestic was substituted as the insurance company for almost all of the excess policies issued by NY Marine & General to certain of the self-insured groups currently managed by CRM CA and formerly managed by CRM. NY Marine & General transferred and assigned to Majestic all of its respective rights, duties and obligations under the excess workers’ compensation policies issued to certain self-insured groups during the policy years 2003 through 2006. In connection with this, NY Marine & General also transferred and assigned its rights, duties and obligations to Majestic under two quota share reinsurance agreements previously entered into between NY Marine & General and Twin Bridges.

•
Twin Bridges has a 50% participation in a layer of Majestic’s excess of loss treaty that was effective August 1, 2007, for the loss and loss adjustment expenses in excess of $500 thousand per occurrence up to $750 thousand, exclusive of primary workers’ compensation business written in New York and Florida. This excess of loss treaty expired June 30, 2008 and was not renewed.

•
Effective October 1, 2007, Majestic’s excess of loss treaty was amended to increase the amount of coverage provided by Twin Bridges for primary workers’ compensation insurance business written by Majestic in the states of New York and Florida. Twin Bridges has a 100% participation in Majestic’s excess of loss treaty for losses and loss adjustment expenses in excess of $500 thousand up to $2 million for primary business written exclusively in New York and Florida. This excess of loss treaty expired June 30, 2008 and was not renewed.

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

•
Twin Bridges has a 4% participation in a layer of Majestic’s excess of loss treaty that was effective July 1, 2008 for loss and loss adjustment expenses in excess of $500 thousand up to $2 million for primary insurance policies in force.

At September 30, 2008, Majestic held collateral under reinsurance agreements with unaffiliated reinsurers in the form of letters of credit totaling $21.3 million that may be drawn against any amounts remaining unpaid for more than 120 days. At September 30, 2008, no amounts were drawn under the letters of credit.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 8. Insurance Activity, Continued
Twin Bridges is required to provide Majestic with security for all reinsurance agreements. As of September 30, 2008, Majestic holds $16.8 million of cash as collateral for the reinsurance agreements described above. For the excess policies not insured by Majestic, Twin Bridges is required to provide certain collateral to secure its obligations to NY Marine & General. Letters of credit totaling $0.8 million and $4.0 million as of September 30, 2008 and 2007, respectively, were issued under letter of credit facilities to secure reserves assumed from NY Marine & General under the quota share reinsurance agreements associated with the Novation agreement. Of these letters of credit, $0.8 million and $4.0 million were secured by a combination of investments and cash and cash equivalents, pursuant to a secured letter of credit facility.
Note 9. Credit Facilities
On June 20, 2008, CRM amended its existing credit facility (the “Amended Credit Facility”) with KeyBank National Association (“KeyBank”). The amendment extends the maturity date of the facility to June 30, 2009. All other terms of the facility remain the same. CRM has no borrowings against this facility at September 30, 2008.
On May 22, 2008, Twin Bridges terminated its existing letter of credit loan facility (the “Amended Unsecured Letter of Credit Facility”) with Key Bank. The Amended Unsecured Letter of Credit Facility was due to expire June 30, 2008 and was terminated as Twin Bridges is posting collateral on its quota share and excess of loss reinsurance contracts with Majestic on a funds withheld basis.
Twin Bridges continues to have an informal secured letter of credit arrangement with Smith Barney Citigroup to obtain collateralized letters of credit. See Note 8 for balances of letters of credit issued pursuant to Twin Bridges credit facilities.
Majestic is required to provide security to the California Department of Insurance and the United States Department of Labor with respect to its unaffiliated reinsurance and United States Longshoremen’s and Harbor Compensation Act (“USL&H”) policies, respectively. Majestic is also required to provide security with respect to its lease obligations for San Francisco office space. Majestic has a secured letter of credit facility with Comerica Bank (“Comerica Credit Facility”), whereby Majestic is able to draw secured letters of credit in an amount equal to the funds posted by Majestic. The Comerica Credit Facility has a limit of $50.0 million and may be secured by cash, investments or a combination thereof. Majestic pays a fee of .30% — .50% of the principal amount of each letter of credit issued. Majestic has $21.0 million and $15.5 million letters of credit outstanding to the California Department of Insurance and United States Department of Labor, respectively, at September 30, 2008. In addition, Majestic has a $1.5 million letter of credit outstanding with respect to lease obligations for San Francisco office space. The letters of credit for the benefit of the United States Department of Labor and for the San Francisco office space are secured by a combination of cash and the investments that are on deposit as described in Note 4. The letter of credit for the benefit of the California Department of Insurance is secured by a third party letter of credit of $21.0 million with an unaffiliated reinsurer. There were no amounts drawn against the letters of credit at September 30, 2008.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 9. Credit Facilities, Continued
The Comerica Credit Facility has various financial covenants which require Majestic to maintain a minimum statutory net surplus of no less than $21.0 million and maintain an A.M. Best rating of at least B++. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under the facility. At September 30, 2008, Majestic was in compliance with all of the covenants under the Comerica Credit Facility.
Note 10. Income Taxes
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
In accordance with accounting policy, the Company continues to recognize interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The Company did not incur any income tax related interest income, interest expense or penalties for the nine months ended September 30, 2008 and 2007.
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
The income tax provision differs from the amount computed by applying the U.S. Federal income tax rate of 35% to income before taxes as a result of the following:

For the nine months ended September 30,	2008	2007

Theoretical Federal income tax at statutory rate of 35%	$2,806	$4,594
Tax-free Bermuda-domiciled income	(2,053)	(3,436)
Tax-exempt investment income	(849)	(694)
Reduction in tax estimate for a prior year	—	(338)
Amortization of discounted loss reserves from acquisition of subsidiary	—	(446)
Other	(158)	152

Income tax benefit from continuing operations	$(254)	$(168)

Management believes that its net deferred tax asset will be fully recognized in future periods and, therefore, has not established a valuation allowance with respect to such assets as of September 30, 2008 and 2007.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 11. Share-Based Compensation
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
At September 30, 2008, there was $2.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 1 year. The Company recorded share-based compensation expense under the 2005 Long-Term Incentive Plan of $0.7 million and $0.6 million net of income tax benefits of $0.3 million during the nine months ended September 30, 2008, and 2007.
Following is a summary of non-vested shares as of September 30, 2008 and changes during the year:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Balance, December 31, 2007	332,764	$10.38
Granted during the period	221,446	6.40
Vested during the period	(88,798)	8.64
Forfeited during the period	(29,185)	9.12

Balance, September 30, 2008	436,227	$7.55

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
During the three months ended September 30, 2008, 20 thousand shares were purchased under the plan related to the April 1, 2008 quarterly offering period which ended on June 30, 2008. In October 2008, 13 thousand shares were purchased and related to the July 1, 2008 offering period which ended September 30, 2008.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 11. Share-Based Compensation, Continued
Compensation cost is recognized for each three month period and is based on the fair value of shares at the purchase date, less the price the participant pays for the shares. Compensation costs recognized under the ESPP for the nine months ended September 30, 2008 and 2007 was $0.03 million and $0.01 million, respectively.
Note 12. Related Parties
The Company conducts business with an insurance broker whose owners include one of the Company’s directors. Currently, the Company pays the broker fees for primary insurance business placed with Majestic. Historically, CRM paid broker fees for business placed with several of the self-insured groups formerly managed by CRM. In addition, the Company leased office space and purchases various liability, property and casualty insurance coverage from the broker.
The following table represents amounts paid to the broker for services rendered:

For the nine months ended September 30,	2008	2007
	(Dollars in thousands)
Fees paid to general agents and brokers	$126	$148
Other operating expenses	7	71

	$133	$219

Note 13. Contingencies
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

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 13. Contingencies, Continued
After an exchange of correspondence in which the New York Workers’ Compensation Board expressed dissatisfaction with CRM’s response to a request for certain information relating to the audit of loss reserves for the self-insured groups administered by it, the New York Workers’ Compensation Board notified CRM on February 8, 2008 that a referral had been made for a formal investigation into whether disciplinary action should be taken by the New York Workers’ Compensation Board with regard to CRM’s third party administrator’s license. Following that initial investigation, the New York Workers’ Compensation Board issued a notice to CRM that it had determined to pursue an administrative action in order to revoke CRM’s third party administrator’s license to provide third party claims administrative services to self-insured workers compensation groups in New York. On June 2, 2008, CRM and the New York State Workers’ Compensation Board entered into a Settlement Agreement to resolve this administrative action. Under the Settlement Agreement, the hearing, originally scheduled for May 20, was canceled, CRM voluntarily surrendered its third party administrator’s license and ceased representing self-insurers in the State of New York on September 8, 2008, and, as part of the ongoing transfer of its self-insured groups that voluntarily closed, CRM will continue to assist the New York State Workers’ Compensation Board in the transfer of the administration of the groups formerly managed by CRM to a new third party administrator appointed by the New York State Workers’ Compensation under the New York Workers’ Compensation Law and corresponding regulations.
CRM has received a subpoena from the New York State Attorney General’s Office (“NY Attorney General”) on March 15, 2008, requesting documents related to CRM’s administration of the Healthcare Industry Trust of New York (“HITNY”). CRM intends to fully cooperate with the NY Attorney General’s request. The NY Attorney General has not initiated any proceedings against CRM. CRM believes that the subpoena relates to the prior administrative action commenced by the New York State Workers’ Compensation Board. The Company cannot estimate what impact, if any, this inquiry and any results from this inquiry may have on its financial position, operating results or cash flows.
On September 30, 2008, CRM received a copy of a letter addressed to our errors and omissions insurance carrier from the New York State Workers’ Compensation Board indicating its intention to initiate legal proceedings against CRM on behalf of eight self-insured groups previously administered by CRM as it relates to CRM’s actions while acting as the administrator and broker of record for the eight self-insured groups. The New York State Workers’ Compensation Board has indicated that it is investigating CRM’s administration of the self-insured groups, and upon information and belief, it is alleging that CRM breached certain duties to the self-insured groups and engaged in certain self-dealing and deceptive practices. In response to this letter, CRM filed an action on October 3, 2008 in the New York State Supreme Court, Dutchess County against the New York State Workers’ Compensation Board and the eight self-insured groups formerly managed by CRM. Through this action, CRM is seeking a declaratory judgment that CRM did not breach duties to the eight self-insured groups and did not engage in any self-dealing or deceptive practices and that the New York State Workers’ Compensation Board lacks the legal authority to pursue claims against CRM on behalf of the self-insured groups. CRM is not currently seeking any monetary damages from the eight self-insured groups, their respective boards of trustees or the New York State Workers’ Compensation Board. CRM intends to vigorously prosecute this declaratory judgment lawsuit and to defend any claims asserted by the New York State Workers’ Compensation Board. The Company is unable to evaluate the likelihood of an unfavorable outcome against CRM or an estimate or range of potential loss.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 13. Contingencies, Continued
On October 8, 2008, CRM received notice from potential counsel to various former members of the self-insured groups indicating that the former members were contemplating a class action lawsuit against the New York State Workers’ Compensation Board for the manner in which it is collecting assessments from the form members and that more likely than not, such litigation will also include allegations against CRM. The Company cannot provide any assurance that such litigation will or will not be commenced. Further, the Company is unable to evaluate the likelihood of an unfavorable outcome against CRM or an estimate or range of potential loss.
In November 2008, RBG Management Corp., Red & White Markets, Inc., Doria Enterprises Inc. and Grace’s Marketplace Inc., all of which were former members of the Wholesale Retail Workers’ Compensation Trust of New York (“WRWCTNY”), sued CRM, WRWCTNY, certain officers of CRM, the Board of Trustees of WRWCTNY, and S.A.F.E., LLC, which is the successor third-party administrator for WRWCTNY, in the Supreme Court of the State of New York, New York County. The lawsuit seeks a declaratory judgment, in sum and substance, relieving the plaintiffs from any liabilities owed in relation to their previous membership in WRWCTNY and which arise primarily from recent assessment charges imposed on the plaintiffs. The lawsuit is also seeking damages arising from allegations that the defendants breached their fiduciary duties to the plaintiffs by failing to maintain adequate reserves and failing to properly determine an adequate level of reserves necessary to maintain the solvency of WRWCTNY. CRM has not yet been served with the complaint.
During 2007, Majestic accepted, under a reservation of rights, the defense of a claim arising from a policy issued by a predecessor company in 1983. The claim alleges that the party insured under the policy is liable for an unspecified amount of money due to damages caused by the release of hazardous substances in a dry cleaning business the insured operated during the early 1980s. Majestic has set a reserve of $0.5 million, which is comprised of the policy limits for coverage of one occurrence together with expected defense costs, and is in addition to $0.2 million of legal expenses already paid. Because discovery is in the early stages, the Company is unable to evaluate the likelihood of an unfavorable outcome against Majestic or an estimate or range of potential loss.
On April 9, 2007, H.C.F.A. Associates Corp. and 17 related companies, all of which were members or former members of Healthcare Insurance Trust of New York, (“HITNY”), sued HITNY and CRM in the Supreme Court of the State of New York, Ulster County, alleging, among other things, that HITNY and CRM failed to fulfill their obligations in connection with providing workers’ compensation claims services. CRM answered the complaint, denying the plaintiffs’ material allegations. This litigation is in its early stages; the parties have not yet exchanged any responses to discovery demands. On July 17, 2008, CRM and HITNY made a motion to the court requesting the plaintiff be compelled to respond to discovery demands that were made on May 4, 2007. The motion is currently pending before the court. The Company is unable to evaluate the likelihood of an unfavorable outcome against CRM or an estimate or range of potential loss.
Note 14. Segment Information
The Company operates as four reportable segments: Fee-Based Management Services, Primary Insurance, Reinsurance, and Corporate and Other. As of September 30, 2008, the operations of CRM and Eimar are no longer included in the Fee-Based Management Services segment and are classified as discontinued operations. General corporate overhead expenses previously reported within the Fee-Based Segment have been reclassified to the Corporate and Other Segment for the three and nine months ended September 30, 2008 and 2007.
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

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 14. Segment Information, Continued
Included in income of the Fee-Based Management Services segment and underwriting expenses of the Primary Insurance segment for the three months ended September 30, 2008 and 2007 are $0.2 million and $0.5 million, respectively, of commissions paid or incurred by Majestic to CRM CA for excess policies placed with Majestic on behalf of the self-insured groups managed by CRM CA.
Premiums earned by the Reinsurance segment for the three months ended September 30, 2008 and 2007 include $4.0 million and $7.3 million, respectively, of earned premiums assumed from the Primary Insurance segment. Such ceded premiums reduce premiums earned in the Primary Insurance segment. Ceding commission income reported in underwriting expenses of the Primary Insurance segment for the three months ended September 30, 2008 and 2007 includes $0.9 million and $0.7 million, respectively, from the Reinsurance segment. Such amounts are reflected in underwriting expenses of the Reinsurance segment.
Included in operating expenses of the Corporate and Other segment were $1.1 million and $1.6 million of general corporate overhead expenses that were reclassified from CRM and Eimar for the three months ended September 30, 2008 and 2007, respectively.
Investment income of the Reinsurance segment for the three months ended September 30, 2008 and 2007, respectively, includes $0.4 million and nil, respectively, of interest income on funds withheld by the Primary Insurance segment. Such amounts are reflected in interest expenses of the Primary Insurance segment.
The following tables set forth the Company’s revenues, expenses, income before taxes and total assets by business segment. Total assets excludes $2.1 million and $8.8 million of assets from discontinued operations at September 30, 2008 and 2007. respectively.

	For the three months ended September 30, 2008
	Fee-Based			Corporate
	Management	Primary		and	Elimina-
	Services	Insurance	Reinsurance	Other	tions	Total
	(Dollars in thousands)
Revenues:
Net premiums earned	$—	$20,477	$4,027	$—	$—	$24,504
Management fees	2,010	—	—	—	(204)	1,806
Investment income	(2)	2,779	491	38	(384)	2,922

Total revenues	2,008	23,256	4,518	38	(588)	29,232

Expenses:
Underwriting expenses	—	21,096	2,884	—	(204)	23,776
Interest expense	—	384	—	922	(384)	922
Depreciation and amortization	10	83	—	10	—	103
Operating expenses	1,492	6,155	197	1,862	—	9,706

Total expenses	1,502	27,718	3,081	2,794	(588)	34,507

Income (loss) from continuing operations before taxes	$506	$(4,462)	$1,437	$(2,756)	$—	$(5,275)

Total assets	$720	$434,323	$60,370	$6,162	$(56,166)	$445,409

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 14. Segment Information, Continued

	For the three months ended September 30, 2007
	Fee-Based			Corporate
	Management	Primary		and	Elimina-
	Services	Insurance	Reinsurance	Other	tions	Total
	(Dollars in thousands)
Revenues:
Net premiums earned	$—	$21,615	$7,310	$—	$—	$28,925
Management fees	2,751	—	—	—	(539)	2,212
Investment income	2	2,257	601	84	—	2,944

Total revenues	2,753	23,872	7,911	84	(539)	34,081

Expenses:
Underwriting expenses	—	16,960	2,321	—	(539)	18,742
Interest expense	—	—	—	978	—	978
Depreciation and amortization	8	32	—	10	—	50
Operating expenses	2,780	2,527	195	2,337	—	7,839

Total expenses	2,788	19,519	2,516	3,325	(539)	27,609

Income (loss) from continuing operations before taxes	$(35)	$4,353	$5,395	$(3,241)	$—	$6,472

Total assets	$1,529	$304,002	$87,799	$8,806	$(52,821)	$349,315

Included in income of the Fee-Based Management Services segment and underwriting expenses of the Primary Insurance segment for the nine months ended September 30, 2008 and 2007 are $0.7 million and $1.2 million, respectively, of commissions paid or incurred by Majestic to CRM CA for excess policies placed with Majestic on behalf of the self-insured groups managed by CRM CA.
Premiums earned by the Reinsurance segment for the nine months ended September 30, 2008 and 2007 include $25.0 million and $19.2 million, respectively, of earned premiums assumed from the Primary Insurance segment. Such ceded premiums reduce premiums earned in the Primary Insurance segment. Ceding commission income reported in underwriting expenses of the Primary Insurance segment for the nine months ended September 30, 2008 and 2007 includes $5.9 million and $2.6 million, respectively, from the Reinsurance segment. Such amounts are reflected in underwriting expenses of the Reinsurance segment.
Included in operating expenses of the Corporate and Other segment were $1.8 million and $4.2 million of general corporate overhead expenses that were reclassified from CRM and Eimar for the nine months ended September 30, 2008 and 2007, respectively.
Investment income of the Reinsurance segment for the nine months ended September 30, 2008 and 2007 includes $0.7 million and nil, respectively, of interest income on funds withheld by the Primary Insurance segment. Such amounts are reflected in interest expenses of the Primary Insurance segment.

CRM Holdings, Ltd.
Notes to Interim Consolidated Financial Statements (Unaudited)
Note 14. Segment Information, Continued
The following tables set forth the Company’s revenues, expenses, income before taxes and total assets by business segment. Total assets excludes $2.1 million and $8.8 million of assets from discontinued operations at September 30, 2008 and 2007, respectively. :

	For the nine months ended September 30, 2008
	Fee-Based			Corporate
	Management	Primary		and	Elimina-
	Services	Insurance	Reinsurance	Other	tions	Total
	(Dollars in thousands)
Revenues:
Net premiums earned	$—	$72,904	$25,136	$—	$—	$98,040
Management fees	6,307	—	—	—	(709)	5,598
Investment income	(5)	8,203	1,587	184	(697)	9,272

Total revenues	6,302	81,107	26,723	184	(1,406)	112,910

Expenses:
Underwriting expenses	—	58,626	18,516	—	(709)	76,433
Interest expense	—	697	—	2,799	(697)	2,799
Depreciation and amortization	29	262	—	31	—	322
Operating expenses	6,146	13,800	733	4,661	—	25,340

Total expenses	6,175	73,385	19,249	7,491	(1,406)	104,894

Income (loss) from continuing operations before taxes	$127	$7,722	$7,474	$(7,307)	$—	$8,016

Total assets	$720	$434,323	$60,370	$6,162	$(56,166)	$445,409

	For the nine months ended September 30, 2007
	Fee-Based			Corporate
	Management	Primary		and	Elimina-
	Services	Insurance	Reinsurance	Other	tions	Total
	(Dollars in thousands)
Revenues:
Net premiums earned	$—	$65,987	$19,275	$—	$—	$85,262
Management fees	7,673	—	—	—	(1,183)	6,490
Investment income	12	5,636	1,921	262	—	7,831

Total revenues	7,685	71,623	21,196	262	(1,183)	99,583

Expenses:
Underwriting expenses	—	52,665	8,728	—	(1,183)	60,210
Interest expense	—	—	—	2,923	—	2,923
Depreciation and amortization	23	90	—	31	—	144
Operating expenses	7,951	7,588	690	6,952	—	23,181

Total expenses	7,974	60,343	9,418	9,906	(1,183)	86,458

Income (loss) from continuing operations before taxes	$(289)	$11,280	$11,778	$(9,644)	$—	$13,125

Total assets	$1,529	$304,002	$87,799	$8,806	$(52,821)	$349,315

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS OF OPERATIONS
In this report, we use the terms “Company,” “we,” “us” or “our” to refer to CRM Holdings, Ltd. and its subsidiaries on a consolidated basis, unless otherwise indicated or unless the context otherwise requires.
Cautionary Statement
This document contains forward looking statements, which include, without limitation, statements about our plans, strategies and prospects. These statements are based on our current expectations about future events and are identified by terminology such as “may,” “will,” “should,” “expect,” “scheduled,” “plan,” “seek,” “intend,” “anticipate,” “believe,” “estimate,” “aim,” “potential,” or “continue” or the negative of those terms or other comparable terminology. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Although we believe that our plans and expectations are reasonable, we may not achieve such expectations.
The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying our forward-looking statements:
•	the cyclical nature of the insurance and reinsurance industries;

•	premium rates;

•	investment results;

•	legislative and regulatory changes;

•	the estimation of loss reserves and loss reserve development;

•	reinsurance may be unavailable on acceptable terms, and we may be unable to collect reinsurance;

•	the occurrence and effects of wars and acts of terrorism;

•	the possibility that the outcome of any litigation or arbitration proceedings is unfavorable;

•	the effects of competition;

•	failure to retain key personnel;

•	economic downturns; and

•	natural disasters.
These forward-looking statements involve risks and uncertainties. You should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2007 and the risks described in our other filings with the SEC, together with all of the information included in this quarterly report. We qualify all of our forward looking statements by these cautionary statements. We undertake no obligation to update any of the forward looking statements after the date of this quarterly report to conform those statements to reflect the occurrence of future events, except as required by applicable law.
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

We report our business in the following four segments: (1) primary insurance; (2) reinsurance; (3) fee-based management services; and (4) corporate and other. Our primary insurance segment was added with our acquisition of Embarcadero on November 14, 2006. Effective September 8, 2008, the results of operations of our subsidiaries, CRM and Eimar, which historically were reported in the fee-based management services segment, are reported as discontinued operations for all periods presented.
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
California’s Premium Rates. Prior to the recent developments in the California market, we had experienced a downward trending in the premium rates charged by insurers. California Bill 899 was passed in April 2004 with the goal of reducing over time the medical and indemnity expenses incurred by insurance companies under workers’ compensation policies. This legislation allowed insurers to reduce rates. During 2006 and the first half of 2007, the California Insurance Commissioner approved three workers’ compensation advisory pure premium rate decreases. The California Insurance Commissioner first approved a 16% rate decrease for policies written after June 30, 2006, followed by a 9% rate decrease for policies written after December 31, 2006, which was followed by another 14.2% rate decrease for policies written after June 30, 2007. In November 2007, the California Insurance Commissioner recommended that there be no overall change in workers’ compensation advisory pure premium rates for policies written on or after January 1, 2008. This was the first recommendation of no rate decrease by the California Insurance Commissioner since the adoption of the reforms of 2003 and 2004. In May 2008, the California Insurance Commissioner announced that stability in the workers’ compensation insurance marketplace had eliminated the immediate need for an interim pure premium rate advisory for policies written on or after June 30, 2008.
In August 2008, the Workers’ Compensation Insurance Rating Bureau of California, or “WCIRB,” an industry-backed private organization that provides statistical analysis, submitted a pure premium rate filing to the California Insurance Commissioner recommending a 16% increase in advisory pure premium rates for policies written on or after January 1, 2009. WCIRB’s recommended increase was based primarily on rising medical costs and loss adjustment expenses. In October 2008, the California Insurance Commissioner announced a 5% increase in advisory pure premium rates for policies written on or after January 1, 2009. The California Insurance Commissioner’s decisions are advisory only and insurance companies may choose whether or not to adopt the new rates.
New York’s Premium Rates. Workers’ compensation rates in New York have experienced significant pricing pressure since the legislative reforms adopted in March 2007. Following almost two years of relatively stable rates, in July 2007, the New York State Superintendent of Insurance ordered that overall policyholders’ costs for workers’ compensation be reduced by an average of 20.5% effective October 1, 2007. This 20.5% reduction included both changes in the workers’ compensation rates set by the New York State Workers’ Compensation Board as well as a change to the New York State assessment. The rate reduction was based upon an analysis of the impact of the reforms and market trends associated with New York’s 2007 Workers’ Compensation Reform Act signed into law in March 2007, which was intended to create a significantly less expensive system of workers’ compensation in New York while increasing the weekly benefits paid to injured workers. In August 2008, it was announced that workers’ compensation rates in New York will be reduced by an additional 5% percent for 2009, bringing the total reduction to about 25 percent from the 2007 pre-reform rates. The last change to the rate prior to the reform was an increase in July 2005 averaging 5% across all industry groups that took effect in October 2005.

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
Management Fees. Our fee-based management service revenues include management fees received from our groups for management and other services. Our fees are based on a percentage of premiums paid by members to the groups we manage. Our groups pay fees for claims management services directly to third party administrators.
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
A.M. Best Ratings & Reinsurance Agreements
In April 2008, A.M. Best Co., Inc. (“A.M. Best”) placed the financial strength ratings of Majestic and Twin Bridges under review with negative implications. The under review status stemmed from, among other things, limited capital being available in our insurance subsidiaries to support their anticipated growth and the 2007 capitalization levels at Majestic falling somewhat short of the requirement by A.M. Best for the ratings based on higher premium growth, which was partially attributable to previously self-insured business being written on a first dollar basis. In response to A.M. Best’s concerns, we reallocated capital between our insurance subsidiaries during the quarter ended June 30, 2008, so that approximately $34.5 million was contributed as additional capital to Majestic. In addition to this, Majestic executed certain transactions relating to its reinsurance coverage.

Based on A.M. Best’s concern over limited capital being available to support its anticipated growth, Majestic entered into a 40% ceded quota share agreement with a securely rated third party reinsurer effective July 1, 2008. Under this 40% quota share agreement, the third party reinsurer is assuming 40% of the first $500 thousand of losses and loss adjustment expenses from any single occurrence under Majestic’s primary insurance policies and Majestic is ceding 40% of the applicable premiums to the third party reinsurer. The agreement allows Majestic the option to decrease the percentage ceded to the third party reinsurer on the first day of each calendar quarter, although the percentage cannot be reduced below 5%. The reinsurer’s losses are capped at 150% of the premiums ceded by Majestic. Majestic is receiving a 30% ceding commission from the reinsurer on all ceded premiums to cover Majestic’s costs associated with the policies, including dividends, commissions, taxes, assessments and all other expenses other than allocated loss adjustment expenses. The 40% quota share agreement was effective for losses incurred and premiums earned by Majestic on or after July 1, 2008, and terminates as of June 30, 2009.
In addition, effective April 1, 2008, the 40% ceded quota share agreement between Majestic and Twin Bridges was amended to (i) decrease Twin Bridges proportional participation from 40% to 5% of the first $500,000 of losses and loss adjustment expenses of Majestic’s primary insurance policies and (ii) reduce the ceded premiums from Majestic to Twin Bridges from 40% to 5%.
Based on these actions and Majestic’s July 1, 2008 renewal of its excess reinsurance treaty for losses in excess of $500,000, A.M. Best announced on July 18, 2008, that it had removed from under review with negative implications and affirmed the financial strength rating of “A-” (Excellent) of Majestic. Concurrently, A.M. Best removed from under review with negative implications and downgraded the financial strength rating of Twin Bridges to “B++” (Good) from “A-” (Excellent). A.M. Best assigned a negative outlook to all ratings. A.M. Best’s rating actions reflect Majestic’s improved risk-adjusted capitalization following the implementation of our capital re-allocation plan, as well as the execution of a 40% quota share reinsurance arrangement with a third party reinsurer. Furthermore, the issues that were faced by CRM with the New York Workers’ Compensation Board were settled with no admission of wrong doing, fines or penalties, although CRM agreed to surrender its third party administrator license. Despite this settlement, A.M Best remains concerned regarding our financial flexibility largely due to the significant decline in our stock market value, as well as the limited capital available through our insurance and non-insurance subsidiaries. The rating actions on Twin Bridges recognize the deterioration in its risk-adjusted capitalization primarily due to share dividends made in the second quarter of 2008 to us as part of our overall plan to re-allocate capital to Majestic.
Discontinued Operations — New York Fee-Based Management Services and Eimar
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
As of September 8, 2008, we no longer have any self-insured groups under management in New York. We have transferred administration of the claims for all of the self-insured groups to new third party administrators appointed by the New York Workers’ Compensation Board, and in accordance with the terms of a settlement agreement entered into between us and the New York Workers’ Compensation Board, we surrendered our third-party administrator’s license in New York on September 8, 2008. We do not expect to derive any significant revenues from fee-based management services in New York going forward nor do we expect to incur any significant ongoing expenses in this component of fee-based management services. Furthermore, the surrendering of our administrator’s license prohibits us from actively engaging in this business in New York. In addition, we do not expect to derive any significant primary insurance and reinsurance revenues from excess policies issued to New York self-insured groups as those policies were not renewed in 2008. In conjunction with the voluntary termination of the New York self-insured groups, the Company has ceased the operations of its Eimar division as historically, the majority of Eimar’s business was derived from the New York self-insured groups under management.

We are seeking to replace lost revenue by identifying profitable opportunities through geographic and business diversification. This includes the geographic expansion of our primary insurance business into New York, by leveraging our strong broker distribution network to offer primary insurance policies for both new businesses as well as for former members of group self-insured programs.
For a further discussion of our discontinued operations, see “Item 1. Financial Statements - Note 2 Discontinued Operations” above.
Critical Accounting Policies and Estimates
We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2008 and 2007. Other than the adoption of FAS 157 and FSP FAS157-2, we believe that the accounting policies set forth in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”) and “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our 2007 Form 10-K continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements.

Results of Operations
The table below summarizes certain operating results and key measures we use in monitoring and evaluating our operations.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Amounts in thousands, except per share data)
Revenues
Net premiums earned — primary insurance segment	$20,477	$21,615	$72,904	$65,987
Net premiums earned — reinsurance segment	4,027	7,310	25,136	19,275
Fee-based management services	1,806	2,212	5,598	6,490
Net investment income	2,922	2,944	9,272	7,831

Total revenues	29,232	34,081	112,910	99,583

Expenses
Losses and loss adjustment expenses	19,841	14,201	61,230	47,180

(Loss) income from continuing operations	(2,923)	6,811	8,270	13,293

Loss on discontinued operations	(843)	340	(4,011)	1,915

Net (loss) income	$(3,766)	$7,151	$4,259	$15,208

(Loss) earnings per share from continuing operations
Basic	$(0.18)	$0.42	$0.50	$0.82
Fully diluted	$(0.18)	$0.42	$0.50	$0.81

Loss per share from discontinued operations
Basic	$(0.05)	$0.02	$(0.24)	$0.12
Fully diluted	$(0.05)	$0.02	$(0.24)	$0.12

GAAP combined ratio — Primary Insurance Segment
Loss and loss adjustment expense ratio(1)	87.7%	59.6%	67.5%	63.7%
Underwriting expense ratio(2)	47.7%	30.5%	33.2%	27.7%
GAAP combined ratio(3)	135.4%	90.1%	100.7%	91.4%

GAAP combined ratio — Reinsurance Segment
Loss and loss adjustment expense ratio(1)	46.9%	17.9%	47.9%	26.7%
Underwriting expense ratio(2)	29.6%	16.6%	28.7%	22.9%
GAAP combined ratio(3)	76.5%	34.5%	76.6%	49.6%

(1)	The loss and loss adjustment ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned.

(2)	The underwriting expense ratio is calculated by dividing underwriting and certain other operating costs, commissions and salaries and benefits by the current year’s net premiums earned.

(3)	The GAAP combined ratio is the sum of the loss and loss adjustment expense ratio and the net underwriting expense ratio.

Segment Results Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Consolidated Results
Total Revenues. Consolidated total revenues decreased 14%, or $4.9 million, to $29.2 million for the three months ended September 30, 2008, from $34.1 million for the three months ended September 30, 2007. The decrease was primarily due to a decrease of $4.4 million, or 15%, in our consolidated net premiums earned and a $0.4 million, or 17% decrease in revenues from fee-based management services.
Total Expenses. Consolidated expenses increased 25%, or $6.9 million, to $34.5 million for the three months ended September 30, 2008, from $27.6 million for the three months ended September 30, 2007. The increase was primarily attributable to increases in loss and loss adjustment expenses and selling, general and administrative expenses, somewhat offset by decreases in policy acquisition costs.
(Loss)Income from Continuing Operations before Taxes. Loss from continuing operations before taxes was $5.3 million for the three months ended September 30, 2008 as compared to income from continuing operations of $6.5 million for the three months ended September 30, 2007. Decreases in the operating results of our primary and reinsurance segments were somewhat offset by increases in the operating results of our fee-based management services and corporate and other segments.
Provision for Income Taxes. We recorded an income tax benefit from continuing operations of $2.3 million and $0.3 million for the three months ended September 30, 2008 and 2007, respectively. Our income tax benefit represented the net income tax benefit on the loss for tax purposes of our U.S. domiciled subsidiaries that are included in continuing operations. CRM Holdings and Twin Bridges, our Bermuda domiciled subsidiaries, are not subject to U.S. income taxation.
The income tax benefit for the three months ended September 30, 2008 included a current tax benefit of $1.8 million and a deferred tax benefit of $0.5 million. The deferred tax benefit was primarily due to temporary differences from net loss reserves, unearned premium reserves and deferred policy acquisition costs being reported differently for financial statement purposes than for federal income tax purposes. The income tax provision for the three months ended September 30, 2007 included a current tax provision of $0.1 million and a deferred tax benefit of $0.4 million. The deferred tax benefit of $0.4 million for the three months ended September 30, 2007 was primarily due to temporary difference from net loss reserves, unearned premium reserves and deferred policy acquisition costs being reported differently for financial statement purposes than for federal income tax purposes.
Discontinued Operations. We recorded losses of $0.8 million and income of $0.3 million on discontinued operations for the three months ended September 30, 2008 and 2007, respectively. As of September 8, 2008 we no longer have any self-insured groups under management in New York and no longer provide bill review and case management services for self-insured groups or third party clients. Accordingly, the results of CRM and Eimar, which were historically reported in the fee-based management services segment, have been reclassified to discontinued operations for the three months ended September 30, 2008 and 2007. General and corporate overhead previously included in CRM and Eimar have been reclassified to continuing operations in our corporate and other segment as discussed in “Corporate and Other Segment — Selling, General and Administrative Expenses” below.
Net (Loss) Income. Net loss for the three months ended September 30, 2008 was $3.8 million compared to net income of $7.2 million for the three months ended September 30, 2007. The decrease in net income in 2008 as compared with 2007 was due to a $6.5 million decrease in net income in our primary insurance segment, a $4.0 million decrease in our reinsurance segment and a $1.2 million loss from discontinued operations. These decreases were somewhat offset by an increase in net income of $0.9 million in our fee-based management services and corporate and other segments.

Primary Insurance Segment
Net Premiums Earned. Total net premiums earned decreased 5%, or $1.1 million, to $20.5 million for the three months ended September 30, 2008, from $21.6 million for the three months ended September 30, 2007. The decrease was primarily attributable to the effects of the 40% third party ceded quota share agreement which was effective July 1, 2008. While the gross earned premiums for our primary insurance segment increased by $4.1 million, or 14%, this increase was somewhat offset by a $5.3 million, or 18%, increase in ceded earned premiums under our various quota share reinsurance agreements, which are more fully described in “Item 1. Financial Statements — Note 8. Insurance Activity,” for the three months ended September 30, 2008 as compared to the same period in 2007.
Geographically, California remained our largest market, accounting for approximately $11.3 million, or 55%, of the total net primary insurance premiums earned during the three months ended September 30, 2008. Our Majestic east coast operations are continuing to develop business primarily in New Jersey and New York. The east coast operations contributed approximately $8.1 million, or 39%, of our net primary insurance premiums earned for the three months ended September 30, 2008. The remaining states in our active operating markets accounted for approximately $1.1 million, or 6%, of our net primary insurance premiums earned for the three months ended September 30, 2008.
Net Investment Income. Net investment income increased 23%, or $0.5 million, for the three months ended September 30, 2008, to $2.8 million from $2.3 million for the three months ended September 30, 2007. This increase was primarily due to increased investment holdings for the three months ended September 30, 2008 as compared to the same period last year.
Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses relating to our primary insurance segment were $18.0 million for the three months ended September 30, 2008 compared to $12.9 million for the three months ended September 30, 2007, an increase of 39%.
Of this increase, $3.4 million was due to an increase in loss and loss adjustment expense ratio in the 2008 accident year, of which $2.9 million relates to losses and loss adjustment expenses recorded in the first two quarters of the year.
These increases were somewhat offset by reductions in prior years’ loss reserves. We have experienced favorable loss development on prior accident years as a result of favorable loss cost trends in our primary insurance business in California as well as favorable trends in our excess insurance policies. Within the three months ended September 30, 2008, we recorded a $1.2 million decrease in its estimated cost of settling claims as a result of favorable loss cost trends in California primarily in accident years 2006 and 2007 where average cost per claims has developed better than expected.
The loss and loss adjustment expense ratio for our primary insurance segment for the three months ended September 30, 2008 was 88% compared to 60% for the three months ended September 30, 2007. We adjusted our year-to-date loss ratio to 74% in the three months ended September 30, 2008. Our current accident year loss and loss adjustment expense ratio increased due to previous rate reductions in California, as discussed above in “Industry Trends — California Premium Rates,” and higher than expected losses associated with certain business underwritten in New York. The increase was also attributable to a higher loss ratio applied for the three months ended September 30, 2008 as compared to September 30, 2007. We have established loss reserves at September 30, 2008 that are based upon our current best estimate of loss costs. The methods for making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any adjustments are reflected in current operations.
Policy Acquisition Cost. Policy acquisition costs decreased 23%, or $1.0 million, to $3.1 million for the three months ended September 30, 2008 from $4.1 million for the three months ended September 30, 2007. This decrease was primarily due to ceding commission income on the third party 40% ceded quota share agreement that was effective July 1, 2008.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 144%, or $3.6 million, for the three months ended September 30, 2008, to $6.2 million from $2.6 million for the three months ended September 30, 2007. This increase was primarily due to $2.3 million of allocated selling, general and administrative expenses from our corporate and other segment and $0.9 million relating to reserves established against potentially uncollectible premium receivables.

Interest Expense. Interest expense for the three months ended September 30, 2008 includes $0.4 million of interest expense on funds provided by Twin Bridges as collateral for unpaid ceded liabilities under reinsurance agreements. There was no intercompany interest expense for the three months ended September 30, 2007.
Net (Loss) Income. Net losses attributable to the primary insurance segment for the three months ended September 30, 2008 were $2.7 million compared to net income of $3.8 million for the three months ended September 30, 2007, a change of $6.5 million. The change to a net loss from net income between the three months ended September 30, 2008 and 2007 was principally attributable to the decrease in primary net earned premiums, higher loss reserves and higher selling, general and administrative expenses, which was somewhat offset by lower policy acquisition costs, as described above. The underwriting expense ratio for our primary insurance segment for the three months ended September 30, 2008 and 2007 was 48% and 31%, respectively.
Reinsurance Segment
Net Reinsurance Premiums Earned. Net reinsurance premiums earned decreased 45%, or $3.3 million, for the three months ended September 30, 2008, to $4.0 million from $7.3 million for the three months ended September 30, 2007. This decrease was attributable to a $5.2 million reduction in net premiums earned under the 90% ceded quota share agreement, as more fully described above in “Item 1. Financial Statements — Note 7. Insurance Activity,” which was primarily due to the closure of the New York self-insured groups previously managed by CRM. This decrease was somewhat offset by a $1.9 million increase in net earned premiums earned under the 5% quota share agreement, as more fully described above in “Item 1. Financial Statements — Note 7. Insurance Activity.”
Net Investment Income. Net investment income decreased 18%, or $0.1 million, for the three months ended September 30, 2008 versus the three months ended September 30, 2007. This decrease was primarily due to a lower yield earned by Twin Bridges on funds provided as collateral to Majestic for unpaid ceded liabilities withheld by Majestic in 2008, compared to the yield earned on fixed income holdings for the three months ended September 30, 2007.
Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses relating to our reinsurance segment were $1.9 million for the three months ended September 30, 2008 compared to $1.3 million for the three months ended September 30, 2007, an increase of $0.6 million, or 44%. This increase was primarily due a higher loss ratio on the primary insurance business assumed from Majestic described above in “Net Reinsurance Premiums Earned.”
Since Twin Bridges has limited historical experience, losses on excess policies are estimated based on industry data. The estimate for loss and loss adjustment expenses on the primary business ceded from Majestic to Twin Bridges are based on the net and direct analyses of Majestic’s business as discussed above. Because of lower than industry average number of reported claims and other relevant business factors, our management team considers it appropriate to establish reserves at the actuary’s best estimate of expected outcomes for assumed risks originating in California, and at a higher, moderately conservative level for risks in other states. The loss and loss adjustment expense ratio for our reinsurance segment was 47% for the three months ended September 30, 2008 compared to 18% for the three months ended September 30, 2007. The methods for making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any adjustments are reflected in current operations.
Policy Acquisition Costs. Policy acquisition costs remained relatively unchanged at $1.0 million for the three months ended September 30, 2008 versus the three months ended September 30, 2007. Decreases in policy acquisition costs related to the 90% Quota Share Agreement were offset by increases in policy acquisition costs related to the 5% Quota Share Agreement.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were relatively unchanged at $0.7 million for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. Selling, general and administrative expenses at Twin Bridges are relatively fixed in nature and not sensitive to changes in premium volume.
Net Income. Net income attributable to the reinsurance segment for the three months ended September 30, 2008 was $1.4 million compared to $5.4 million for the three months ended September 30, 2007, a decrease of 73%. The decrease in net income between the three months ended September 30, 2008 and 2007 is principally attributable to decreases in net earned premiums and increases in losses on net premiums ceded to Twin Bridges on Majestic’s primary insurance business as described above in “Loss and Loss Adjustment Expenses” and “Item 1. Financial Statements — Note 7. Insurance Activity.” The underwriting expense ratio for our reinsurance segment was 30% and 16% for the three months ended September 30, 2008 and 2007, respectively.

Fee-Based Management Services Segment
Revenues from Fee-Based Management Services. Revenues from fee-based management services decreased 27%, or $0.8 million, for the three months ended September 30, 2008, to $2.0 million from $2.8 million for the three months ended September 30, 2007. Of this decrease, 57% and 24% was attributable to lower revenues from our self-insured groups covering the contracting and healthcare industries, respectively. The decrease in revenues was principally attributable to lower premiums under management for the California self-insured groups which have decreased as a result of the lower rates being charge to the members by the self-insured groups, as described above in “Industry Trends — California Premiums Rates.”
Fees Paid to General Agents and Brokers. Fees paid to general agents and brokers decreased by $0.1 million, to $0.5 million for the three months ended September 30, 2008, from $0.6 million for the three months ended September 30, 2007. This decrease is consistent with the decrease in revenues from fee-based management services above.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.2 million, or 56%, to $1.0 million for the three months ended September 30, 2008, from $2.2 million for the three months ended September 30, 2007. This decrease was primarily due to a reduction in expenses allocated for general corporate overhead.
Net (Loss) Income. Net income attributable to the fee-based management services segment for the three months ended September 30, 2008 was $0.3 million compared to a net loss of $0.2 million for the three months ended September 30, 2007. The increase to net income from a net loss between the three months ended September 30, 2008 and 2007 is principally attributable to decreases in selling, general and administrative expenses, somewhat offset by decreased revenues from fee-based management services.
Corporate and Other Segment
Net Investment Income. Net investment income decreased by 54%, from $0.08 million to $0.04 million, for the three months ended September 30, 2008. This decrease was primarily due to interest income earned on lower cash balances for the three months ended September 30, 2008 compared to the same period in 2007.
Interest Expense. Our long-term debt and the interest rate on our long-term debt remained relatively unchanged from the same period last year. Accordingly, interest expense was unchanged at $0.9 million for the three months ended September 30, 2008 as compared to the same period last year.
Selling, General and Administrative Expenses. As a result of a reorganization of resources brought about by the cessation of active operations of our New York self-insured groups, certain selling, general and administrative expenses that were previously reported in CRM and Eimar were reclassified into our corporate and other segment.
For the three months ended September 30, 2008, these expenses are being allocated among our U.S. domiciled entities based on headcount, square footage or a percentage of revenue. Expenses that were previously allocated to CRM and Eimar were reclassified to the corporate and other segment for the three months ended September 30, 2008. For the three months ended September 30, 2007, allocated selling, general and administrative expenses were also reclassified from CRM to the corporate and other segment. As a result, selling, general and administrative expenses decreased 20% or $0.5 million for the three months ended September 30, 2008, as compared to the same period last year.

Segment Results Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Consolidated Results
Total Revenues. Consolidated total revenues increased 13%, or $13.3 million, to $112.9 million for the nine months ended September 30, 2008, from $99.6 million for the nine months ended September 30, 2007. The increase in total revenues was primarily due to a $12.8 million, or 15%, increase in our consolidated net premiums earned from 2007 to 2008 and a $1.4 million, or 18% increase in investment income. This increase was offset by a $0.9 million, or 14% decrease in revenues from our fee-based management services from the same period last year.
Total Expenses. Consolidated total expenses increased 21%, or $18.4 million, to $104.9 million for the nine months ended September 30, 2008, from $86.5 million for the nine months ended September 30, 2007. The increase was primarily attributable to increases in loss and loss adjustment expenses in our primary insurance and reinsurance segments, policy acquisition costs in our primary insurance segment and fees paid to general agents and brokers in our fee-based management services segment. These increases were somewhat offset by decreased selling general and administrative expenses in our fee-based management services and corporate and other segment.
Income from Continuing Operations before Taxes. Income from continuing operations before taxes was $8.0 million for the three months ended September 30, 2008, a decrease of 39%, or $5.1 million as compared to $13.1 million for the nine months ended September 30, 2007. Decreases in the operating results of our primary and reinsurance segments were somewhat offset by increases in the operating results of our fee-based management services and corporate and other segments.
Provision for Income Taxes. We recorded income tax benefits from continuing operations of $0.3 million and $0.2 million for the nine months ended September 30, 2008 and 2007, respectively. Our income tax provision represented the net income tax provision on taxable income of our U.S. domiciled subsidiaries that are included in continuing operations. CRM Holdings and Twin Bridges, our Bermuda domiciled subsidiaries, are not subject to U.S. income taxation.
The income tax provision for the nine months ended September 30, 2008 included a current tax benefit of $0.2 million and a deferred tax benefit of $0.04 million. The current tax benefit of $0.2 million for the nine months ended September 30, 2008 was primarily due to net losses of our corporate and other segment somewhat offset by net income in our primary insurance segment. The deferred tax provision of $0.04 million for the nine months ended September 30, 2008 was primarily due to temporary difference from net loss reserves, unearned premium reserves and deferred policy acquisition costs being reported differently for financial statement purposes for federal income tax purposes.
The income tax provision for the nine months ended September 30, 2007 included a current tax provision of $2.3 million and a deferred tax benefit of $2.5 million. The deferred tax benefit of $2.5 million for the nine months ended September 30, 2007 was primarily due to temporary difference from net loss reserves, unearned premium reserves and deferred policy acquisition costs being reported differently for financial statement purposes for federal income tax purposes.
Discontinued Operations. We recorded losses of $4.0 million and income of $1.9 million on discontinued operations for the nine months ended September 30, 2008 and 2007, respectively. As of September 8, 2008 we no longer have any self-insured groups under management in New York and no longer provide bill review and case management services for self-insured groups or third party clients. Accordingly, the results of CRM and Eimar, which were historically reported in the fee-based management services segment, have been reclassified to discontinued operations for the nine months ended September 30, 2008 and 2007. General and corporate overhead previously included in CRM and Eimar, have been reclassified to continuing operations in our corporate and other segment as discussed in “Corporate and Other Segment — Selling, General and Administrative Expenses” below.
Net Income. Net income for the nine months ended September 30, 2008 was $4.3 million, a decrease of $10.9 million, from $15.2 million for the nine months ended September 30, 2007. Discontinued operations, and decreases in our primary insurance and reinsurance segments, were somewhat offset by increases in our fee-based management services and corporate segments.

Primary Insurance Segment
Net Premiums Earned. Total net premiums earned increased 11%, or $6.9 million, to $72.9 million for the nine months ended September 30, 2008, from $66.0 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2008, we increased our primary insurance gross earned premiums by $20.4 million, which is primarily attributable to growth in New York, New Jersey and California. This increase in gross earned premiums was offset by increases in earned premiums ceded to reinsurers under our various quota share reinsurance agreements, which are more fully described above in “Item 1. Financial Statements — Note 7. Insurance Activity.” Primary net earned premiums for the nine months ended September 30, 2007 included the one-time effects of the Novation Agreement, which is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2007. The Novation resulted in $10.1 million of additional premiums for the nine months ended September 30, 2007. The increase in net premiums earned was also offset by a decrease in premiums due to the run off of the insurance previously written under the United States Longshore and Harbor Workers’ Compensation Act, which we voluntarily ceased writing in 2007.
Geographically, California remained our largest market, accounting for approximately $43.9 million, or 60%, of the total net primary insurance premiums earned during the nine months ended September 30, 2008. Our Majestic east coast operations are continuing to develop business primarily in New Jersey and New York. The east coast operations contributed approximately $26.1 million, or 36%, of our net primary insurance premiums earned for the nine months ended September 30, 2008. The remaining states in our active operating markets accounted for approximately $2.9 million, or 4%, of our net primary insurance premiums earned for the nine months ended September 30, 2008.
Net Investment Income. Net investment income increased 46%, or $2.6 million, for the nine months ended September 30, 2008, to $8.2 million from $5.6 million for the nine months ended September 30, 2007. This increase was primarily due to $4.3 million of recorded gains on our available-for-sale portfolio during the nine months ended September 30, 2008 and investment income from increased investment holdings. These increases were somewhat offset by a $1.3 million of recorded losses from available-for-sale securities that were deemed to be other-than-temporarily impaired.
Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses relating to our primary insurance segment were $49.2 million for the nine months ended September 30, 2008 compared to $42.0 million for the nine months ended September 30, 2007, an increase of 17%.
This increase was primarily due to a higher loss and loss adjustment expense ratio in the 2008 accident year as compared to the 2007 accident year, as described above in “Segment Results for the Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007 — Primary Insurance — Losses and Loss Adjustment Expenses.” In addition, there was $1.4 million of return of premiums on retrospectively rated policies.
These increases were somewhat offset by reductions in our prior years’ loss reserves. Within the nine months ended September 30, 2008, we recorded a $6.2 million decrease in its estimated cost of settling claims as a result of favorable loss cost trends in California primarily for accident years 2006 and 2007 where average cost per claim has developed better than expected. The favorable development was somewhat aided by $0.2 million of amortization of the difference between the fair value of the reserve for losses and loss adjustment expenses at September 30, 2008 as compared to their stated value on the date of acquisition of Majestic.
The loss and loss adjustment expense ratio for our primary insurance segment for the nine months ended September 30, 2008 was 68% compared to 64% for the nine months ended September 30, 2007. Excluding prior year development, the loss and loss adjustment expense ratio for our primary insurance segment was 74% for the nine months ended September 30, 2008. We have established loss reserves at September 30, 2008 that are based upon our current best estimate of loss costs. The methods for making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any adjustments are reflected in current operations.
Policy Acquisition Cost. Policy acquisition costs decreased 11%, or $1.2 million, to $9.4 million for the nine months ended September 30, 2008 from $10.6 million for the nine months ended September 30, 2007. This decrease is primarily due to ceding commission income on the third party 40% ceded quota share agreement that was effective July 1, 2008. The decrease was also due to ceding commission income paid by Twin Bridges to Majestic which relieved the policy acquisition costs otherwise incurred by Majestic in the first quarter of 2008. The ceding commission income from Twin Bridges decreased in the second and third quarters of 2008 as the 40% quota share agreement between Majestic and Twin Bridges was reduced to a 5% quota share agreement as discussed above in Part I. Financial Information — Item 1. Financial Statements — Note 7. Insurance Activity.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 83%, or $6.4 million, for the nine months ended September 30, 2008, to $14.1 million from $7.7 million for the nine months ended September 30, 2007. This increase was primarily due to $5.7 million of allocated selling, general and administrative expenses from our corporate and other segment and $0.9 million relating to reserves established for potentially uncollectible receivables.
Interest Expense. Interest expense for the nine months ended September 30, 2008 includes $0.7 million of interest expense on funds provided by Twin Bridges as collateral for unpaid ceded liabilities under reinsurance agreements. There was no intercompany interest expense for the nine months ended September 30, 2007.
Net Income. Net income attributable to the primary insurance segment for the nine months ended September 30, 2008 was $5.7 million compared to $8.7 million for the nine months ended September 30, 2007, a decrease of 35%. The decrease in net income between the nine months ended September 30, 2008 and 2007 is principally attributable to increases in loss and loss adjustment expenses and selling, general and administrative expenses, somewhat offset by an increase in net premiums earned. The underwriting expense ratio for our primary insurance segment for the nine months ended September 30, 2008 and 2007 was 33% and 28%, respectively.
Reinsurance Segment
Net Reinsurance Premiums Earned. Net reinsurance premiums earned increased 30%, or $5.8 million, for the nine months ended September 30, 2008, to $25.1 million from $19.3 million for the nine months ended September 30, 2007. This increase was primarily attributable to a $16.1 million increase in net premiums ceded to Twin Bridges under the 40% and 5% quota share agreements, which are more fully described above in “Item 1. Financial Statements — Note 7. Insurance Activity.” This increase was somewhat offset by a $10.4 million reduction in net premiums earned under the 90% ceded quota share agreement, which is more fully described in “Item 1. Financial Statements — Note 7. Insurance Activity,” that was primarily due to the closure of the New York self-insured groups formerly managed by CRM.
Net Investment Income. Net investment income decreased 17%, or $0.3 million for the nine months ended September 30, 2008, to $1.6 million from $1.9 million for the nine months ended September 30, 2007. This decrease was primarily due to a lower yield earned by Twin Bridges on funds provided as collateral to Majestic for unpaid ceded liabilities withheld by Majestic in 2008, compared to the yield earned on fixed income holdings for the nine months ended September 30, 2007.
Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses relating to our reinsurance segment were $12.0 million for the nine months ended September 30, 2008 compared to $5.1 million for the nine months ended September 30, 2007. This increase was primarily due a higher loss ratio on the primary insurance business assumed from Majestic as described above in “Net Reinsurance Premiums Earned.” The increase is somewhat offset by the reduction of prior years estimated losses of $3.8 million.
Since Twin Bridges has limited historical experience, losses on excess policies are estimated based on industry data. The estimate for loss and loss adjustment expenses on the primary business ceded from Majestic to Twin Bridges is based on the net and direct analyses of Majestic’s business as discussed above. Because of lower than industry average number of reported claims and other relevant business factors, Management considers it appropriate to establish reserves at the actuary’s best estimate of expected outcomes for assumed risks originating in California, and at a higher, moderately conservative level for risks in other states. This determination has resulted in recognizing favorable development in the nine months ended September 30, 2008. The loss and loss adjustment expense ratio for our reinsurance insurance segment for the nine months ended September 30, 2008 was 48% compared to 27% for the nine months ended September 30, 2007. The methods for making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any adjustments are reflected in current operations.

Policy Acquisition Costs. Policy acquisition costs increased 80%, or $2.9 million, to $6.5 million for the nine months ended September 30, 2008 from $3.6 million for the nine months ended September 30, 2007. This increase is primarily due to policy acquisition costs on the reinsurance activity described above in “Net Reinsurance Premiums Earned.”
Selling, General and Administrative Expenses. Selling, general and administrative expenses were unchanged at $0.7 million for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. Selling, general and administrative expenses at Twin Bridges are relatively fixed in nature and not sensitive to changes in premium volume.
Net Income. Net income attributable to the reinsurance segment for the nine months ended September 30, 2008 was $7.5 million compared to $11.8 million for the nine months ended September 30, 2007, a decrease of 37%. The decrease in net income between the nine months ended September 30, 2008 and 2007 is principally attributable to increased loss and loss adjustment expenses and policy acquisition costs related to the increased net premiums ceded to Twin Bridges on Majestic’s primary insurance business as described above. The underwriting expense ratio for our primary insurance segment was 29% and 23% for the nine months ended September 30, 2008 and 2007, respectively.
Fee-Based Management Services Segment
Revenues from Fee-Based Management Services. Revenues from fee-based management services decreased 18%, or $1.4 million, for the nine months ended September 30, 2008, to $6.3 million from $7.7 million for the nine months ended September 30, 2007. Of this decrease, 69% and 13% was attributable to lower revenues from our self-insured groups covering the contracting and healthcare industries, respectively. The decrease in revenues was principally attributable to lower premiums under management for the California self-insured groups which have decreased as a result of the lower rates being charged to the members by the self-insured groups, as described above “Drivers of Profitability — Industry Trends — California Premiums Rates.”
Fees Paid to General Agents and Brokers. Fees paid to general agents and brokers increased by $1.7 million to $3.5 million for the nine months ended September 30, 2008, from $1.8 million for the nine months ended September 30, 2007. This increase was primarily due the $1.6 million increase in fees paid to general agents and brokers related to the Cornerstone settlement as above in “Item 1. Financial Statements — Note 13. Contingencies.”
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $3.5 million, or 57%, to $2.7 million for the nine months ended September 30, 2008, from $6.2 million for the nine months ended September 30, 2007. This decrease was primarily due to a reduction in expenses allocated for general corporate overhead.
Net Income (Loss). Net income attributable to the fee-based management services segment for the nine months ended September 30, 2008 was $0.1 million compared to a net loss of $0.3 million for the nine months ended September 30, 2007. The change to net income from net loss between the nine months ended September 30, 2008 and 2007 is principally attributable to the decrease in selling general and administrative expenses somewhat offset by decreased management fees as described above.
Corporate and Other Segment
Net Investment Income. Net investment income decreased by 30% or $0.1 million, for the nine months ended September 30, 2008 versus the nine months ended September 30, 2007. This decrease was primarily due to interest income earned on lower cash balances for the nine months ended September 30, 2008 compared to the same period in 2007.
Interest Expense. Our long-term debt and the interest rate on our long-term debt remained relatively unchanged from the same period last year. Accordingly, interest expense was relatively unchanged for the nine months ended September 30, 2008 as compared to the same period last year.

Selling, General and Administrative Expenses. As a result of a reorganization of resources brought about by the cessation of active operations of our New York trusts, certain selling, general and administrative expenses that were previously reported in CRM and Eimar were reclassified into our corporate and other segment.
For the nine months ended September 30, 2008, these expenses are being allocated amongst the Company’s U.S. domiciled entities based on headcount, square footage or a percentage of revenue. Expenses that were previously allocated to CRM and Eimar were reclassified to the corporate and other segment for the nine months ended September 30, 2008. For the nine months ended September 30, 2007, allocated selling, general and administrative expenses were also reclassified from CRM to the corporate and other segment. As a result, selling, general and administrative expenses decreased 33% or $2.3 million for the nine months ended September 30, 2008, as compared to the same period last year.
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
Consolidated Cash Flows. Net cash provided by operating activities decreased $2.6 million for the nine months ended September 30, 2008 to $50.8 million from $53.4 million for the comparable 2007 period. The decrease in operating cash flows was primarily due to decreases in reinsurance recoverables in our primary insurance segment, decreases in premiums receivable in our primary insurance segment, and decreases in cash held as collateral in our reinsurance segment. These were somewhat offset by increases in loss reserves and reinsurance payable in our primary insurance segment.
Net cash flows used in investing activities of $47.7 million for the nine months ended September 30, 2008 increased by $28.9 million from $18.8 million of net cash provided by investing activities for the comparable 2007 period. This decrease was primarily due to increases in purchases of available-for-sale investments, somewhat offset by net increases in proceeds from sales and maturities of our available-for-sale investments.
Net cash flows provided by financing activities increased $0.09 million for the nine months ended September 30, 2008 to $0.1 million from $0.02 million for the comparable 2007 period. This increase is primarily due to the issuance of common shares under the employee stock purchase plan.
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
A.M. Best’s rating actions reflect Majestic’s improved risk-adjusted capitalization following the implementation of our capital re-allocation plan, as well as the execution of a 40% quota share reinsurance arrangement with a third party reinsurer. Furthermore, the issues that were faced by CRM with the New York Workers’ Compensation Board were settled with no admission of wrong doing, fines or penalties, although CRM agreed to surrender its third party administrator license. Despite this settlement, A.M Best remains concerned regarding our financial flexibility largely due to the significant decline in our stock market value, as well as the limited capital available through our insurance and non-insurance subsidiaries. The rating actions on Twin Bridges recognize the deterioration in its risk-adjusted capitalization primarily due to share dividends made in the second quarter of 2008 to us as part of our overall plan to re-allocate capital to Majestic.

Our competitive position is partly determined by these financial strength ratings and therefore we could be adversely affected by a reduction in these ratings. These ratings reflect AM. Best’s opinion of our financial strength, operating performance and ability to meet obligations. If an independent rating agency downgrades or withdraws either of our ratings, we could be severely limited or prevented from writing any new insurance or reinsurance contracts, which would significantly and negatively affect our business. Insurer financial strength ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors.
On August 27, 2008, Majestic entered into a License and Service Agreement with Fiserv Insurance Solutions, Inc. This License and Services Agreement is an integral part of our plans to replace components of our data processing systems, providing us with enhanced technology to remain competitive. We expect the implementation of this technology will increase the effectiveness and efficiency of our operations and facilitate future growth.
Under the License and Service Agreement, we are licensing integrated core technology and ancillary systems from Fiserv. The core technology being licensed includes an integrated policy administration software system that provides processing for workers compensation insurance, including billing, underwriting, and policy administration functionality. Fiserv is obligated to provide professional services for installation of the technology and training, and maintenance support services. The License and Service Agreement provides for an initial five year license and maintenance period and automatic renewal of the maintenance period after the initial five year term unless either party notifies the other of its intent not to renew. We are subject to termination fees for early termination of the initial term. We estimate total payments under the License and Service Agreement will be approximately $5.6 million, most of which will be capitalized, and expect to finance most of this cost through an operating lease arrangement.
Investment Portfolio
We invest the funds made available by our insurance and reinsurance subsidiaries’ capital and the net cash flows from operations, with the objective to provide income and realized gains on investments. As of September 30, 2008, our investment portfolio, including cash and cash equivalents, totaled $348 million, an increase of 16% from December 31, 2007. The following table shows the fair market values of various categories of our investment portfolio, the percentage of the total market value of our invested assets represented by each category and the tax equivalent yield to maturity based on the fair market value of each category of invested assets as of the dates indicated:

	As of September 30, 2008			As of December 31, 2007
		Percent			Percent
	Fair	of		Fair	of
Description of Securities	Value	Total	Yield	Value	Total	Yield
	(Dollars in thousands)
U.S. Treasury and government sponsored agency securities	$89,675	29%	3.4%	$80,487	31%	4.5%
Obligations of states and political subdivisions	105,986	34%	5.3%	107,250	40%	5.0%
Corporate and other obligations	114,271	37%	5.0%	55,232	21%	4.7%

Total fixed-maturity securities	309,932	100%	4.7%	242,969	92%	4.8%

Equity securities	—	—	—	22,374	8%	—

Total investments, available for sale	$309,932	100%	4.7%	$265,343	100%	4.8%

Majestic sold all of its equity securities during the three months ended June 30, 2008, in order to protect its capital adequacy based upon changes in the investment environment, an expectation that fair values could deteriorate further, and a desire to reduce exposure to a specific issuer or industry.

We regularly evaluate our investment portfolio to identify other-than-temporary impairments in the fair values of the securities held in our investment portfolio. On September 15, 2008, Lehman Brothers Holdings, Inc. (“Lehman”) filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. For the three months ended September 30, 2008, based on the bankruptcy filing of Lehman, we recorded an impairment charge of $0.9 million on a $1 million par value of senior unsecured debt securities of Lehman that we own.
We adopted FAS 157, effective January 1, 2008. FAS 157 creates a common definition of fair value, establishes a hierarchy for determining fair value that emphasizes the use of observable market data whenever available and requires expanded disclosures, as described in more detail in Part I Financial Information — Item 1 Financial Statements — Note 4 Fair Value Measurements.
We outsource investment accounting services for our available-for-sale investment portfolio to a third party. Through this third party, we use nationally recognized pricing services to estimate fair value measurements for our investments. These pricing services include FT Interactive Data, Hub Data, J.J. Kenny, Standard & Poors, Reuters and the Bloomberg Financial Market Services. The pricing services use market quotations for securities that have quoted prices in active markets. When quoted prices are unavailable, the pricing services use significant other observable inputs that are more subjective, such as pricing models or other financial analytical methods. To validate the techniques or models used by the pricing services, we compare the fair value estimates to our perception of the current market and will challenge any prices deemed not to be representative of fair value.
Contractual Obligations
All of our outstanding financing obligations are included in the Consolidated Financial Statements and accompanying Notes contained in Item 1 of this quarterly report. The table below sets forth the amounts of our contractual obligations, including interest payable, at September 30, 2008:

	Payment Due by Period
		Less than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)
Contractual Obligations	$6,273	2,173	3,100	1,000	—
Long Term Debt Obligations	141,265	3,454	6,910	6,911	123,990
Operating Lease Obligations	35,935	4,767	8,977	5,075	17,116
Retrospective Premiums	650	650	—	—	—
Gross Loss and Loss Adjustment Reserves	227,738	56,496	74,287	37,453	59,502

Total Contractual Obligations	$411,861	$67,540	$93,274	$50,439	$200,608

Our gross loss reserves do not have contractual maturity dates and the exact timing of the payment of claims cannot be predicted with certainty. However, based upon historical payment patterns, we have included an estimate of when we expect our loss reserves (without the benefit of any reinsurance recoveries) to be paid. As more fully discussed in “Item 1 — Primary Insurance — Reserves for Losses and Loss Adjustment Expenses” and “Item 1 — Reinsurance — Reserve for Losses and Loss Adjustment Expenses” in our Annual Report on Form 10-K for the year ended December 31, 2007, the estimation of losses reserves is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses and loss adjustment expenses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different than the amounts disclosed above.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
For the quarter ended September 30, 2008, we conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
New York Attorney General Investigation
Compensation Risk Mangers, LLC (“CRM”) received a subpoena from the New York State Attorney General’s Office (the “NY Attorney General”) on March 28, 2008, requesting documents related to CRM’s administration of the Healthcare Industry Trust of New York. CRM is fully cooperating with the NY Attorney General’s request. The NY Attorney General has not initiated any proceedings against CRM. CRM believes that the subpoena relates to the prior administrative action commenced by the New York State Workers’ Compensation Board. We cannot estimate what impact, if any, this inquiry and any results from this inquiry may have on our financial position, operating results or cash flows.
New York Self-Insured Group Litigation
On September 30, 2008, we received a copy of a letter addressed to our errors and omissions insurance carrier from the New York State Workers’ Compensation Board indicating its intention to initiate legal proceedings against us on behalf of eight self-insured groups previously administered by Compensation Risk Managers, LLC (“CRM”) as it relates to CRM’s actions while acting as the administrator and broker of record for the eight self-insured groups. The New York State Workers’ Compensation Board has indicated that it is investigating CRM’s administration of the self-insured groups, and upon information and belief, it is alleging that CRM breached certain duties to the self-insured groups and engaged in certain self-dealing and deceptive practices. In response to this letter, CRM filed an action on October 3, 2008 in the New York State Supreme Court, Dutchess County against the New York State Workers’ Compensation Board and the eight self-insured groups, namely the Healthcare Industry Trust of New York, Elite Contractors Trust of New York, Wholesale and Retail Workers’ Compensation Trust of New York, Trade Industry Workers Compensation Trust for Manufacturers, Real Estate Management Trust of New York,

Public Entity Trust of New York and the New York State Association of Cemeteries Trust. Through this action, CRM is seeking a declaratory judgment that CRM did not breach any duty to the eight self-insured groups and did not engage in any self-dealing or deceptive practices and that the New York State Workers’ Compensation Board lacks the legal authority to pursue claims against CRM on behalf of the self-insured groups. CRM is not currently seeking any monetary damages from the eight self-insured groups, their respective boards of trustees or the New York State Workers’ Compensation Board. In addition, on October 8, 2008, we received notice from potential counsel to various former members of the self-insured groups indicating that the former members were contemplating a class action lawsuit against the New York State Workers’ Compensation Board for the manner in which it is collecting assessments from the former members and that more likely than not such litigation will also include allegations against CRM.
In November 2008, RBG Management Corp., Red & White Markets, Inc., Doria Enterprises Inc. and Grace’s Marketplace Inc., all of which were former members of the Wholesale Retail Workers’ Compensation Trust of New York (“WRWCTNY”), sued Compensation Risk Managers, LLC (“CRM”), WRWCTNY, certain officers of CRM, the Board of Trustees of WRWCTNY, and S.A.F.E., LLC, which is the successor third-party administrator for WRWCTNY, in the Supreme Court of the State of New York, New York County. The lawsuit seeks a declaratory judgment, in sum and substance, relieving the plaintiffs from any liabilities owed in relation to their previous membership in WRWCTNY and which arise primarily from recent assessment charges imposed on the plaintiffs. The lawsuit is also seeking damages arising from allegations that the defendants breached their fiduciary duties to the plaintiffs by failing to maintain adequate reserves and failing to properly determine an adequate level of reserves necessary to maintain the solvency of WRWCTNY. CRM has not yet been served with the complaint.
CRM intends to vigorously prosecute this declaratory judgment lawsuit and to defend any claims asserted by the New York State Workers’ Compensation Board, the groups or their former members. If any matters are decided adversely to CRM, it may result in liability material to our financial condition or results of operations. These matters are in very preliminary stages and we cannot estimate what impact, if any, this litigation may have on our financial position, operating results or cash flows.
H.C.F.A. Litigation
On April 9, 2007, H.C.F.A. Associates Corp. and 17 related companies, all of which were members or former members of HITNY, sued HITNY and CRM in the Supreme Court of the State of New York, Ulster County, alleging, among other things, that HITNY and CRM failed to fulfill their obligations in connection with providing workers’ compensation claims services. CRM answered the complaint, denying the plaintiffs’ material allegations. This litigation is in its early stages. The court established a discovery schedule on September 22, 2008. The parties have not yet exchanged any responses to discovery demands. We cannot estimate what impact, if any, this litigation and any results from this litigation may have on its financial position, operating results or cash flows.
ITEM 1A. RISK FACTORS
You should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2007, and the risks described in other filings with the SEC, together with all of the other information included in this quarterly report. These described risks and uncertainties are not the only ones facing our company. If any of the risks actually occurs, our business, financial condition or operating results could be harmed. Any of the risks described could result in a significant or material adverse effect on our financial condition or results of operations, and a corresponding decline in the market price of our common stock. You could lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in those forward-looking statements, as discussed above under the heading “Part I. — Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following risk factors are intended to update and supplement, as applicable, the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2007 and Quarterly Reports on Form 10-Q for the three months ended March 31, 2008 and June 30, 2008, to reflect material developments that occurred during the quarter ended September 30, 2008:
Risks Related to Our Fee-Based Segment
Our fee-based management services business may expose us to litigation and liability in excess of our current insurance coverage.
The management of self-insured groups exposes us to significant risks. We may have liability for errors or omissions in the services we perform. We may also be liable to our groups, members of our groups and other third parties and governmental authorities for, among other things, damages, fines, penalties and regulatory actions.

On September 30, 2008, we received a copy of a letter addressed to our errors and omissions insurance carrier from the New York State Workers’ Compensation Board indicating its intention to initiate legal proceedings against us on behalf of eight self-insured groups previously administered by CRM as it relates to CRM’s actions while acting as the administrator and broker of record for the eight self-insured groups. The New York State Workers’ Compensation Board has indicated that it is investigating CRM’s administration of the self-insured groups, and upon information and belief, it is alleging that CRM breached certain duties to the self-insured groups and engaged in certain self-dealing and deceptive practices. In response to this letter, CRM filed an action on October 3, 2008 in the New York State Supreme Court, Dutchess County against the New York State Workers’ Compensation Board and the eight self-insured groups, namely the Healthcare Industry Trust of New York, Elite Contractors Trust of New York, Wholesale and Retail Workers’ Compensation Trust of New York, Trade Industry Workers Compensation Trust for Manufacturers, Real Estate Management Trust of New York, Public Entity Trust of New York and the New York State Association of Cemeteries Trust. Through this action, CRM is seeking a declaratory judgment that CRM did not breach duties to the eight self-insured groups or engage in any self-dealing or deceptive practices and that the New York State Workers’ Compensation Board lacks the legal authority to pursue claims against CRM on behalf of the self-insured groups. CRM is not currently seeking any monetary damages from the eight self-insured groups, their respective boards of trustees or the New York State Workers’ Compensation Board.
This matter, or other matters that may arise later, if decided adversely to or settled by CRM, individually or in the aggregate, may result in liability material to the Company’s financial condition or results of operations. Adverse judgments in multiple lawsuits could require us to pay significant damage amounts in the aggregate. These liabilities may exceed our insurance coverage and financial resources. We cannot assure you that our insurance will be sufficient to cover the liabilities we may incur or that we will be able to maintain insurance at reasonable rates or at all. If our policies are terminated and do not contain retroactive coverage, we will not be insured for claims made after the termination of coverage even if these claims are based on events or acts that occurred during the term of the policy. In such an event, we could be exposed to liability which could have a material adverse effect on our business, financial condition and results of operations.
ITEM 6. EXHIBITS

Exhibit
Number	Description

†10.1	License and Service Agreement, dated August 27, 2008, between Majestic Insurance Company and Fiserv Insurance Solutions, Inc.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†
Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities and Exchange Act, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRM Holdings, Ltd.
/s/ Daniel G. Hickey, Jr.
Daniel G. Hickey, Jr.
Chief Executive Officer
Dated: November 4, 2008

EXHIBIT INDEX

Exhibit
Number	Description

†10.1	License and Service Agreement, dated August 27, 2008, between Majestic Insurance Company and Fiserv Insurance Solutions, Inc.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†
Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities and Exchange Act, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

*	Filed herewith

**	Furnished herewith