Form 10-K
period 2008-12-31
CRM Holdings, Ltd.
filed 2009-03-19
CIK 1338949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $42,304,055 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

The number of shares of the registrant’s common shares outstanding as of March 16, 2009 was 16,299,679.

INCORPORATION BY REFERENCE

Portions of the proxy statement for the registrant’s annual meeting of shareholders to be held on May 5, 2009, to be filed subsequently with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Annual Report on Form 10-K.

INFORMATION CONCERNING DEFINITIONS AND FINANCIAL INFORMATION

In this report, we use the terms “Company,” “we,” “us” or “our” to refer to CRM Holdings, Ltd. and its subsidiaries on a consolidated basis, unless otherwise indicated or unless the context otherwise requires. All references in this report to our entity names are set forth in the following table, unless otherwise indicated or unless the context otherwise requires:

Reference	Entity’s Legal Name

CRM Holdings	CRM Holdings, Ltd.
Twin Bridges	Twin Bridges (Bermuda) Ltd.
CRM USA Holdings	CRM USA Holdings Inc.
CRM	Compensation Risk Managers, LLC
CRM CA	Compensation Risk Managers of California, LLC
Eimar	Eimar, LLC
Majestic	Majestic Insurance Company
Embarcadero	Collectively: Embarcadero Insurance Holdings, Inc.; Majestic Insurance Company; Great Western Insurance Services, Inc.; and Redhorse Insurance Company, Ltd.

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

The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying our forward-looking statements:

• the cyclical nature of the insurance and reinsurance industry;

•	premium rates;

•	investment results;

•	legislative and regulatory changes;

•	the estimation of loss reserves and loss reserve development;

•	reinsurance may be unavailable on acceptable terms, and we may be unable to collect reinsurance;

•	the status or outcome of legal and/or regulatory proceedings;

•	the occurrence and effects of wars and acts of terrorism;

•	the effects of competition;

•	failure to retain key personnel;

•	economic downturns;

•	natural disasters; and

•	the reasons discussed in Item 1A — Risk Factors.

You should carefully read this annual report, the documents that we reference herein and the documents we have filed as exhibits, together with all other documents we have filed with the SEC, with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect and that these differences may be material. We qualify all of our forward looking statements by these cautionary statements. We undertake no obligation to update any of the forward looking statements after the date of this report to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.

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

CRM Holdings is a holding company formed in September 2005 under the laws of Bermuda. We provide primary workers’ compensation insurance products through Majestic, which was incorporated in California in 1980. We provide reinsurance products through Twin Bridges, which was formed as a Class 3 exempted insurance company under the laws of Bermuda in 2003. We provide fee-based management services through CRM CA, which began operations in California in 2003. CRM USA Holdings is the holding company for our U.S. operations and was incorporated in Delaware in December 2005. Embarcadero is the holding company for Majestic and was formed in 1986 under the laws of California.

We completed our initial public offering in December 2005. In the offering, we sold 6,000,000 shares of common shares and raised $68.7 million, net of underwriting and offering expenses of $9.3 million. We contributed $47.0 million of the IPO proceeds to Twin Bridges to support the growth of our reinsurance business and $6.5 million to CRM to repay the entire amount outstanding under a credit facility and for general working capital. CRM Holdings’ common shares are listed on the Nasdaq Global Select Market under the symbol CRMH. In February 2007, we completed a public offering of 2,882,643 shares of common shares. All of these shares were offered by existing shareholders, and we did not receive any of the proceeds from this offering.

We report our business in four segments: (1) primary insurance; (2) reinsurance; (3) fee-based management services; and (4) corporate and other. Our primary insurance segment was added with the acquisition of Embarcadero on November 14, 2006. Effective September 8, 2008, the results of operations of our subsidiaries, CRM and Eimar, which historically were reported in the fee-based management services segment, are reported as discontinued operations for all periods presented. Revenues, income (loss) before taxes and total assets for each of our segments for each of the last three fiscal years are described in Note 22 of the notes to our consolidated financial statements filed within this annual report under Item 8.

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

State laws generally require two types of benefits for injured employees: medical benefits and indemnity payments. Medical benefits include expenses related to diagnosis and treatment of the injury and any required rehabilitation. Indemnity payments consist of temporary wage replacement, permanent disability payments and death benefits to surviving family members. To fulfill this mandated financial obligation, employers may purchase workers’ compensation insurance from a private insurance carrier, a state-sanctioned assigned risk pool or a self-insurance group (an entity that allows employers to obtain workers’ compensation coverage on a pooled basis, typically subjecting each employer to joint and several liability for the entire fund) or, if permitted by the state in which they operate, may self-insure, thereby retaining all risk.

Primary Insurance Segment

Overview

Our primary insurance segment includes the underwriting of workers’ compensation insurance products offered through Majestic, our California domiciled insurance company. We offer primary workers’ compensation insurance through independent insurance brokers and agents to various size businesses and excess and frequency coverage policies to self-insured entities. We acquired Majestic in November 2006. Before the acquisition, Majestic provided coverage under the United States Longshore and Harbor Workers’ Compensation Act (USL&H Act), although we stopped offering this type of coverage in March 2007. We believe that Majestic’s experience in underwriting complex risks allows it to target potential accounts with attractive premiums relative to exposure, good employee relations and effective risk management policies.

Majestic is currently rated “A−” (Excellent) by A.M. Best Company, Inc., or A.M. Best. This rating was upgraded from “B++” (Very Good) following our acquisition of Majestic, and the upgraded rating has provided us with the ability to bid on business that had previously been unavailable to Majestic due to minimum rating requirements by some employers and brokers.

Our long-term strategy in the primary workers’ compensation segment is to attract policyholders requiring quality services based on adequate premium rates for the exposure. During periods of intense competition or other adverse industry conditions, Majestic’s premium revenue may be reduced as employers buy elsewhere because we adhere to a long-standing operating principle that we will strive to achieve and not compromise the adequacy of our premium rates in order to achieve revenue or market share objectives. Our value proposition is that our services, including our claims handlings and loss control, over the long-run, provide employers the opportunity to reduce their experience modification factor and thereby, their long-term workers’ compensation costs.

Policyholders

Majestic seeks to underwrite better than average risks in a diversity of classifications which have been in business no less than three years. As of December 31, 2008, Majestic had more than 2,758 policyholders with an average annual workers’ compensation policy premium of $60 thousand. As of December 31, 2008, 2007 and 2006, our ten largest policyholders accounted for 7%, 22% and 18%, respectively, of our gross premiums. Our policy renewal rate on voluntary business that we quoted and renewed was 65%, 83% and 73% in 2008, 2007 and 2006, respectively.

While not limited to a specific list of classification codes, Majestic focuses on contractors, transportation, healthcare, wholesale and retail, manufacturing, auto dealers, hospitality, physicians and dentists, colleges and universities, banks and other classes on a case by case basis. The following table sets forth Majestic’s direct premiums written by the industries that Majestic focuses on and as a percentage of total direct written premiums for the last three fiscal years:

	Year Ended December 31,
	2008		2007		2006
	(Dollars in thousands)

Construction	$55,898	33%	$20,556	12%	$10,747	16%
Healthcare	26,218	15%	16,702	10%	9,473	14%
Manufacturing	16,098	9%	15,109	9%	13,293	20%
Wholesale and Retail	12,176	7%	11,948	7%	8,872	13%
Services	9,325	5%	5,668	3%	5,122	8%
Transportation	8,319	5%	2,561	2%	779	1%
Hospitality	1,231	1%	1,029	1%	1,334	2%
Others	22,575	13%	15,403	9%	16,965	25%

Total Primary	151,840	89%	88,976	54%	66,585	100%
Total Excess	19,567	11%	76,686	46%	—	0%

Total	$171,407	100%	$165,663	100%	$66,585	100%

Majestic is licensed to write workers’ compensation insurance in 16 states: Alaska, Arizona, California, Florida, Hawaii, Idaho, Illinois, Montana, Nevada, New Jersey, New Mexico, New York, Oregon, Utah, Virginia and Washington. During 2008, we wrote workers’ compensation insurance in 10 states. Majestic, before our acquisition, issued policies primarily to businesses located in California. Following our acquisition, we expanded Majestic’s coverage to include excess and frequency coverage to self-insured entities beginning in January 2007. We began offering primary workers’ compensation policies in New Jersey in April 2007, in New York in October 2007 and in Florida in December 2007. The following table sets forth Majestic’s direct premiums written by state and as a percentage of total direct written premiums for the last three fiscal years:

	Year Ended December 31,
	2008		2007		2006
	(Dollars in thousands)

California	103,896	61%	$106,153	64%	$61,269	92%
New York	41,004	24%	48,617	29%	—	0%
New Jersey	19,006	11%	6,464	4%	—	0%
Arizona	4,097	2%	1,733	1%	435	1%
Florida	2,149	1%	—	0%	—	0%
Nevada	1,259	1%	554	0%	124	0%
Washington	121	0%	1,130	1%	3,108	5%
Alaska	(93)	0%	885	1%	1,664	2%
Others	(32)	0%	127	0%	(15)	0%

Total	$171,407	100%	$165,663	100%	$66,585	100%

Production of Business

We sell our primary workers’ compensation insurance solutions through independent agents and brokers. Majestic currently maintains a marketing presence in California, New Jersey, New York, Arizona, Nevada, Oregon and Florida and policies are currently placed through approximately 325 independent agents and brokers. In evaluating Majestic’s agent and broker relationships, we give strong consideration to the business segments in which an agent or broker operates and we are careful to limit the geographic overlap of our agents and brokers. We also monitor premium and account loss activity on a monthly basis and conduct an annual review of all of our brokers on the basis of production and loss results. We compensate these independent agents and brokers by paying a commission based on the premium collected from the policyholder. Our independent agents and brokers do not have the authority to underwrite or bind coverage. Majestic’s ten largest independent agents and brokers produced approximately 14%, 38% and 49% of its premiums in-force as of December 31, 2008, 2007 and 2006, respectively.

Underwriting and Pricing

Our underwriting strategy for primary workers’ compensation insurance is to underwrite individual risks as opposed to focusing on a specific group of industries. We seek to identify businesses with, among other things, above average wage and benefit levels, below average employee turnover, low claims frequency and existing loss control and return-to-work programs.

Majestic offer four types of workers’ compensation insurance products and services:

•	Guaranteed Cost Plans. These plans are fixed-cost insurance products in which the policy’s premium charges do not vary as a result of the loss experience of the insured. Premiums are developed by: (1) applying the applicable industry rate to the policyholder’s aggregate payroll; (2) adjusting for the historical modification factor applicable to the policyholder; (3) making further adjustments based on the policyholder’s loss history; and (4) adjusting for our premium/discount factors based on considerations such as the insured’s safety record, length of time in business and other underwriting metrics.

•	Risk-Sharing Products. Majestic’s risk-sharing products generally consist of retrospective rate plans and large deductible plans. With retrospective rate plans, our premiums are adjusted based upon the actual loss experience of the policyholder during the policy period. The policyholder will receive returned premium if the actual loss experience is lower than expected or pay additional premium if the actual loss experience is higher than expected, subject to minimum and maximum premium. With respect to large deductible plans, we provide claims handling, risk control and other administrative services; however, we only pay policyholder claims in excess of a deductible. The deductible level is typically intended to cover a large majority of estimated losses.

•	Loss Mitigation Program. This program is subscribed for by a policyholder in conjunction with its workers’ compensation coverage. The program, which we refer to as the “HealthCare Organizational Plan,” is designed to provide employers with better control of workers’ compensation losses while ensuring long-term quality treatment. The plan is designed to return injured workers to work faster, close claims sooner and reduce associated litigation.

•	Excess and Frequency Coverage. Self-insured groups and entities are generally required to purchase excess and frequency workers’ compensation coverage from U.S. admitted insurers. This “excess coverage” insures the self-insured group or entities for claims that exceed a minimum level of retention. The self-insured groups or entities also purchase coverage to insure against the risk that a large number of claims will occur and result in losses that are each less than retention level but in the aggregate result in such losses that could exhaust their resources. This “frequency coverage” is triggered if the aggregate amount of losses and loss adjustment expenses during the coverage period exceeds a percentage of the premiums paid to the groups by their members. If triggered, the frequency coverage will insure up to a specified amount of losses and loss adjustment expenses of the group during the coverage period.

Risk Assessment and Loss Control Services

We place a strong emphasis on our loss control function as an integral part of the underwriting process as well as a competitive differentiator. Majestic’s loss control department delivers risk level evaluations to our underwriters with respect to the degree of an employer’s management commitment to safety and acts as a resource for our customers to support the promotion of a safe workplace. We believe that this experience benefits us by allowing us to serve our customers more efficiently and effectively. On a case by case basis, as necessary, our loss control staff evaluates each prospective customer’s safety program elements and key loss control measures, supported with explanations in an internal report to the appropriate underwriter. Our loss control staff develops detailed policyholder service plans outlining corrective actions needed to address potentially hazardous conditions or safety program deficiencies and proactively monitors policyholder actions to ensure compliance.

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

Novation Agreement

On June 28, 2007, we consummated a novation agreement with New York Marine & General Insurance Company (Novation Agreement). Under the terms of the Novation Agreement, Majestic was substituted as the insurance company for almost all of the excess policies previously issued by New York Marine & General Insurance Company (NY Marine & General) to certain of the self-insured groups we managed. NY Marine & General transferred and assigned to Majestic all of its respective rights, duties and obligations under the excess workers’ compensation policies issued to certain of our self-insured groups during the policy years 2003 through 2006. In connection with this, NY Marine & General also transferred and assigned its rights, duties and obligations to Majestic under two quota share reinsurance agreements between NY Marine & General and Twin Bridges, which are discussed below under the heading “Primary Insurance Segment — Reinsurance — Quota Share Reinsurance”

Reserves for Losses and Loss Adjustment Expenses

We record reserves for unpaid losses and loss adjustment expenses, referred to as loss reserves, related to insurance policies written by Majestic. These loss reserves are balance sheet liabilities representing estimates of future amounts we expect to pay for claims occurring on or before the balance sheet date. This estimate includes not only claims already reported to us as of the balance sheet date, but claims for injury that have occurred but have not been reported to us. We take into consideration the facts and circumstances for each claim file as then known by our claims department, as well as actuarial estimates of aggregate unpaid losses and loss expense.

The three main components of our loss reserves are case reserves, reserves for losses “incurred-but-not-reported,” and loss adjustment expenses.

When a claim is reported, Majestic establishes, individually, a “case reserve” for the estimated amount of its ultimate settlement and its estimated loss adjustment expenses. Amounts are established based upon knowledge of the severity of the injury and may subsequently be supplemented or reduced as Majestic’s claims department receives new information. At any point in time, the amount paid on a claim, plus the reserve for future amounts to be paid represents the estimated total cost of the claim, or the case incurred amount. The estimated amount of loss for a reported claim is based upon various factors, including:

•	type of loss;

•	severity of the injury;

•	age and occupation of the injured employee;

•	estimated length of temporary disability;

•	anticipated permanent disability;

•	expected medical procedures, costs and duration;

•	our knowledge of the circumstances surrounding the claim;

•	insurance policy provisions, including coverage, related to the claim;

•	jurisdiction of the occurrence; and

•	other benefits defined by applicable statute.

The case incurred amount can vary due to uncertainties with respect to medical treatment and outcome, length and degree of disability, employment availability and wage levels and judicial determinations. As changes occur, the case incurred amount is adjusted. The initial estimate of the case incurred amount can vary significantly from the amount ultimately paid, especially in circumstances involving severe injuries with comprehensive medical treatment. Changes in case incurred amounts, or case development, are an important component of our historical claim data.

In addition to Majestic’s case reserves, at the end of any financial reporting period, there are a number of claims that have not yet been reported but will arise out of accidents that have already occurred. These are referred to in the insurance industry as “incurred-but-not-reported,” or IBNR. IBNR is the estimated ultimate losses for each accident year less amounts that have been paid and case reserves. IBNR reserves, unlike case reserves, do not apply to a specific claim, but rather apply to the entire body of claims arising from a specific time period. IBNR primarily provides for costs due to:

•	future claim payments in excess of case reserves on recorded open claims;

•	additional claim payments on closed claims; and

•	the cost of claims not yet reported to us.

Most of Majestic’s IBNR reserves relate to estimated future claim payments over and above the case reserves on recorded open claims. For workers’ compensation, most claims are reported to the employer and to the insurance company relatively quickly, and relatively small amounts are paid on claims that already have been closed. Consequently, late reporting and reopening of claims are a less significant part of IBNR for Majestic.

We rely upon actuarial estimates to establish Majestic’s IBNR reserves for loss amounts, including expected development of reported claims. These IBNR reserves include estimated loss adjustment expenses. We calculate Majestic’s IBNR reserves by using generally accepted actuarial techniques, relying on the most recent information available, including pricing information, industry information and our historical development patterns. These reserves for losses and loss adjustment expenses are revised as additional information becomes available and as claims are reported and paid.

The third component of Majestic’s loss reserves are reserves for loss adjustment expenses. Majestic’s reserves for loss adjustment expenses is our estimate of the diagnostic, legal, administrative and other similar expenses that we will spend in the future managing claims that have occurred on or before the balance sheet date.

A portion of our loss reserves are ceded to unaffiliated reinsurers. We establish Majestic’s loss reserves both gross and net of reinsurance. The determination of the amount of reinsurance that will be recoverable on our loss reserves includes reinsurance recoveries from our excess of loss and quota share reinsurance policies. Our reinsurance arrangements also include intercompany quota share and excess of loss reinsurance agreements between Majestic and Twin Bridges. Under these agreements, Majestic cedes some of its premiums, losses, and loss adjustment expenses to Twin Bridges, but these intercompany reinsurance agreements do not affect our consolidated financial statements, since, on a consolidated basis, we retain 100% of the risks not ceded to unaffiliated excess of loss reinsurers.

Our best estimate of our ultimate liability for Majestic’s total unpaid losses and loss adjustment expenses as of December 31, 2008, net of reinsurance receivables, was $214.4 million. As of December 31, 2008, Majestic had 4,020 open claims. Majestic’s reserve for losses and loss adjustment expenses (gross and net), as well as our case and IBNR reserves, as of December 31, 2008, 2007 and 2006, respectively, are shown below. The 2008 and 2007 figures are shown net of elimination of intercompany loss reserves and reinsurance recoverables of $31.0 million and $18.2 million, respectively.

	As of and for the Year
	Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Case reserves	$104,025	$86,813	$77,639
IBNR	85,330	66,720	49,739
Loss adjustment expenses	29,429	21,840	20,658
Fair value adjustment of loss reserves	(4,394)	(4,964)	(6,156)

Gross unpaid losses and loss adjustment expenses	214,390	170,409	141,880
Reinsurance recoverables on unpaid losses and loss adjustment expenses, gross	(61,954)	(42,727)	(35,774)
Fair value adjustment of reinsurance recoverables	6,453	7,240	6,861

Net unpaid losses and loss adjustment expenses	$158,889	$134,922	$112,967

We produce a point estimate for Majestic’s loss reserves using the results of various methods of actuarial estimation. We use Majestic’s historical claims data broken out by accident year and paid and incurred claim amounts broken out by medical, indemnity, expense, subrogation, and individual large loss information. We then select and apply a variety of generally accepted actuarial methods to the data which produce estimates of ultimate losses by accident year. The methods applied vary somewhat according to the type of policy (primary or excess) and claim benefit being analyzed. We estimate Majestic’s loss reserves using the following actuarial methods:

•	Paid Loss Development Method. A method using historical, cumulative paid losses by accident year and develops those actual losses to estimated ultimate losses based upon the assumption that each accident year will develop to estimated ultimate cost in a manner that is analogous to prior years. The paid method does not rely on case reserves or claim reporting patterns in making projections. The validity of the results from using a paid loss development approach can be affected by many conditions, such as internal claim department processing changes, legal changes or variations in a company’s mix of business from one year to the next. Also, since the percentage of losses paid for immature years is often low, development factors are more volatile. A small variation in the number of claims paid can have a leveraging effect that can lead to significant changes in estimated ultimate liability for losses and loss adjustment expenses.

•	Incurred Loss Development Method. A method using historical, cumulative incurred losses by accident year and develops those actual losses to estimated ultimate losses based upon the assumption that each accident year will develop to estimated ultimate cost in a manner that is analogous to prior years. The incurred (case incurred) loss development method relies on the assumption that, at any given state of maturity, ultimate losses can be predicted by multiplying cumulative reported losses (paid losses plus case reserves) by a cumulative development factor. The validity of the results of this method depends on the stability of claim reporting and settlement rates, as well as the consistency of case reserve levels. Case reserves do not have to be adequately stated for this method to be effective; they only need to have a fairly consistent level of adequacy at all stages of maturity.

•	Bornhuetter-Ferguson Method. The Bornhuetter-Ferguson Method is a blended method that explicitly takes into account both actual loss development to date and expected future loss emergence. Two versions of this method exist: one based on paid loss and one based on incurred loss. This method uses the selected loss development patterns from the development methods to calculate the expected percentage of loss unpaid (or unreported). The expected component of the method is calculated by multiplying earned premium for the given exposure period by a selected prior loss ratio. The resulting dollars are then multiplied by the expected percentage of unpaid (or unreported) loss described above. This provides an estimate of future loss payments (or reporting) that is then added to actual paid (or incurred) loss data to produce estimated ultimate loss.

All of the methods described above use expected loss payment and reporting patterns for losses and Majestic’s actual paid and reported losses and loss adjustment expenses to estimate the reserve. The expected payment and reporting patterns are based on state specific industry patterns as well as our historical patterns. For losses incurred in California and under USL&H policies, where we have a significant amount of historical claims data, we are able to rely on the analysis of Majestic’s more than 58 thousand claims in its 22-year history. For other jurisdictions, we rely heavily on industry wide loss development factors in combination with price and exposure information. The determination to assign particular weights to ultimate losses developed through application of our loss development factors and industry-wide loss development factors is made by the actuary and is a matter of actuarial judgment. The expected payment and reporting patterns can change whenever there is new information that leads us to believe that the pattern of future loss payments will be different from what has historically been expected.

For the most current accident year, we rely heavily on an expected loss ratio method. This method is based on an analysis of historical loss ratios adjusted for current pricing levels, exposure growth, anticipated trends in claim frequency and severity, the impact of reform activity and any other factors that may have an impact on the loss ratio. This adjusted loss ratio is applied to the earned premium for the current accident year to derive the ultimate estimated claims liability for the current accident year which becomes one of the components of the overall estimated claims liability reflected on our balance sheet. Majestic’s estimate of the ultimate claims liability for the current accident year is reviewed quarterly and is adjusted throughout the current year.

We also estimate net loss reserves which account for reductions in Majestic’s claims liabilities as a result of reinsurance receivables and amounts recoverable through subrogation using the actuarial analysis similar to those described above. Majestic’s reinsurance program, in particular, significantly influences the level of net retained losses. Under Majestic’s reinsurance program, the reinsurers assume a portion of the loss and loss adjustment expenses incurred in excess of certain loss thresholds or share on a proportional basis in certain losses. Receivables from reinsurers are a function of estimated loss reserves and are therefore subject to similar uncertainties. In addition, reinsurance recoverables may ultimately prove to be uncollectible if the reinsurer is unable to perform under the contract. Reinsurance contracts do not relieve Majestic of its obligations to its policyholders.

We may adjust loss development patterns, the various method weights or the expected loss ratios used in our analyses. Management employs judgment in each reserve valuation as to how to make these adjustments to reflect current information. The actuarial methods look at historical paid losses at various points in time, claim counts and average costs of incurred losses, counts and average values of unpaid losses, as well as variations of such techniques. Estimates of ultimate claims liability for each accident year are derived using the actuarial techniques and we adjust the ultimate estimated claims liability for prior accident years during the year, only to the extent that there is enough overall evidence that a material change has occurred that would result in a material change in its prior year-end estimate of ultimate claims liability.

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

In addition, there may be a significant delay between the occurrence of the insured event and the time it is actually reported to us. The time period between the occurrence date and payment date of a loss is referred to as the “claim-tail.” Workers’ compensation is considered to be a “long-tail” line of insurance, meaning that there can be an extended elapsed period between when a claim occurs (when the worker is injured on the job) and the final payment and resolution of the claim, which adds greater uncertainty to determining our ultimate liability. The “long tail” for workers’ compensation is not usually caused by a delay in the reporting of the claim. The vast majority of our workers’ compensation claims are reported very promptly. Instead, the “long tail” for workers’ compensation is usually caused by the fact that benefits are often paid over a long period of time, and many of the benefit amounts are difficult to determine in advance of their payment.

Our obligations with respect to an injured worker may include medical care and disability-related payments for the duration of the injured worker’s disability, in accordance with state workers’ compensation statutes, all of which payments are considered as part of a single workers’ compensation claim. The duration of the injured worker’s disability, the course and cost of medical treatment, as well as the lifespan of dependents, are uncertain and are difficult to determine in advance. We endeavor to minimize this risk by closing claims promptly, to the extent feasible. In addition, there are no policy limits on our liability for workers’ compensation claims as there are for other forms of insurance. We endeavor to mitigate this risk by purchasing reinsurance that will provide us with financial protection against the impact of very large claims and catastrophes. Although we update and monitor our case reserves frequently as appropriate to reflect current information, it is very difficult to set precise case reserves for an individual claim due to the inherent uncertainty about the future duration of a specific injured worker’s disability, the course and cost of medical care for that injured worker, and the other factors described above. Therefore, in addition to establishing case reserves on a claim-by-claim basis, we, like other workers’ compensation insurance companies, establish IBNR reserves based on analyses and projections of aggregate claims data.

The adequacy of Majestic’s loss reserves can also be impacted by trends in the frequency and severity of claims, changes in the legal environment, claim inflation, the cost of claim settlements, and legislative reforms. While the actuarial methods employed factor in amounts for these circumstances, they may prove to be inadequate. For example, there may be a number of claims for which the estimate of the unpaid loss and loss adjustment expenses associated with future medical treatment proves to be inadequate because the injured worker does not respond to medical treatment as expected by the claims examiner. Another example is claim inflation, which can result from medical cost inflation or wage inflation. The actuarial methods employed include an amount for claim inflation based on historical experience. To the extent that the historical factors, and the actuarial methods used, are inadequate to recognize future inflationary trends, Majestic’s reserve for losses and loss adjustment expenses may be inadequate. The amount of any such inadequacy would depend on the mix of medical and indemnity payments and the length of time over which the claims are paid.

Based on the above factors, estimating reserves for workers’ compensation claims may be more uncertain than estimating reserves for other lines of insurance with shorter or more definite periods between occurrence of the claim and final determination of the ultimate loss and with policy limits on liability for claim amounts. Accordingly, our reserves may prove to be inadequate to cover our actual losses and loss adjustment expenses. The adequacy of our ultimate loss reserves, which are based on estimates, is inherently uncertain and represents a significant risk to our business, which we attempt to mitigate through our claims management process, by monitoring and reacting to statistics relating to the cost and duration of claims, and by consulting with outside actuarial firms. However, no assurance can be given as to whether our ultimate liability will be more or less than our loss reserve estimates.

Although many factors influence the actual cost of claims and the corresponding unpaid losses and loss adjustment expenses estimates, we do not measure and estimate values for all of the individual variables. This is because many of the factors that are known to impact the cost of claims cannot be measured directly. In most instances, we rely on historical experience or industry information to estimate values for the variables that are explicitly used in the unpaid loss and loss adjustment expenses analysis. We assume that the historical effect of these unmeasured factors, which is embedded in Majestic’s experience or industry experience, is representative of future effects of these factors. In the event that Majestic has reason to expect a change in the effect of one of these factors, we perform analyses to quantify the necessary adjustments.

Reconciliation of Loss Reserves.  The following table provides a reconciliation of Majestic’s beginning and ending reserve balances, net of reinsurance receivables, for the years ended December 31, 2008, 2007, and 2006, to the gross of reinsurance amounts reported in Majestic’s balance sheets as of December 31, 2008, 2007 and 2006:

	As of and for the Year
	Ended December 31,
	2008	2007	2006(1)
	(Dollars in thousands)

Gross balance at January 1	$170,409	$141,880	$140,583
Less reinsurance recoverable	(35,487)	(28,913)	(35,588)

Net balance at January 1	134,922	112,967	104,995

Fair value adjustment of loss reserves	570	1,192	(6,156)
Fair value adjustment of reinsurance recoverable	(787)	379	6,861

Total fair value adjustment	(217)	1,571	705

Incurred related to:
Current year	71,986	61,915	48,160
Prior years	(3,443)	(6,521)	(6,551)

Total incurred	68,543	55,394	41,609

Paid related to:
Current year	(12,817)	(11,036)	(8,773)
Prior years	(31,542)	(23,974)	(25,569)

Total paid	(44,359)	(35,010)	(34,342)

Net balance at December 31	158,889	134,922	112,967
Plus reinsurance recoverable	55,501	35,487	28,913

Gross balance — December 31	$214,390	$170,409	$141,880

(1)	We acquired Majestic on November 14, 2006. The results in the table above as of December 31, 2006 are not included in our consolidated results, except for the period from November 14, 2006 to December 31, 2006.

Our estimates of incurred losses and loss adjustment expenses attributable to insured events of prior years have decreased for past accident years because actual losses and loss adjustment expenses paid and current projections of unpaid losses and loss adjustment expenses were less than we originally anticipated. We refer to such decreases as favorable developments. The reductions in reserves were $3.6 million, $6.5 million and $6.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

As discussed above, loss reserves are established by management using actuarial indications based upon Majestic’s historical data and industry experience regarding claim emergence and claim payment patterns, claim cost trends (adjusted for future anticipated changes in claims-related and economic trends), as well as regulatory and legislative changes. The amount by which estimated losses, measured subsequently by reference to payments and additional estimates, differ from those originally reported for a period is known as “development” in the insurance industry.

The decrease in the prior year reserves was primarily the result of actual paid losses being less than expected, and revised assumptions used in projection of future losses and loss adjustment expenses payments based on more current information about the impact of certain changes, such as legislative changes, which was not available at the time the reserves were originally established. The favorable development was predominantly from accident years 2004 through 2007, for which reported indemnity claims and average cost per claim developed better than expected. As Majestic receives new information and updates in its assumptions over time regarding its ultimate liabilities, its loss reserves may prove to be inadequate to cover its actual losses or they may prove to exceed the ultimate amount of its actual losses.

In previous years, a significant portion of Majestic’s policies were risk-sharing products. As a result, the $3.6 million in favorable development in 2008 was partially offset by $1.7 million in additional return premiums ultimately owed on these risk sharing products. The $6.5 million in favorable loss development in 2007 was partially offset by $2.4 million in additional return premiums on risk sharing products. The $6.6 million in favorable loss development in 2006 was partially offset by $3.2 million in additional return premiums on risk sharing products. The market demand for risk sharing products in California has since decreased, with these policies now representing less than 5% of Majestic’s premiums in-force.

While we have had favorable loss reserve development over the past three years, the magnitude of this development illustrates the inherent uncertainty in our liability for losses and loss adjustment expenses, and we believe that favorable or unfavorable development of similar magnitude, or greater, could occur in the future. For a detailed description of the major sources of recent favorable development, see “Item 7 — Management’s Discussion Analysis of Financial Condition and Results of Operations” and Note 10 of the Notes to our Consolidated Financial Statements.

Loss Reserve Development.  The table below shows the development of Majestic’s reserve for losses and loss adjustment expenses, net of reinsurance, for years ended December 31, 1998 through 2008. The accompanying data is not accident year data, but rather a display of 1998 to 2008 year-end reserves and the subsequent changes in those reserves. The accompanying data does not include the elimination of affiliate reinsurance recoverables of $31.0 million or the GAAP fair value purchase accounting adjustments that reduced loss reserves and reinsurance recoverables by $4.4 million and $6.5 million, respectively, for the year ended December 31, 2008. The accompanying data does not include the elimination of affiliate reinsurance recoverables of $18.2 million or the GAAP fair value purchase accounting adjustments that reduced loss reserves and reinsurance recoverables by $4.9 million and $7.2 million, respectively, for the year ended December 31, 2007. There were no affiliate reinsurance recoverables for the ended December 31, 2006. The accompanying data does not include the GAAP fair value purchase accounting adjustments that reduced loss reserve and reinsurance recoverables by $6.2 million and $6.9 million, respectively, for the year ended December 31, 2006.

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

Sections C and G of the table show the aggregate change in the net and gross liability, respectively, from original balance sheet dates and the re-estimated liability through December 31, 2008. Thus, changes in ultimate development estimates are included in operations over a number of years, minimizing the significance of such changes in any one year.

Section D of the table shows the cumulative amount of net losses and loss adjustment expenses paid relating to recorded liabilities as of the end of each succeeding year. Section E of the table shows the re-estimated liability reduced by estimated reinsurance receivables and Section F of the table shows the re-estimated gross liability before the reduction of reinsurance receivables through December 31, 2008.

					Years Ended December 31,
	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
	(Dollars in thousands)

Section A. Reserve for unpaid loss and loss adjustment expenses, net of reinsurance recoveries	$46,352	$52,413	$63,745	$66,999	$76,389	$87,613	$98,319	$104,995	$112,262	$132,937	$156,832

Novation reserves assumed in 2007 on prior years						106	2,148	4,651	6,944

Re-stated reserve for unpaid loss and loss adjustment expenses, net of reinsurance recoveries after Novation	46,352	52,413	63,745	66,999	76,389	87,719	100,467	109,646	119,206	132,937	156,832

Section B. Reserve, net of reinsurance recoveries, re-estimated as of:

One year later	46,439	50,554	68,509	73,153	90,093	95,137	99,216	98,444	112,735	129,494

Two years later	41,212	51,608	70,883	83,038	95,533	102,636	101,313	102,252	103,363

Three years later	41,727	52,404	74,250	87,246	101,133	105,938	104,072	95,044

Four years later	42,022	53,668	77,158	89,875	103,584	106,631	100,047

Five years later	43,175	55,275	78,575	92,448	104,993	105,115

Six years later	44,383	56,093	80,355	94,663	104,325

Seven years later	44,522	57,266	82,905	94,221

Eight years later	45,320	59,705	82,396

Nine years later	47,784	59,292

Ten years later	47,493

Section C. Net Cumulative Redundancy (Deficiency)	(1,141)	(6,879)	(18,650)	(27,222)	(27,936)	(17,396)	420	14,602	15,843	3,443

Section D. Paid, net (cumulative) as of:

One year later	15,782	17,422	27,322	31,844	33,768	31,878	30,729	25,569	23,974	31,542

Two years later	24,018	31,331	46,570	52,008	55,410	53,239	49,322	40,204	40,760

Three years later	30,684	39,983	57,249	63,543	68,588	66,039	59,274	50,906

Four years later	34,766	44,193	63,228	70,490	76,609	72,646	66,904

Five years later	36,497	46,737	66,383	74,635	80,937	78,240

Six years later	38,017	48,192	68,602	77,536	84,453

Seven years later	38,664	49,370	70,136	79,593

Eight years later	39,466	50,550	71,470

Nine years later	40,292	51,282

Ten years later

Net Liability — December 31,	46,352	52,413	63,745	66,999	76,389	87,719	100,467	109,646	119,206	132,937	156,832

Receivable from reinsurers for unpaid losses	18,347	19,547	27,827	31,384	33,037	40,651	41,783	30,937	28,830	60,908	92,912

Gross Liability — December 31,	64,699	71,960	91,572	98,383	109,426	128,370	142,250	140,583	148,036	193,845	249,743

Novation reserves assumed in 2007 on prior years						216	3,085	8,132	15,987

Re-stated gross liability after Novation — December 31,	64,699	71,960	91,572	98,383	109,426	128,586	145,335	148,715	164,023	193,845	249,743

Section E. Re-estimated liability, net	47,493	59,292	82,396	94,221	104,325	105,115	100,047	95,044	103,363	129,494

Re-estimated receivable from reinsurers for unpaid losses	15,354	15,588	30,419	45,415	49,201	51,884	50,692	46,156	50,391	56,896

Section F. Re-estimated liability, gross	62,848	74,880	112,815	139,636	153,526	156,999	150,739	141,200	153,754	186,390

Section G. Gross Cumulative Redundancy (Deficiency)	$1,851	$(2,920)	$(21,243)	$(41,253)	$(44,100)	$(28,413)	$(5,404)	$7,515	$10,269	$7,455

Investments

We invest the funds made available by Majestic’s capital and the net cash flows from operations with the objective to provide income and realized gains on investments. We manage Majestic’s investment portfolio by considering duration, asset/liability matching, sector allocation, execution expense, credit quality and concentration and various regulatory requirements in formulating investment strategy and selecting securities.

Majestic’s investment objective is to maximize current yield while maintaining safety of capital together with sufficient liquidity for ongoing insurance operations. Since May 2008, Majestic’s investment portfolio is composed of fixed-income securities. We structure Majestic’s investment portfolio giving consideration to the expected timings of the payout of its insurance liabilities. If our payout estimates are inaccurate, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. Investment losses could significantly decrease our asset base, which will adversely affect our ability to conduct business and could have a material adverse effect on our financial condition and results of operations.

As of December 31, 2008, Majestic had total invested assets of $291 million, of which $153 million were on deposit with various regulatory agencies as required by law. A one percent increase in the current market interest rates would cause the fair value of Majestic’s investment portfolio as of December 31, 2008 to decrease by approximately $7.8 million.

The following table shows the fair market values of various categories of Majestic’s investment portfolio, the percentage of the total market value of Majestic’s invested assets represented by each category and the tax equivalent yield to maturity based on the fair market value of each category of invested assets as of the dates indicated:

	As of December 31, 2008
Description of Securities	Fair Value	Percent of Total	Yield
	(Dollars in thousands)

U.S. Treasury and government sponsored agency securities	$71,467	25%	3.5%
Obligations of states and political subdivisions	104,280	35%	5.0%
Corporate and other obligations	115,574	40%	5.0%

Total fixed-maturity securities	291,321	100%	4.6%

Equity securities	—	—	—

Total investments, available for sale	$291,321	100%	4.6%

The following table shows the ratings distribution of Majestic’s fixed-income portfolio by Standard and Poor’s rating as a percentage of total market value as of the dates indicated:

	As of
	December 31,
Rating	2008
	(Dollars in thousands) (Unaudited)

“AAA”	$168,381	58%
“AA”	69,176	24%
“A”	43,745	15%
“BBB”	10,019	3%

Total fixed-maturity securities	$291,321	100%

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

	December 31, 2008
	Amortized Cost	Fair Value
	(Dollars in thousands)

Due in one year or less	$38,917	$39,215
Due after one year through five years	149,992	153,149
Due after five years through ten years	26,774	27,509
Due after ten years	70,828	71,448

Total fixed-maturity securities	$286,511	$291,321

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

Majestic entered into a new excess of loss reinsurance treaty program effective July 1, 2008. This new program is substantially similar to the excess of loss reinsurance treaty program that was effective from August 1, 2007 to June 30, 2008. The excess of loss reinsurance program covers losses incurred between July 1, 2008 and the date on which the reinsurance agreements are terminated. This reinsurance treaty program provides $99.5 million of reinsurance protection, per occurrence, for workers’ compensation losses in excess of a $500 thousand retention limit. Majestic retains liability for any amounts of losses and loss adjustment expenses that exceed $100 million up to the applicable statutory limit. We have 18 reinsurers providing coverage, including: Axis Specialty Limited, Catlin Insurance Company, Dorinco Reinsurance Company, Endurance Specialty Insurance LTD., Hannover Re (Bermuda) Ltd., Hannover Rueckversicherung AG, Flagstone Re. Ltd., Max Re, Ltd., Munich Re America Corporation, Partner Reinsurance Company of the U.S., Tokio Millennium Re Ltd., Validus Reinsurance, Ltd., various Lloyd’s syndicates, and Twin Bridges, our Bermuda-based reinsurance subsidiary. Effective July 1, 2008, Twin Bridges has a 4% participation level in the excess of loss treaty for the loss and loss adjustment expenses in excess of $500 thousand per occurrence up to $2.0 million.

For Majestic’s excess of loss reinsurance treaty program that was effective from August 1, 2007 to June 30, 2008, Twin Bridges has a 50% participation in the excess of loss treaty for the loss and loss adjustment expenses in excess of $500 thousand per occurrence up to $750 thousand, exclusive of primary workers’ compensation business written in New York and Florida. From October 1, 2007 to June 30, 2008, Twin Bridges had a 100% participation in Majestic’s excess of loss treaty for loss and loss adjustment expenses in excess of $500 thousand per occurrence up to $2.0 million for primary workers’ compensation business written exclusively in New York and Florida.

Prior to August 1, 2007, Majestic participated in an excess of loss reinsurance treaty, under which the reinsurers reimburse Majestic for losses and loss adjustment expenses over $600 thousand up to $50 million on a per occurrence basis. Majestic is liable for losses and loss adjustment expenses that exceed $50 million up to statutory limits. Twin Bridges did not participate in this excess of loss reinsurance treaty.

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

Majestic entered into a 40% ceded quota share agreement with Max Re, Ltd. (Max Re) effective July 1, 2008. Majestic entered into this agreement based on A.M. Best’s concern over limited capital being available to support its anticipated growth as more fully discussed below under the heading “Ratings.” Under this 40% quota share agreement, Max Re assumes 40% of the first $500 thousand of losses and loss adjustment expenses from any single occurrence under Majestic’s primary insurance policies and Majestic cedes 40% of the applicable premiums to Max Re. The agreement allows Majestic the option to decrease the percentage ceded to Max Re on the first day of each calendar quarter, although the percentage cannot be reduced below 5%. Max Re’s losses are capped at 150% of the premiums ceded by Majestic. Majestic receives a 30% ceding commission on all ceded premiums to cover Majestic’s costs associated with the policies, including dividends, commissions, taxes, assessments and all other expenses other than allocated loss adjustment expenses. This 40% quota share agreement is effective for losses incurred and premiums earned by Majestic on or after July 1, 2008 through June 30, 2009.

Effective January 1, 2008, Majestic entered into a 40% ceded quota share agreement with Twin Bridges, under which Twin Bridges assumed 40% of the first $500 thousand of premiums and losses and loss adjustment expenses of Majestic’s primary insurance policies in force. Twin Bridges allows Majestic (a) a ceding commission of 32% on all ceded premiums to cover Majestic’s costs associated with the policies, including dividends, commissions, taxes, assessments and other expenses and (b) 6% of ceded premiums to cover Majestic’s loss adjustment expenses. This 40% ceded quota share agreement was amended effective April 1, 2008, to decrease Twin Bridges assumption of the first $500 thousand of premiums and losses and loss adjustment expenses of Majestic’s primary insurance policies in force from 40% to 5% (5% Quota Share Agreement).

Majestic and Twin Bridges entered into a 90% quota share ceded reinsurance agreement effective January 1, 2007 (90% Quota Share Agreement) with respect to all new and renewal excess workers’ compensation insurance coverage issued to the self-insured groups managed by CRM CA. In addition, the consummation of the Novation Agreement transferred and assigned to Majestic two quota share reinsurance agreements previously in effect between NY Marine & General and Twin Bridges. These policies included a 50% ceded quota share arrangement for excess policies issued between December 2003 and November 2005 (50% Quota Share Agreement) and a 70% ceded quota share arrangement for policies issued between December 2005 through December 2006 (70% Quota Share Agreement). For the layers of coverage outside of the Twin Bridges quota share reinsurance agreements, NY Marine & General obtained consent agreements from each of its other reinsurers naming Majestic as an insured party on the reinsurance agreements.

Recoverability of Ceded Reinsurance.  Reinsurance makes the assuming reinsurer liable to the ceding company to the extent of the reinsurance. It does not, however, discharge the ceding company from its primary liability to its policyholders in the event the reinsurer is unable to meet its obligations under the reinsurance treaty. To reduce our risk of the possibility of a reinsurer becoming unable to fulfill its obligations under the reinsurance contracts, we attempt to select financially strong reinsurers with an A.M. Best rating of “A−” (Excellent) or better and continue to evaluate their financial condition and monitor various credit risks to minimize our exposure to losses from reinsurer insolvencies. We have made an exception to this policy for Twin Bridges, our Bermuda-based reinsurance company, which is currently rated “B++” (Good) by A.M. Best, given our knowledge of Twin Bridges’ operations.

The following table is a summary of Majestic’s ten largest reinsurance recoverable balances, net of prepaid reinsurance premiums, by reinsurer as of December 31, 2008:

	Net Amount
	Recoverable as of
	December 31,	AM Best Rating of
Reinsurer	2008	Reinsurer
	(Dollars In thousands)

Max Re Ltd. — Bermuda	$28,605	A	−
Hannover RK NS	12,584	A
Hannover Re — Bermuda	7,149	A
Dorinco Reinsurance Company	3,304	A	−
Lloyd’s Syndicate — Through Catlin	2,651	A
Lloyd’s Syndicate — DP Mann Ltd.	1,321	A
Lloyd’s Underwriters	1,302	A
St. Paul Fire & Marine Insurance Company	1,182	A	+
General Re	1,168	A	++
Lloyd’s Syndicate — Wellington/Catlin	1,039	A

Reinsurance Segment

Overview

Our reinsurance segment includes the reinsurance of workers’ compensation coverage written by other insurance companies and self-insured entities. We offer excess of loss and quota share reinsurance products through Twin Bridges, our Bermuda-based reinsurance company. Twin Bridges is currently rated “B++” (Good) by A.M. Best.

Twin Bridges was established in 2003 to underwrite reinsurance on a portion of the excess and frequency workers’ compensation coverage purchased by the self-insured groups managed by CRM. Before our acquisition of Majestic, Twin Bridges was solely providing quota share reinsurance to NY Marine & General, an independent U.S. admitted insurance carrier, on a portion of the risk assumed by NY Marine & General for the excess and frequency coverage policies purchased by the self-insured groups we managed. Beginning in 2007, Twin Bridges started providing Majestic with quota share reinsurance protection on a portion of the risk under the 90% Quota Share Agreement, and expanded its product offerings to include excess of loss and quota share reinsurance coverage for primary workers’ compensation insurance issued by Majestic and other self-insured entities.

Underwriting and Risk Management

We write Twin Bridges’ reinsurance products in the form of treaty reinsurance contracts, which are contractual arrangements that provide for automatic reinsuring of a type or category of risk underwritten by the insurance company. With treaty reinsurance contracts, Twin Bridges does not separately evaluate each of the individual risks assumed under the contracts and is largely dependent on the individual underwriting decisions made by Majestic as the ceding insurance company and the other self-insured entities that it underwrites. Accordingly, Twin Bridges reviews and analyzes Majestic’s and the self-insured entities’ risk management and underwriting practices in deciding whether to provide treaty reinsurance and in the pricing of the treaty reinsurance contract.

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

Reserves for Losses and Loss Adjustment Expenses

We establish loss reserves for Twin Bridges under its reinsurance contracts. Twin Bridges uses similar methodologies as Majestic to determine loss reserves, with some minor exceptions that are discussed below. See “Primary Insurance Segment — Reserves for Losses and Loss Adjustment Expenses” above for a more detailed discussion of these methodologies.

Twin Bridges’ loss reserves are based on estimates of the ultimate amounts payable under its reinsurance contracts with respect to losses occurring on or before the balance sheet date. The reserve for losses and loss adjustment expenses represents an estimate of the ultimate cost of all reported and unreported losses and loss adjustment expenses associated with reinsured reported claims and claims incurred but not reported which are unpaid at the balance sheet date. The liability is estimated using actuarial studies of individual case-basis validations, statistical analyses and industry data.

Several factors contribute to the uncertainty in establishing these estimates. Judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under current facts and circumstances. Key assumptions in the estimation process are the average cost of claims over time, which is referred to as severity trends, including the increasing level of medical, legal and rehabilitation costs, frequency risks, fluctuations in inflation, prevailing economic, social and judicial trends, legislative changes, third party claims handling procedures and costs associated with fraud or other abuses of the medical claims process. In addition, there may be a significant delay between the occurrence of the insured event and the time it is actually reported to us. Reserves for losses and loss adjustment expenses are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. However, we believe that Twin Bridges’ aggregate liability for losses and loss adjustment expenses at December 31, 2008 represents our best estimate, based upon available data, of the amounts necessary to settle the ultimate cost of expected losses and loss adjustment expenses.

Our best estimate of our ultimate liability for Twin Bridges’ total unpaid losses and loss adjustment expenses, as of December 31, 2008, was $20.3 million. This amount is expected to cover all future losses and loss adjustment expense payments for all claims that are known by Twin Bridges as of December 31, 2008, as well as claims for injuries that have occurred but that have not been reported to us. Twin Bridges’ reserve for losses and loss adjustment expenses (gross and net), as well as our case and IBNR reserves, as of December 31, 2008, 2007 and 2006 were as follows:

	As of and for the Year Ended
	December 31,
	2008	2007	2006
	(Dollars in thousands)

Case Reserves	$10,901	$2,758	$1,449
IBNR	20,325	15,680	10,293
Loss adjustment expenses	—	—	—

Total unpaid losses and loss adjustment expenses	$31,226	$18,438	$11,742

Unlike Majestic, Twin Bridges began operating in December 2003 and has a short operating history. As a result, Twin Bridges has a limited loss experience and a relatively small population of underlying risks as compared to other insurers and reinsurers. Accordingly, Twin Bridges’ loss reserve estimates are more susceptible to an increased likelihood that actual results may not conform to our estimates.

For Twin Bridges’ loss reserves associated with reinsuring the excess insurance polices issued by Majestic (and previously NY Marine & General) to the self-insured groups managed by CRM CA and the self-insured groups previously managed by CRM, Twin Bridges’ actuary annually performs a ground-up analysis of the premiums and losses of each of the self-insured groups. Under this ground up analysis, gross losses of each self-insured group are developed to ultimate losses and then netted down to reflect the excess of loss insurance policies. Actual large losses and industry excess of loss factors are used to calculate the portion of ceded losses assumed by Twin Bridges. In each case, gross losses are developed to ultimate and the portion of losses exceeding each group’s self-insured retention is calculated. To calculate Twin Bridges assumed ceded losses, the actuary applies a formula which takes into account Twin Bridges’ relevant attachment, limit and participation.

For Twin Bridges’ loss reserves associated with reinsuring Majestic’s primary insurance polices, the actuarial estimate is based on the net and direct analyses of Majestic’s primary insurance business loss reserves business as discussed above under the heading “Primary Insurance Segment — Reserves for Losses and Loss Adjustment Expenses.”

For all other risks assumed by Twin Bridges, the actuary’s evaluation is based on the Bornheutter-Ferguson method, which estimates ultimate losses based on premiums, expected loss ratios, losses incurred to date, and the assumed percentage of losses incurred as of the current valuation date.

We produce an actuarial range of results for Twin Bridges loss reserves. Based on lower than industry average number of reported claims and other relevant business factors, our management considers it appropriate to establish Twin Bridges’ loss reserves at our actuary’s best estimate of expected outcomes for most direct and assumed risks, and at a higher, moderately conservative level for risks associated with the self-insured groups in New York. The methods for making such estimates and for establishing the resulting reserves are continually reviewed and updated. Changes in loss development patterns and claims payments can significantly affect our ability to estimate Twin Bridges’ loss reserves. We seek to continually improve Twin Bridges’ loss estimation process by refining our ability to analyze loss development patterns, claims payments and other information within a legal and regulatory environment that affects development of ultimate liabilities. Future changes in estimates of claims costs may adversely affect future period operating results. Such effects cannot be reasonably estimated currently.

There are also other general uncertainties that are unique to loss reserving processes for reinsurance. The nature, extent, timing and perceived reliability of information received from ceding companies can vary widely depending on many factors, including the contractual reporting terms, which are affected by market conditions and practices. We believe that we are able to minimize Twin Bridges’ exposure to these uncertainties in its loss reserves, because Twin Bridges is able to rely on the loss data from Majestic which allows for minimal delay in claim reporting from the primary insurance provider. Further, Twin Bridges has established practices in its reinsurance contracts to identify and gather needed information from the ceding companies, including claims reviews to facilitate loss reporting.

Reconciliation of Loss Reserves.  The table below shows the reconciliation of reserves of our reinsurance segment for the years ended December 31, 2008, 2007 and 2006, reflecting changes in losses incurred and paid losses for such periods:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Balance at January 1	$18,438	$11,742	$6,280
Incurred related to:
Current period	19,153	9,448	7,349
Prior periods	(1,973)	(2,752)	(1,887)

Total incurred	17,180	6,696	5,462

Paid related to:
Current period	(4,142)	—	—
Prior periods	(250)	—	—

Total paid	(4,392)	—	—

Net increase	12,788	6,696	5,462

Balance at end of period	$31,226	$18,438	$11,742

Our claims reserving practices are intended to establish reserves that in the aggregate are adequate to pay all losses and loss adjustment expenses at their ultimate settlement value. Our reserves are not discounted.

Our estimates of incurred losses and loss adjustment expenses attributable to reinsured events of prior years have decreased for past accident years because actual losses and loss adjustment expenses paid and current projections of unpaid losses and loss adjustment expenses were less than we originally anticipated. The reductions in Twin Bridges’ loss reserves were $2.0 million, $2.8 million and $1.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Since Twin Bridges has limited historical experience, prior year losses were estimated based on industry data and resulted in reinsurance loss ratios ranging from 32% to 66%. The favorable development arose primarily from accident years 2005, 2006 and 2007 where actual results have been better than industry excess loss factors initially projected.

As with Majestic’s loss reserves, if Twin Bridges’ loss reserves develop other than as expected such that Twin Bridges’ ultimate liability proves to be greater than or less than estimated, then our future earnings and financial position could be negatively or positively impacted. Future earnings would be reduced by the amount of any deficiencies in the years that the claims are paid or the reserve for losses and loss adjustment expenses are increased. Any such reduction could be realized in one year or multiple years, depending on when the deficiency is identified. Such a deficiency would also impact our financial position to the extent that our surplus is reduced by an amount equivalent to the reduction in net income. Any deficiency is typically recognized as an unpaid loss and loss adjustment expense liability. Therefore, it typically does not have a material effect on Twin Bridges’ liquidity because the claims have not been paid. Since the claims will typically be paid out over a multi-year period, Twin Bridges has generally been able to adjust its investments to match the anticipated future claim payments. Conversely, if we experience positive development (our estimates of ultimate unpaid losses and loss adjustment expenses prove to be redundant), then our future earnings and financial position may be improved.

Loss Reserve Development.  The table below shows the development of Twin Bridges’ reserve for losses and loss adjustment expenses, net of reinsurance, for years ended December 31, 2003 through 2008. Section A of the table shows the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the years indicated. This liability represents the estimated amount of losses and loss adjustment expenses for claims arising in prior years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported. Section B of the table shows the re-estimated amount of the previously recorded liability, based on experience as of the end of each succeeding year. Section C of the table shows the amounts paid as of the end of each succeeding year. Section D of the table shows the cumulative redundancy (deficiency) as of December 31, 2008. A redundancy means the original estimates were higher than the current estimates while a deficiency means that the current estimates were higher than the original estimates.

	Years Ended December 31
	2003	2004	2005	2006	2007	2008
	(Dollars in thousands)

Section A. Reserves for Unpaid Losses	$168	$2,696	$6,280	$11,742	$18,438	$31,226
Section B. Reserves re-estimated as of:
One year later	168	2,696	4,392	8,989	16,465
Two years later	168	1,716	3,169	9,508
Three years later	81	1,278	4,037
Four years later	84	1,575
Five years later	52
Section C. Paid, (cumulative)
One year later					—
Two years later				—
Three years later			250
Four years later		—
Five years later	—
Re-estimated liability, net	52	1,575	4,037	9,508	16,465	31,226

Section D. Cumulative Redundancy (Deficiency)	$116	$1,121	$2,243	$2,234	$1,973

Investments

Similar to Majestic, we invest the funds made available by Twin Bridges’ capital and the net cash flows from operations with the objective to provide income and realized gains on investments. Twin Bridges’ investment portfolio is composed of short-term government agency securities, U.S. Treasury bills, cash and money market equivalents. Twin Bridges’ investment strategy seeks to preserve principal and maintain liquidity while trying to maximize total return through a high quality, diversified portfolio. Our investment decision-making is guided primarily by the nature and timing of Twin Bridges expected loss and loss adjustment expense payments, forecasts of our cash flows and the possibility that Twin Bridges will have unexpected cash demands, for example, to satisfy claims due to catastrophic losses.

As of December 31, 2008, Twin Bridges’ had total invested assets of $22.3 million, of which $0.8 million were classified as restricted investments. A one percent increase in the current market interest rates would cause the fair value of Twin Bridges’ investment portfolio as of December 31, 2008 to decrease by approximately $0.1 million.

The following table shows the fair market values of various categories of Twin Bridges’ investment portfolio, the percentage of the total market value of Twin Bridges’ invested assets represented by each category and the tax equivalent yield to maturity based on the fair market value of each category of invested assets as of the dates indicated:

	As of December 31, 2008
		Percent of
Description of Securities	Fair Value	Total	Yield
	(Dollars in thousands)

U.S. Treasury and government sponsored agency securities	$22,301	100%	3.3%

Total fixed-maturity securities	$22,301	100%	3.3%

The following table shows the ratings distribution of Twin Bridges’ fixed-income portfolio by Standard and Poor’s rating as a percentage of total market value as of the dates indicated:

Rating	As of December 31, 2008
	(Dollars in thousands) (Unaudited)

“AAA”	$22,301	100%

Total fixed-maturity securities	$22,301	100%

The following table shows the composition of Twin Bridges’ investment portfolio by remaining time to maturity as of the dates indicated:

	As of December 31, 2008
	Amortized
	Cost	Fair Value
	(Dollars in thousands)

Due in one year or less	$22,095	$22,301

Total fixed-maturity securities	$22,095	$22,301

Fee-Based Management Services Segment

Overview

Our fee-based management services segment includes the offering of various management services to self-insured groups in California under fee-for-service arrangements. We managed four self-insured groups in California as of December 31, 2008. Effective March 1, 2009, our self-insured group for auto dealers ceased active operations and entered run-off. We continue to manage self-insured groups for the contracting, healthcare, and bank industries. Each of the groups we manage is made up of members from within a single industry.

We provide the groups with a broad range of services, including general management, underwriting, risk assessment, general recordkeeping and regulatory compliance. We provide safety and loss control services to group members to help reduce workers’ compensation risks and expenses. Our fees are based on a percentage of premiums paid to the groups we manage by their members. Our groups pay the fees for claims management services directly to third party administrators. We also receive commission income from insurers by acting as a broker and placing the excess coverage for the groups. Prior to 2008, we received commission income by acting as a broker and placing surety bonds for which the groups are required to obtain.

We began our California operations in 2003. We originally formed and managed six workers’ compensation self-insured groups there. During 2006, our California group which provided workers’ compensation insurance to plastics manufacturers ceased operations and disbanded. The plastics group disbanded in large part as a result of its conclusion that declines in the California plastics manufacturing industry during 2006 made prospects for future growth in the self-insured group less certain. During 2008 and 2009, two of our self-insured groups under management decided to cease active business operations and enter run-off. These groups were auto dealers and wineries. The groups were unable to obtain adequate bonding coverage to meet the surety requirements of the California Department of Industrial Relations. Further, in the soft market conditions experienced in California, primary insurance carriers offering guaranteed cost products presented a competitive alternative to the risk product offered by our self-insured groups.

We began our self-insured group management business in New York by forming, managing, and operating eight workers’ compensation self-insured groups in New York. We discontinued our New York self-insured group management operations as of September 8, 2008. We believe that the self-insured group product which we offered in New York was not as attractive during periods of low premium rates and excess underwriting capacity, as we are currently experiencing, due to the risks associated with the joint and several liability of the members. In conjunction with the voluntary termination of the New York self-insured groups, we have ceased operations of Eimar, a provider of medical bill review and case management services, as historically, the majority of Eimar’s business was derived from these New York self-insured groups. For a further discussion of our discontinued operations, see “Discontinued Operations — New York Fee-Based Management Services” below.

Production of Business

All of our self-insured group management business is generated by independent agencies and brokers, who receive a commission usually equal to a percentage of the premiums the groups charge their members. These commissions are generally uniform based on the industry and group involved. We carefully screen the agents and brokers that place business with our self-insured groups. We offer brokers and agents competitive commissions for coverage placed with our groups and we provide training programs to brokers and agents in order to educate them regarding the benefits of workers’ compensation self-insured groups. Currently, three agents or brokers produce more than 10% of the business underwritten by the groups that we manage based on the aggregate annualized premiums paid or attributable to the groups we manage. As of December 31, 2008, we had relationships with over 60 independent agencies and brokers.

Underwriting

Our management services include underwriting services. The underwriting process involves an estimation of the amount of premiums that are sufficient to cover the expected losses and loss adjustment expense and fixed costs of the self-insured groups. Our underwriting services attempt to determine the appropriate level of premium for each member of a group by adjusting base premium rates based on the historical modification factor applicable to the member.

Risk Assessment and Loss Control Services

We have structured our risk assessment and loss control services to provide high level, customized service to the members of each group. Our services include on-site assessments of safety issues for members, annual service plans, compliance reviews and safety score card and training programs to assess development. Our model focuses on employee training and behavior modification in an effort to minimize losses on a prospective basis. We believe that the industry practice involves inspection-based loss control on a reactive basis.

Unlike many of our competitors in the insurance industry, our risk assessment and loss control services are performed by our employees. A majority of our loss control employees have met a minimum educational requirement of a bachelor’s degree or better, and each possesses or is working towards achieving one or more of three nationally recognized professional accreditations and has a minimum of five years of multi-line carrier loss control experience. We provide dedicated service consultants, which gives us greater control of the work product. We do not provide risk assessment and loss control services based on premium size, and we do not bill any members of a group separately for these services. Instead, we allocate our service resources based on need for improvement, not premium size. By targeting the accounts that need professional assistance the most, our loss control function improves the overall quality of the business by reducing the aggregate number of workers’ compensation claims made by the members of our managed groups. The loss control personnel also address workplace safety issues by identifying and correcting the behavior or condition that resulted in a claim. Our risk assessment and loss control services are training-intensive, personal and seek to ensure accountability for workplace safety among all levels of the member’s management structure.

Claims Management and Group Reserving

We do not perform claims services for our California groups because California law prohibits self-insured group managers from providing claims management services. The self-insured groups retain an independent third party administrator to handle claims. We review established loss reserves and review the work performed by each third party administrator on a regular basis. The groups’ loss reserves are estimated each year by an independent actuary and reviewed each year in the course of the independent audit performed for each group. In addition, the groups are subject to review by the California Department of Industrial Relations.

Brokerage Services for the Groups

We also act as the insurance broker and place any excess and frequency insurance coverage for the self-insured groups.

Corporate and Other Segment

Our corporate and other segment represents the holding company activities of CRM Holdings and its consolidated holding companies, which owns, directly or indirectly, all of the capital shares and stock of our insurance and other operating subsidiaries. The results of the corporate and other segment reflect the operating expenses incurred in the holding company activities, such as stock exchange listing and other licensing fees, directors’ fees, and a portion of our legal, auditing, general corporate overhead and other administrative fees. Interest expense incurred on outstanding debt pursuant to financing activities is also a part of the corporate and other segment loss.

Discontinued Operations — New York Fee-Based Management Services

We began our business in 1999 by forming, managing, and operating workers’ compensation self-insured groups in New York. We discontinued our self-insured group operations in New York as of September 8, 2008.

We believe that the self-insured group product which we offered in New York was not as attractive during periods of low premium rates and excess underwriting capacity, as we are currently experiencing, because of the risks associated with the joint and several liability of the members. The increased market competition and pricing pressure, combined with the underfunded status of certain of the self-insured groups were significant factors motivating our New York self-insured groups to voluntarily terminate their active operations during the second half of 2007 and first quarter of 2008. The groups’ decisions to terminate was caused by several factors that, when combined, would have made remediation from underfunded to funded status difficult. The factors included significant reductions in the workers’ compensation rates set by the New York State Workers’ Compensation Board that are attributable to the employers of the groups, increased market competition and pricing pressures, past and anticipated member attrition, regulatory restrictions on discounts offered to the members and regulatory restrictions against adding new members.

As of September 8, 2008, we ceased to manage any self-insured groups in New York. We have transferred administration of the claims for all of the self-insured groups to third party administrators appointed by the New York Workers’ Compensation Board, and in accordance with the terms of a settlement agreement entered into between us and the New York Workers’ Compensation Board, we surrendered our third-party administrator’s license in New York on September 8, 2008. We do not expect to derive any significant revenues from fee-based management services in New York going forward nor do we expect to incur any significant ongoing operating expenses, except for legal defense costs, in this component of fee-based management services. The surrender of our administrator’s license prohibits us from engaging in this business in New York. We do not expect to derive any significant primary insurance and reinsurance revenues from excess policies issued to New York self-insured groups as those policies were not renewed in 2008. In conjunction with the voluntary termination of the New York self-insured groups, we have ceased the operations of our Eimar division which provided medical bill review and case management services, as historically, the majority of Eimar’s business was derived from the New York self-insured groups under management.

We are seeking to replace lost revenue by identifying profitable opportunities through geographic and business diversification. This includes the geographic expansion of our primary insurance business into New York, by leveraging our strong broker distribution network to offer primary insurance policies for both new businesses as well as for former members of group self-insured programs.

Financial information concerning our discontinued operations is presented in Note 2 to our consolidated financial statements.

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

Majestic currently maintains a financial strength rating of “A−” (Excellent). An “A−” rating is the fourth highest of 15 rating categories used by A.M. Best. The rating has a negative outlook for Majestic. Twin Bridges currently maintains a financial strength rating of “B++” (Good). A “B++” rating is the fifth highest of 15 rating categories used by A.M. Best. The rating has a negative outlook for Twin Bridges.

In April 2008, A.M. Best placed the financial strength ratings of Majestic and Twin Bridges under review with negative implications. The under review status stemmed from, among other things, limited capital being available in our insurance subsidiaries to support their anticipated growth and the 2007 capitalization levels at Majestic falling somewhat short of the requirement by A.M. Best for the ratings based on higher premium growth, which was partially attributable to previously self-insured business being written on a first dollar basis. In response to A.M. Best’s concerns, we reallocated capital between our insurance subsidiaries during the quarter ended June 30,

2008, so that approximately $34.5 million was contributed as additional capital to Majestic. In addition to this, Majestic executed certain transactions relating to its reinsurance coverage, including securing a 40% quota share agreement with a third party reinsurer, reducing the amount of premiums ceded to Twin Bridges, and renewal of its excess of loss treaty program, which are more fully described above under the heading “Primary Insurance Segment — Reinsurance.”

Based on this, A.M. Best announced on July 18, 2008, that it had removed from under review with negative implications and affirmed the financial strength rating of “A−” (Excellent) of Majestic. Concurrently, A.M. Best removed from under review with negative implications and downgraded the financial strength rating of Twin Bridges to “B++” (Good) from “A−” (Excellent). A.M. Best assigned a negative outlook to all ratings. A.M. Best’s rating actions reflect Majestic’s improved risk-adjusted capitalization following the implementation of our capital reallocation from Twin Bridges to Majestic, as well as the execution of the 40% quota share reinsurance arrangement with Max Re. Furthermore, the third party administrator’s license issues that CRM faced with the New York Workers’ Compensation Board during 2008 were settled with no admission of wrong doing, fines or penalties, although CRM agreed to surrender its license. Despite the settlement, A.M Best remains concerned regarding our financial flexibility largely due to the significant decline in our stock market value, as well as the limited capital available through our insurance and non-insurance subsidiaries. The rating actions on Twin Bridges recognize the deterioration in its risk-adjusted capitalization primarily due to share dividends made in the second quarter of 2008 to us as part of our overall plan to reallocate capital to Majestic.

Our self-insured groups in California do not obtain ratings from Standard & Poor’s or A.M. Best. We do not believe that the small to mid-sized companies buying workers’ compensation from self-insured groups, such as the ones we manage, give any material consideration to the lack of ratings of the self-insured groups. Rather they rely on the management and boards of directors of these groups, the excess coverage obtained by the groups and the joint and several liability of the members of the groups as security for their coverage.

Employees

As of December 31, 2008, we had 215 full-time employees and 3 part-time employees. We believe that our relations with our employees are good. None of our employees is subject to a collective bargaining agreement.

Regulation

The insurance and reinsurance business is regulated in most states of the United States and in other countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Our primary insurance business is regulated in California and each state in which we issue insurance policies. Our reinsurance business is subject to regulation in Bermuda. The self-insured groups we manage in California are subject to extensive regulation under applicable California statutes and regulations.

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

State Insurance Department Examinations.  Detailed annual and quarterly financial statements prepared in accordance with statutory accounting standards and other reports are required to be filed with the departments of insurance of the states in which we are licensed to transact business. Majestic’s financial statements and financial condition are subject to periodic examination by these departments of insurance. Majestic is subject to periodic examinations by the California Department of Insurance. The California Department of Insurance generally examines each of its domiciliary insurance companies on a triennial basis. Majestic is currently undergoing an examination for calendar years 2005 through 2008. Majestic underwent an examination in 2005-2006 that covered calendar years 2002 through 2004 and the Report of Examination contained no significant criticisms.

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

Federal Insurance Laws and Regulations

Maritime Coverage.  Since Majestic is authorized to provide maritime workers’ compensation insurance, we are subject to the USL&H Act, which generally covers exposures on the navigable waters of the United States and in adjoining waterfront areas, including exposures resulting from loading and unloading vessels. We are also subject to regulations related to the USL&H Act and the Merchant Marine Act of 1920, or the Jones Act. The USL&H Act, which is administered by the U.S. Department of Labor, provides medical benefits, compensation for lost wages and rehabilitation services to longshoremen, harbor workers and other maritime workers who are injured during the course of employment or suffer from diseases caused or worsened by conditions of employment. The Department of Labor has the authority to require us to make deposits to serve as collateral for losses incurred under the USL&H Act. The Jones Act is a federal law, the maritime employer provisions of which provide injured offshore workers, or seamen, with a remedy against their employers for injuries arising from negligent acts of the employer or co-workers during the course of employment on a ship or vessel.

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

Terrorism Risk Insurance.  On November 26, 2002, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the Terrorism Risk Insurance Act of 2002 (Terrorism Risk Act) was enacted. In 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 was enacted and extended the Terrorism Risk Act through December 31, 2014. The Terrorism Risk Act is designed to ensure the availability of insurance coverage for losses resulting from certain acts of terror in the United States. As extended, the law establishes a federal assistance program through the end of 2014 to help the property and casualty insurance industry cover claims related to future terrorism-related losses and requires such companies to offer coverage for certain acts of terrorism. By law, Majestic may not exclude coverage for terrorism losses from its workers’ compensation policies. Although Majestic is protected by federally funded terrorism reinsurance to the extent provided for in the Terrorism Risk Act, there are limitations and restrictions on this protection, including a substantial deductible plus loss limitation that must be met, which could have an adverse effect on our financial condition or results of operations. Potential future changes to the Terrorism Risk Act could also adversely affect us by causing our reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required.

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

California has also adopted laws substantially similar to the NAIC’s risk-based capital laws, which require insurers to maintain minimum levels of capital based on their investments and operations. These risk-based capital requirements provide a standard by which regulators can assess the adequacy of an insurance company’s capital and surplus relative to its operations. Among other requirements, an insurance company must maintain capital and surplus of at least 200% of the risk-based capital computed by the NAIC’s risk-based capital model (known as the “Authorized Control Level” of risk-based capital). At December 31, 2008, the capital and surplus of Majestic is 660% of the Authorized Control Level of risk-based capital.

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

California Regulation of Self-Insurance Groups

The self-insured groups we manage are subject to state law and regulation by the California Department of Industrial Relations. We assist the groups we manage in complying with these laws and regulations as part of our fee-based management services. In addition, we are subject to certain laws and regulations arising from our activities in forming and marketing these self-insured groups.

Our self-insured groups must generally meet certain minimum requirements. The members of a group must have and maintain a minimum aggregate net worth. Each group must be composed of employers in the same industry as defined by the California workers’ compensation statutes and regulations. A comprehensive application must be submitted to California Department of Industrial Relations before a new group may be formed which must include, among other things, a current payroll report for each member of the group and a description of the safety program, if any, proposed for the employer group, and a feasibility study prepared by an independent risk management individual or firm is required. In addition, in connection with the formation of a new self-insured group, each new group will be required to deposit with the California Department of Industrial Relations securities, surety bonds and/or irrevocable letters of credit which may be liquidated in the event that the group is unable to pay its liabilities.

After a group is formed, it is subject to a number of regulations with respect to its operations. Pursuant to these regulations, each group: (1) must receive approval from the California Department of Industrial Relations prior to admitting a new member; (2) is required to purchase excess workers’ compensation coverage to cover losses above levels established by the California Department of Industrial Relations; (3) must follow mandatory guidelines with respect to the investment of the funds collected by the group and must follow additional guidelines with respect to the use of the funds; (4) is subject to periodic audit and review of the group’s financial statements and contribution rates by the California Department of Industrial Relations; and (5) must maintain assets in an amount which exceeds its liabilities. Each group is also subject to periodic reporting and disclosure requirements and must file with the California Department of Industrial Relations audited financial statements, actuarial reports and payroll reports. If a self-insured group is unable to maintain assets in an amount which exceeds its liabilities, the group must submit a plan to the California Department of Industrial Relations describing how it expects to fund the deficit. In addition, the group may be limited in the amount of new members that it may add, may be required to assess its members in order to remedy such deficiency, deposit additional security with the California Department of Industrial Relations or, in certain circumstances, be dissolved. Currently, the two largest self-insured groups managed by CRM CA have been unable to maintain assets which exceed their liabilities. The self-insured groups are in the process of formulating a plan to on how to fund the members’ deficit which will be filed with the California Department of Industrial Relations.

Under California law, we are not permitted to manage the claims of self-insured groups we manage. Consequently, our groups contract with an independent third party administrators to handle claims. In addition, beginning in March 2009, we are not permitted to have an affiliation with any service providers to the groups, which includes the excess insurance company, unless we disclose the nature of the relationship to the group and obtain the group’s consent. In the past, we have disclosed to the groups our relationships with affiliated entities, but will now be required to obtain their consent. Further, beginning in March 2009, the groups are now prohibited from offering premium discounts to their members apart from the adjustment based on the member’s historical modification factor.

Bermuda Regulation

The Insurance Act 1978 of Bermuda and its related regulations, which we refer to collectively as the Bermuda Insurance Act, regulates the reinsurance and insurance business of Twin Bridges. The Bermuda Insurance Act provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Bermuda Insurance Act by the Bermuda Monetary Authority, which is the regulatory body responsible for the day-to-day supervision of insurers. Under the Bermuda Insurance Act, insurance business includes reinsurance business. The Bermuda Monetary Authority, in deciding whether to register a company as an insurer, has broad discretion to act as it thinks fit in the public interest. The Bermuda Monetary Authority is required by the Bermuda Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether (1) it has fulfilled the minimum criteria to become registered; (2) it has, or has available to it, adequate knowledge and expertise to operate an insurance business; and (3) the premises intended to be used in the business are adequate for the conduct of the business. The continued registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the Bermuda Monetary Authority may impose from time to time.

The Bermuda Minister of Finance appoints an Insurance Advisory Committee to advise the Bermuda Monetary Authority on various insurance matters. Sub-committees of the Insurance Advisory Committee supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures. The day-to-day supervision of insurers is the responsibility of the Bermuda Monetary Authority.

The Bermuda Insurance Act also imposes solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance companies and grants powers to the Bermuda Monetary Authority to supervise, investigate and intervene in the affairs of insurance companies.

In July 2008, the Bermuda Government passed the Insurance Amendment Act 2008 (Insurance Amendment Act). Among other things, the Insurance Amendment Act introduced new Class 3A and Class 3B insurance licenses and created a new supervisory framework for Bermuda insurers by establishing new risk-based regulatory capital adequacy and solvency margin requirements. The implementation of the new supervisory framework will occur in phases, beginning with Class 4 insurers before being extended to certain commercial Class 3, Class 3A and Class 3B insurers. The new model, which is to be extended to certain Class 3, Class 3A and Class 3B insurers, mandates that an insurer to which the new supervisory framework is to apply shall have an Enhanced Capital Requirement which will be calculated by either (1) applying a Bermuda Monetary Authority model, or (2) applying an internal capital model which the Bermuda Monetary Authority has approved. In December 2008, the Bermuda Government approved amendments to Bermuda’s existing insurance regulations, to be effective December 31, 2008, which compliment the Insurance Amendment Act.

The Bermuda Monetary Authority uses a risk-based approach for licensing and supervising insurance companies. As part of this risk-based system, an assessment of the inherit risks within each particular class of insurer is used to determine the limitations and specific requirements which may be imposed on the class of insurers. Thereafter, the Bermuda Monetary Authority keeps its analysis of relative risk within the insurance company under review on an ongoing basis, including through scrutiny of regular audited statutory financial statements, and, as appropriate, meeting with senior management during onsite visits. The initial meetings with senior management and any proposed onsite visit will primarily focus upon companies that are licensed as Class 3, Class 3A, Class 3B and Class 4 insurers. The Bermuda Monetary Authority has also adopted guidance notes (Guidance Notes) to provide guidance to insurance companies operating in Bermuda.

Classification of Insurers.  The Bermuda Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are six classifications of insurers carrying on general business, with Class 4 insurers being subject to the strictest regulation. Twin Bridges is registered as a Class 3A insurer. Twin Bridges is not licensed to carry on long-term business. We do not intend, at this time, to obtain a license for Twin Bridges to carry on long-term business. Long-term business includes life insurance and disability insurance with terms in excess of five years. General business broadly includes all types of insurance that is not long-term business.

Cancellation of Insurer’s Registration.  An insurer’s registration may be cancelled by the Supervisor of Insurance of the Bermuda Monetary Authority on certain grounds specified in the Bermuda Insurance Act, including failure of the insurer to comply with its obligations under the Bermuda Insurance Act or if, in the opinion of the Bermuda Monetary Authority, the insurer has not been carrying on business in accordance with sound insurance principles.

Principal Representative.  An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. Twin Bridges’ principal office is located at our principal executive offices in Bermuda. Quest Management Services Limited has been appointed by the Board of Directors of Twin Bridges as Twin Bridges’ principal representative and has been approved by the Bermuda Monetary Authority. An insurer cannot terminate the principal representative’s appointment without a reason acceptable to the Bermuda Monetary Authority. The principal representative cannot terminate its appointment unless it provides thirty days’ notice in writing to the Bermuda Monetary Authority. A principal representative shall notify the Bermuda Monetary Authority (a) on his reaching a view that there is a likelihood of the insurer for which he acts becoming insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred, for instance the failure by the insurer to comply substantially with a condition imposed upon the insurer by the Bermuda Monetary Authority relating to a solvency margin or liquidity or other ratio would be a reportable “event;” (b) on its coming to his knowledge, or his having reason to believe, that a Class 3A insurer exceeds the limit (less than $50 million) on writing unrelated business or that a significant loss has occurred which is likely to render the insurer unable to comply with its Enhanced Capital Requirement. Within fourteen days of such notification, the principal representative shall provide the Bermuda Monetary Authority with a report in writing setting out all the particulars of the case that are available to him.

Independent Approved Auditor.  Every registered insurer must appoint an independent auditor approved by the Bermuda Monetary Authority who will annually audit and report on the statutory financial statements, solvency certificate and declaration of statutory ratios. Twin Bridges annually files statutory financial statements and a statutory financial return with the Bermuda Monetary Authority. The approved auditor of Twin Bridges may be the same person or firm which audits Twin Bridges’ statutory financial statements and statutory financial returns and Twin Bridges’ financial statements prepared in accordance with GAAP.

Loss Reserve Specialist.  As a registered Class 3A insurer, Twin Bridges must annually submit annually an opinion of a loss reserve specialist with its statutory financial return and statutory financial statement in respect of its loss and loss adjustment expense provisions.

Statutory Financial Statements.  Twin Bridges is required to file with the Bermuda Monetary Authority statutory financial statements no later than four months after its financial year end (unless specifically extended). The Bermuda Insurance Act prescribes rules for the preparation and form of such statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with GAAP and are distinct from the financial statements prepared for presentation to the insurer’s shareholders under the Companies Act, which financial statements will be prepared in accordance with GAAP. Twin Bridges, as a general business insurer, is required to submit the annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return are retained by the Bermuda Monetary Authority and do not form part of the public records.

Annual Statutory Financial Return.  Twin Bridges is required to file with the Bermuda Monetary Authority a statutory financial return no later than four months after its financial year end (unless specifically extended upon application to the Bermuda Monetary Authority). The statutory financial return for a Class 3A insurer includes, among other matters, a report of the approved auditor on the statutory financial statements of such insurer, the solvency certificates, the declaration of statutory ratios, the statutory financial statements and the opinion of the approved loss reserve specialist in respect of the loss and loss expense provisions. The solvency certificates must be signed by the principal representative and at least two directors of the insurer who are required to certify, among other matters, whether the minimum solvency margin and minimum liquidity ratio have been met and whether the insurer complied with the conditions attached to its certificate of registration. The approved auditor is required to state whether in its opinion it was reasonable for the directors to so certify. Where an insurer’s accounts have been audited for any purpose other than compliance with the Bermuda Insurance Act, a statement to that effect must be filed with the statutory financial return.

Enhanced Capital Requirement, Minimum Solvency Margin and Restrictions on Dividends and Distributions.  The new risk-based regulatory capital adequacy and solvency margin system introduced under the Insurance Amendment Act provides a risk-based capital model as a tool to assist the Bermuda Monetary Authority both in measuring risk and in determining appropriate levels of capitalization (termed the Bermuda Solvency Capital Requirement). The Bermuda Solvency Capital Requirement uses a standard mathematical model that correlates the risk underwritten by Bermuda insurers to the capital that is dedicated to their business. The new model will be extended to certain Class 3, Class 3A and Class 3B insurers in the future, and the framework currently developed for the Class 4 insurers will likely to be applied. This framework applies a standard measurement format to the risk associated with an insurer’s assets, liabilities and premiums, including a formula to take account of the catastrophe risk exposure.

Under the new supervisory model, where the insurer believes that its own internal model for measuring risk and determining appropriate levels of capital better reflects the inherent risk of its business, it can apply to the Bermuda Monetary Authority for approval to use its internal capital model in substitution for the Bermuda Solvency Capital Requirement model. The Bermuda Monetary Authority may approve an insurer’s internal model provided certain conditions have been established and may revoke approval of an internal model in the event that the conditions are no longer met or where it feels that the revocation is appropriate. The Bermuda Monetary Authority will review the internal model regularly to confirm that the model continues to meet the conditions.

In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation and in moving towards the implementation of a risk-based capital approach, the Bermuda Monetary Authority seeks that insurers operate at or above a threshold capital level (termed the Target Capital Level), which exceeds the Bermuda Solvency Capital Requirement or approved internal model minimum amounts.

The Insurance Amendment Act also introduced prudential standards in relation to the Enhanced Capital Requirement and Capital and Solvency Return. The Enhanced Capital Requirement is determined using the Bermuda Solvency Capital Requirement (or an approved internal model), provided that at all times the Enhanced Capital Requirement must be an amount equal to, or exceeding, the minimum margin of solvency. The Capital and Solvency Return is the return setting out the insurers risk management practices and other information used by the insurer to calculate its approved internal model Enhanced Capital Requirement.

The new Class 4 capital requirements, which may be extended in a modified or unmodified form in relation to certain Class 3, Class 3A and Class 3B insurers in the future, require Class 4 insurers to hold available statutory capital and surplus equal to or exceeding Enhanced Capital Requirement and set Target Capital Level at 120% of Enhanced Capital Requirement. The Bermuda Monetary Authority also has a degree of discretion enabling it to impose Enhanced Capital Requirement on insurers in particular cases, for instance where an insurer falls below the Target Capital Level. In those cases, the new risk-based capital model should be supplemented by a requirement for the affected insurers to conduct certain stress and scenario testing in order to assess their potential vulnerability to defined extreme events. The Bermuda Monetary Authority can require a higher solvency “cushion” by increasing the 120% Target Capital Level amount where the results of scenario and stress-testing indicated potential capital vulnerability. In circumstances where an insurer has failed to comply with an Enhanced Capital Requirement given by the Bermuda Monetary Authority in respect of that insurer, the insurer is prohibited from declaring or paying any dividends until the failure is rectified. In addition, the insurer must provide the Bermuda Monetary Authority with a written report as to why the failure occurred and remedial steps to be taken, within fourteen days of the failure, and unaudited interim financial statements within forty five days of the failure. The opinion of the loss reserve specialist, a general business solvency certificate for the unaudited financials and a Capital and Solvency Return reflecting an Enhanced Capital Requirement prepared using post-failure data.

The foundation of the new risk-based solvency capital regime described above is the minimum solvency margin test set out in the Insurance Returns and Solvency Amendment Regulations 1980. In applying the new risk-based solvency capital approach to certain Class 3, Class 3A and Class 3B insurers in the future, these insurers are likely to be required to calculate their Enhanced Capital Requirement annually by reference to either the Bermuda Solvency Capital Requirement or an approved internal model. However, a Class 3A insurer such as Twin Bridges must also ensure that its Enhanced Capital Requirement is at least equal to the minimum solvency margin for a Class 3, Class 3A or Class 3B insurer in respect of its general business, which is the greater of:

•	$1,000,000;

•	20% of the first $6,000,000 of net premiums written (which are gross premiums written less any reinsurance premiums ceded during the same period) and 15% of the remainder;

•	15% of net loss and loss expense provisions and other general business insurance reserves.

As of December 31, 2008, Twin Bridges exceeded the Bermuda Monetary Authority’s capital requirements.

In addition, under the Insurance Act, Class 3B insurers are prohibited from declaring or paying any dividends of more than 25% of its total statutory capital and surplus, as shown on its previous financial year statutory balance sheet, unless at least seven days before payment of the dividends it files with the Bermuda Monetary Authority an affidavit that it will continue to meet its required solvency margins. Class 3 insurers must obtain the Bermuda Monetary Authority’s prior approval before reducing total statutory capital, as shown on its previous financial year statutory balance sheet, by 15% or more. This requirement does not apply to Class 3A and Class 3B insurers.

Furthermore, under the Bermuda Companies Act 1981, Twin Bridges may only declare or pay a dividend if Twin Bridges has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

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

If it appears to the Bermuda Monetary Authority to be desirable in the interests of the clients of a person registered under the Bermuda Insurance Act, the Bermuda Monetary Authority may also exercise these powers in relation to any company which is or has at any relevant time been (a) a parent company, subsidiary company or related company of that registered person, (b) a subsidiary company of a parent company of that registered person, (c) a parent company of a subsidiary company of that registered person or (d) a company in the case of which a shareholder controller of that registered person, either alone or with any associate or associates, holds 50% or more of the shares or is entitled to exercise, or control the exercise, of more than 50% of the voting power at a general meeting. If it appears to the Bermuda Monetary Authority that there is a risk of Twin Bridges becoming insolvent, or that Twin Bridges is in breach of the Bermuda Insurance Act or any conditions imposed upon its registration, the Bermuda Monetary Authority may, among other things, direct Twin Bridges:

•	not to enter into any new insurance contracts, or any insurance contract of a specified description;

•	to limit the aggregate of the premiums to be written by it during a specified period beginning not earlier than 28 days after the direction is given;

•	not to vary any contract of insurance in force when the direction is given, if the effect of the variation would be to increase the liabilities of the insurer;

•	not to make any investment of a specified class;

•	to realize any existing investment of a specified class before the expiration of a specified period (or such longer period as the Bermuda Monetary Authority may allow);

•	not to declare or pay any dividends or any other distributions, or to restrict the making of such payments to such extent as the Bermuda Monetary Authority thinks fit;

•	not to enter into any specified transaction with any specified person or persons of a specified class;

•	to provide such written particulars relating to the financial circumstances of the insurer as the Bermuda Monetary Authority thinks fit; and

•	to obtain the opinion of a loss reserve specialist with respect to general business, or an actuarial opinion with respect to long-term business, and to submit it to the Bermuda Monetary Authority within a specified time.

Disclosure of Information.  In addition to powers under the Bermuda Insurance Act to investigate the affairs of an insurer, the Bermuda Monetary Authority may require the insurer (or certain other persons) to produce certain information to it. Further, the Bermuda Monetary Authority has been given powers to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda but subject to restrictions. For example, the Bermuda Monetary Authority must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. The Bermuda Monetary Authority must also consider whether cooperation is in the public interest. The grounds for disclosure are limited and the Bermuda Insurance Act provides sanctions for breach of the statutory duty of confidentiality.

Bermuda Guidance Notes.  The Bermuda Monetary Authority has issued the Guidance Notes, on the application of the Insurance Act in respect of the duties, requirements and standards to be complied with by persons registered under the Bermuda Insurance Act or otherwise regulated under it and the procedures and sound principles to be observed by such persons and by auditors, principal representatives and loss reserve specialists. In March 2005, the Bermuda Monetary Authority issued the Guidance Notes through its web site at www.bma.bm, which provides guidance on, among other things, the roles of the principal representative, approved auditor, and approved actuary and corporate governance for Bermuda insurers. The Bermuda Monetary Authority has stated that the Guidance Notes should be understood as reflecting the minimum standard that the Bermuda Monetary Authority expects insurers and other relevant parties to observe at all times.

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

Controller Notification.  Each shareholder or prospective shareholder will be responsible for notifying the Bermuda Monetary Authority in writing of his becoming a controller, directly or indirectly, of 10%, 20%, 33% or 50% of CRM Holdings and ultimately Twin Bridges within 45 days of becoming such a controller. The Bermuda Monetary Authority may serve a notice of objection on any controller of Twin Bridges if it appears to the Bermuda Monetary Authority that the person is no longer fit and proper to be such a controller. Twin Bridges will be responsible for giving written notice to the Bermuda Monetary Authority of the fact that any person has become or ceases to be 10%, 20%, 33% or 50% controller of Twin Bridges. The Notice has to be given within 45 days of becoming aware of the relevant facts. Twin Bridges is also required to notify the Bermuda Monetary Authority in writing in the event of any person ceasing to be a “controller.” A “controller” is a managing director, chief executive or other person in accordance with whose directions or instructions the directors of Twin Bridges are accustomed to act, including any person who holds, or is entitled to exercise, 10% or more of the voting shares or voting power or is able to exercise a significant influence over the management of Twin Bridges.

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

Under Bermuda law, exempted companies are companies formed with the ability to conduct business outside Bermuda from a principal place of business in Bermuda. As “exempted” companies, neither we nor Twin Bridges may, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister of Finance, participate in certain business transactions, including:

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

Securities may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act of 2003, and the Exchange Control Act 1972, and related regulations of Bermuda which regulate the sale of securities in Bermuda. In addition, specific permission is required from the Bermuda Monetary Authority, pursuant to the provisions of the Exchange Control Act 1972 and related regulations, for all issuances and transfers of securities of Bermuda companies, other than in cases where the Bermuda Monetary Authority has granted a general permission. The Bermuda Monetary Authority in its policy dated June 1, 2005 provides that where any equity securities, which would include our common shares, of a Bermuda company are listed on an appointed stock exchange, general permission is given for the issue and subsequent transfer of any securities of a company from and/or to a non-resident, for as long as any equities securities of such company remain so listed. The Nasdaq Global Select Market is deemed to be an Appointed Stock Exchange under Bermuda law. Notwithstanding the above general permission, the Bermuda Monetary Authority has granted CRM Holdings permission to, subject to the common shares in CRM Holdings being listed on an appointed stock exchange, issue, grant, create, sale and transfer any of CRM Holdings’ shares (other than our common shares), stock, bonds, notes (other than promissory notes), debentures, debenture stock, units under a unit trust scheme, shares in an oil royalty, options, warrants, coupons, rights and depository receipts, or collectively the Securities, to and among persons who are either resident or non-resident of Bermuda for exchange control purposes, whether or not the Securities are listed on an appointed stock exchange. The Bermuda Monetary Authority and the Bermuda Registrar of Companies accept no responsibility for the financial soundness of any proposal or for the correctness of any of the statements made or opinions expressed in this annual report.

Under Bermuda law, there are no restrictions on the degree of foreign ownership, and neither we nor Twin Bridges is currently subject to taxes computed on profits or income or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax or to any foreign exchange controls in Bermuda.

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

Available Information

We maintain a website at www.crmholdingsltd.bm. We are not including the information on our website as a part of, nor incorporating such information by reference into this annual report. We make available all of our SEC filings, including this annual report, our quarterly reports on Form 10-Q and any current reports on Form 8-K, through our website, free of charge, as soon as is reasonable practicable after these materials have been filed with the SEC. In addition, our Code of Business Conduct and Ethics is available on our website.

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

Workers’ compensation claims are often paid over a long period of time. There are no policy limits on liability for primary workers’ compensation claims as there are for other types of insurance. Estimating reserves for insurance and reinsurance of workers’ compensation claims may be more uncertain than estimating reserves for other lines of insurance or reinsurance with shorter or more definite periods between occurrence of the claim and final determination of the ultimate loss and with policy limits for claim amounts. Accordingly, there is a greater risk that we may fail to accurately estimate the risks associated with the businesses that we insure and that our reserves may prove to be inadequate to cover our actual losses. Further, this risk is greater for reinsurance than for primary insurance of worker’s compensation claims because the period of time that generally elapses between the underwriting and pricing of our reinsurance contracts and the payment of a claim pursuant to such reinsurance contract is even longer than that for primary insurance coverage and, as a result, our loss reserves for reinsurance contracts are more difficult to estimate and are even less likely to be accurate.

Loss reserve estimates are based on estimates of the ultimate cost of individual claims and on actuarial estimation techniques. Several factors contribute to the uncertainty in establishing these estimates. Judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under current facts and circumstances. Key assumptions in the estimation of claims over time include the increasing level of medical, legal and rehabilitation costs, frequency risks, fluctuations in inflation, prevailing economic, social and judicial trends, legislative changes, third party claims handling procedures and costs associated with fraud or other abuses of the medical claim process. Another key assumption in estimating workers’ compensation reserves is severity trends, including the increasing costs of health care and the medical claims process. If there were unfavorable changes in severity trends, our reserves for losses and loss adjustment expenses might need to be increased. Due to the inherent uncertainty of estimating reserves, it has been, and will continue to be, necessary to revise estimated future liabilities as reflected in our reserves for claims and related expenses.

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

Since Twin Bridges has only been in existence since December 2003 and has had limited loss experience and a relatively small population of underlying risks, we rely heavily on industry data in establishing our loss reserves. Our actual loss experience in this line of business could be materially higher than industry loss experience and therefore we are exposed to an increased likelihood that our actual results may not conform to our estimates.

To the extent our loss reserves for Majestic or Twin Bridges are insufficient to cover actual losses and loss adjustment expenses, we will have to increase our loss reserves which would result in a charge to our earnings, and could have a material adverse effect on our business, financial condition and results of operations.

In addition, Twin Bridges, our reinsurance subsidiary, reinsures a portion of the primary business of Majestic, our primary insurance subsidiary. Consequently, we are exposed to a greater share of certain losses, since, on a consolidated basis, we remain responsible for 100% losses under the insurance policies issued by Majestic. Any underestimate of our loss reserves for this risk would have a greater impact on our results of operations and financial position. The increased overall exposure to losses from large and/or frequent loss occurrences could have a material adverse effect on our business, financial condition and results of operations.

If we do not effectively price our insurance policies, our financial results will be adversely affected.

Our primary insurance policy prices are established when coverage is initiated. Adequate rates are necessary to generate premiums sufficient to pay losses, loss adjustment expenses and underwriting expenses, and to earn a profit. Our prices for primary insurance coverage are based on estimates of expected losses generated from the policies which we underwrite. We analyze many factors when pricing a policy, including the policyholder’s prior loss history, and the loss prevention orientation of the policyholder’s management. Inaccurate information regarding a policyholder’s past claims experience puts us at risk of mispricing our policies. When initiating coverage on a policyholder, we rely on the claims information provided by the policyholder or previous carriers to properly estimate future claims expense. If the claims information is not accurately stated, we may under price our policy by using claims estimates that are too low. As a result, our actual costs for providing insurance coverage to our policyholders may be significantly higher than our premiums, which would have a material adverse effect on our business, financial condition and results of operations. Besides the risks associated with under-pricing risks, we could overprice risks, which could reduce our sales volume and competitiveness. In addition, our competitors may adopt premium rate reductions that are greater than ours. In any of these scenarios, our business, financial conditions and results of operations could be materially affected. Finally, the rating actions of state regulatory authorities have a material impact on the pricing of our policies. See “Workers’ Compensation Market Conditions” contained in “Item 7. Management’s Discussion and Analysis” for a discussion of the rating actions in California and New York.

A downgrade in the A.M. Best ratings of our insurance and reinsurance subsidiaries could reduce the amount of business we are able to write.

Third-party rating agencies assess and rate the claims-paying ability of insurers based upon criteria established by the agencies. Majestic currently has a financial strength rating of “A−” (Excellent) from A.M. Best. Twin Bridges currently has a financial strength rating of “B++” (Good) from A.M. Best. These financial strength ratings are used by policyholders, insurers, reinsurers and insurance and reinsurance intermediaries as an important means of assessing the financial strength and quality of our insurance subsidiaries. These ratings are not evaluations directed to potential purchasers of our common shares and are not recommendations to buy, sell or hold our common shares.

In July 2008, A.M. Best removed from under review with negative implications and affirmed the financial strength rating of “A−” (Excellent) of Majestic. Concurrently, A.M. Best removed from under review with negative implications and downgraded the financial strength rating to “B++” (Good) from “A−” (Excellent) of Twin Bridges. These actions were taken following A.M. Best having previously placed the financial strength ratings of Majestic and Twin Bridges under review with negative implications in April 2008. A.M. Best’s rating actions reflect Majestic’s improved risk-adjusted capitalization following the implementation of our capital reallocation plan, as well as the execution of the 40% quota share reinsurance arrangement with Max Re. Furthermore, the third party administrator’s licensing issues that were faced by CRM with the New York Workers’ Compensation Board during 2008 were settled with no admission of wrong doing, fines or penalties, although CRM agreed to surrender its license. Despite the settlement, A.M Best remains concerned regarding our financial flexibility and has assigned a negative outlook to the Majestic and Twin Bridges ratings, largely due to the significant decline in our valuation, as well as the limited capital available through our insurance and non-insurance subsidiaries. The rating actions on Twin Bridges recognize the deterioration in its risk-adjusted capitalization primarily due to share dividends made in the second quarter of 2008 to us as part of our overall plan to reallocate capital to Majestic.

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

We purchase reinsurance coverage to help manage the risk assumed under our workers’ insurance compensation policies issued by Majestic. Reinsurance coverage helps to protect us from the impact of large losses. It involves an arrangement in which an insurance company, called the ceding company, transfers insurance risk by sharing premiums with another insurance company, called the reinsurer. Conversely, the reinsurer receives or assumes reinsurance from the ceding company. Majestic currently purchases excess of loss reinsurance and participates in ceded quota share agreements.

Under quota share reinsurance, the reinsurer, or assuming company, accepts a pro rata share of the insurer’s, or ceding company’s, losses and an equal share of the applicable premiums. Majestic entered into a 40% ceded quota share agreement with Max Re effective July 1, 2008. Under this 40% quota share agreement, Max Re assumes 40% of the first $500 thousand of losses and loss adjustment expenses from any single occurrence under Majestic’s primary insurance policies and Majestic cedes 40% of the applicable premiums to Max Re. The agreement is effective for losses incurred and premiums earned by Majestic on or after July 1, 2008 through June 30, 2009.

Under excess of loss reinsurance, the reinsurer reimburses the ceding company for losses and loss expenses over a specified dollar amount up to an agreed limit per occurrence. Majestic entered into a new excess of loss reinsurance treaty program effective July 1, 2008 that applies to losses incurred between July 1, 2008 and the date on which the reinsurance agreements are terminated. This reinsurance treaty program provides $99.5 million of reinsurance protection, per occurrence, for workers’ compensation losses in excess of a $500 thousand retention. Majestic retains liability for any amounts of losses and loss adjustment expenses that exceed $100 million up to the applicable statutory limit.

The availability, amount and cost of reinsurance depend on market conditions and our experience with insured losses and may vary significantly. As a result of catastrophic events, such as the events of September 11, 2001, we may incur significantly higher reinsurance costs, more restrictive terms and conditions and decreased availability. We review and renegotiate our reinsurance protection each year. We cannot be certain, however, that our reinsurance agreements will be renewed or replaced prior to their expiration upon terms satisfactory to us. If we are unable to renew or replace our reinsurance agreements upon terms satisfactory to us, our net liability on individual risks would increase and we would have greater exposure to catastrophic losses. If this were to occur, our underwriting results would be subject to greater variability and our underwriting capacity could be reduced. These consequences could adversely affect our business, financial condition and results of operations.

Although we currently expect to renew Majestic’s reinsurance programs, any decrease in the amount of our reinsurance at the time of renewal, whether caused by the existence of more restrictive terms and conditions or decreased availability, will also increase our risk of loss and, as a result, could materially adversely affect our business, financial condition and results of operations.

We are also subject to credit risk with respect to Majestic’s reinsurers. Reinsurance protection that Majestic receives does not discharge its direct obligations under its insurance policies. Majestic remains liable to its policyholders even if we are unable to recover under Majestic’s reinsurance contracts. Losses may not be recovered from the reinsurers until claims are paid, and, in the case of long-term workers’ compensation cases, the creditworthiness of the reinsurers may change and we may not recover amounts to which we are entitled. If we experience these problems in the future, our charges to income would increase and our net income would decline. As of December 31, 2008, Majestic had $55.5 million recoverable from its unaffiliated reinsurers that we would be obligated to pay if the reinsurers failed to pay Majestic. These consequences would adversely affect our business, financial condition and results of operations.

If we are unable to realize our investment objectives, our financial condition and results of operations may be adversely affected.

Investment income is an important component of our net income. As of December 31, 2008, our investment portfolio, including cash and cash equivalents, had a carrying value of $344 million. For the year ended December 31, 2008, we had $13.9 million of net investment income from continuing operations.

Our investment portfolios funds are invested by a professional investment management firm under the direction of our management team in accordance with investment guidelines approved by the Finance and Investment Committee of the Board of Directors. Although these guidelines stress diversification and capital preservation, our investments are subject to a variety of risks, including risks related to general economic conditions, interest rate fluctuations and market volatility.

Recently, the capital markets in the United States and elsewhere have been experiencing extreme volatility and disruption. We are exposed to significant capital markets risk, including changes in interest rates, credit spreads and equity prices. Our investment portfolio is affected by these recent changes in the capital markets. For example, for the year ended December 31, 2008, we recorded an impairment charge of $0.9 million for other-than-temporary losses related to a $1.0 million par value of senior unsecured debt securities of Lehman Brothers Holdings, Inc. (Lehman) that we own. On September 15, 2008, Lehman filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York.

Benchmark interest rates, such as the Federal Fund Rate, are currently at historic lows which is likely to significantly impact our investment income. Changes in interest rates and credit quality may result in fluctuations in the income derived from, or the valuation of, our fixed income securities. Our investment portfolios include a significant amount of interest rate-sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Increases in interest rates will decrease the value of our investments in fixed-income securities. If increases in interest rates occur during periods when we sell investments to satisfy liquidity needs, we may experience investment losses. Conversely, if interest rates decline, reinvested funds will earn less than expected.

Any significant decline in our investment income as a result of falling interest rates, decreased dividend payment rates or general market conditions could have an adverse effect on our net income and, as a result, on our shareholders’ equity and our policyholders’ surplus. Further adverse changes in the capital markets could result in additional other-than-temporary impairments in the future, which may affect our financial condition, or could reduce our investment income, which would adversely affect our results of operations.

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

When writing workers’ compensation insurance policies, we are required by law to provide workers’ compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Majestic’s current excess of loss reinsurance treaty program excludes coverage for acts of terrorism. Notwithstanding the protection provided by reinsurance and the Terrorism Risk Act, the risk of severe losses to us from acts of terrorism has not been eliminated. Accordingly, events constituting acts of terrorism may not be covered by or may exceed the capacity of the Terrorism Risk Act and could adversely affect our business and financial condition.

Our reinsurance segment is heavily dependent on Majestic, our primary insurance subsidiary. We could be adversely affected if we are not able to maintain or increase this business.

Twin Bridges, our reinsurance subsidiary, derives its revenues primarily from reinsurance of risk assumed by Majestic, our primary insurance company. Twin Bridges provides excess of loss and quota share reinsurance protection to Majestic on a portion of the risk it assumes under its primary insurance policies. Twin Bridges also provides quota share protection to Majestic on a portion of the risk Majestic assumes under the excess coverage purchased by self-insured groups we manage. Our reinsurance business may be adversely affected if Majestic experiences declines in premium volume or if we determine to purchase reinsurance protection from an unaffiliated reinsurer. Unless we diversify our reinsurance business, our reinsurance segment will remain heavily dependent on Majestic. Majestic could lose or otherwise have its current licenses revoked or fail to maintain satisfactory ratings from relevant rating agencies, resulting in our loss of all or a substantial portion of our reinsurance premium revenues. Any of these adverse developments could have a material adverse effect on our business, financial condition and results of operations.

We may pursue opportunities to offer other insurance products, and any failure to manage the risks involved could have a material adverse effect on our business.

We may explore the development and offering of non-workers’ compensation property and casualty insurance products. A number of risks are inherent in this strategy, including, among others the need to obtain required licenses to issue non-workers’ compensation property and casualty products and additional regulatory approvals, along with the potential for a greater loss exposure, especially if we fail to successfully manage or underwrite the new products. If we are unable to effectively manage these or other potential risks inherent in the development, marketing and sale of additional insurance products, there would be a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Fee-Based Segment

CRM is subject to an investigation concerning its self-insured group administration practices and has agreed to surrender its New York third-party administrator’s license. The investigation and surrender of CRM’s license could adversely affect our reputation, financial strength and results of operations.

CRM is subject to an investigation concerning its self-insured group administration practices by the New York State Attorney General (NY Attorney General). In addition, CRM entered into a Settlement Agreement with the New York Workers’ Compensation Board on June 2, 2008, to settle an administrative proceeding to revoke CRM’s third-party administrator’s license. Pursuant to the settlement, CRM surrendered its third-party administrator’s license on September 8, 2008, without any admission of wrongdoing. The NY Attorney General’s investigation, and any further proceedings that may arise, and the Settlement Agreement with the New York State Workers’ Compensation Board, could adversely affect our reputation, financial strength and results of operations.

During 2007, as a result of the adverse claims development experienced by the Healthcare Industry Trust of New York (HITNY), which was our New York self-insured group associated with the healthcare industry, the

New York Workers’ Compensation Board conducted an inquiry into the actuarial work done by a third-party actuary retained by HITNY. We provided testimony and copies of the underlying data that was submitted by the actuary to the New York Workers’ Compensation Board. The New York Workers’ Compensation Board also received testimony from the third-party actuary. We also understand that the actuary provided the New York Workers’ Compensation Board with a written independent report from another qualified independent actuary who specializes in performing such reviews. This report verified that all actuarial methods used and actuarial judgments made were in accordance with sound actuarial principles and standards. As result of this inquiry, the New York Workers’ Compensation Board required that the loss reserves for each of the self-insured groups that were reviewed by the third party actuary, including HITNY, undergo an actuarial review by an independent actuarial firm engaged by the New York Workers’ Compensation Board.

Thereafter, following an exchange of correspondence in which the New York Workers’ Compensation Board expressed dissatisfaction with CRM’s response to a request for certain information relating to the audit of loss reserves for the self-insured groups administered by it, the New York Workers’ Compensation Board notified CRM on February 8, 2008 that a referral had been made for a formal investigation of whether disciplinary action should be taken by the New York Workers’ Compensation Board with regard to CRM’s third party administrator’s license. Following that initial investigation, the New York Workers’ Compensation Board issued a notice to CRM that it had determined to pursue an administrative action to revoke CRM’s license to provide third party claims administrative services to self-insured workers compensation groups in New York. On June 2, 2008, CRM and the New York State Workers’ Compensation Board entered into a Settlement Agreement to resolve this administrative action. Under the Settlement Agreement: (1) the hearing, originally scheduled for May 20, was canceled, (2) CRM agreed to voluntarily surrender its third party administrator’s license and cease representing self-insurers in the State of New York no later than September 8, 2008, and (3) as part of the wind down down of its self-insured groups that voluntarily closed, CRM was to assist the New York State Workers’ Compensation Board in the transfer of the administration of the self-insured groups to new third party administrators appointed by the New York State Workers’ Compensation Board under the New York Workers’ Compensation Law and corresponding regulations.

In addition, CRM has received a subpoena from the NY Attorney General requesting documents related to CRM’s administration of HITNY. CRM is fully cooperating with the NY Attorney General’s request. To CRM’s knowledge, the NY Attorney General has not initiated any proceedings against CRM. CRM believes that the NY Attorney General’s subpoena relates to the prior administrative action commenced by the New York State Workers’ Compensation Board.

The ultimate outcome of the NY Attorney General’s investigation cannot be ascertained. We cannot estimate what impact, if any, the NY Attorney General’s inquiry and any results from the inquiry may have on our financial condition, operating results or cash flows. The cost of complying with the investigation and the diversion of management’s attention may be significant and could have a material adverse effect on our results of operations. The NY Attorney General’s investigation or any potential future lawsuits could result in a significant judgment or imposition of liability against us that could have a material adverse effect on our financial condition, results of operation, and liquidity. Even if we do not incur significant monetary costs, there may be adverse publicity associated with the NY Attorney General’s subpoena and our settlement with the New York State Workers’ Compensation Board that could result in reputational harm to us that may adversely affect our business. We have not recorded a liability related to these matters as of December 31, 2008. No estimate of the possible loss or range of loss can be made.

Our discontinued New York fee-based management services business is subject to extensive litigation and potential liability in excess of our current insurance coverage.

On April 9, 2007, H.C.F.A. Associates Corp. and 17 related companies, all of which were members or former members of HITNY, sued HITNY and CRM in New York State Supreme Court, Ulster County, alleging, among other things, that HITNY and CRM failed to fulfill their obligations in connection with providing workers’ compensation claims services. CRM answered the complaint, denying the plaintiffs’ material allegations. This litigation is in its early stages. The court established a discovery schedule on September 22, 2008. Discovery is currently proceeding in the matter. We cannot estimate what impact, if any, this litigation and any results from this litigation may have on our financial position, operating results or cash flows.

On September 30, 2008, we received a copy of a letter addressed to our errors and omissions insurance carrier from the New York State Workers’ Compensation Board indicating its intention to initiate legal proceedings against us on behalf of eight self-insured groups previously administered by CRM as it relates to CRM’s actions while acting as the administrator and broker of record for the eight self-insured groups. The New York State Workers’ Compensation Board has indicated that it is investigating CRM’s administration of the self-insured groups and it is alleging upon information and belief that CRM breached certain duties to the self-insured groups and engaged in certain self-dealing and deceptive practices. In response to this letter, CRM filed an action on October 3, 2008 in New York State Supreme Court, Dutchess County against the New York State Workers’ Compensation Board and the eight self-insured groups, namely the Healthcare Industry Trust of New York, Elite Contractors Trust of New York, Wholesale and Retail Workers’ Compensation Trust of New York, Trade Industry Workers Compensation Trust for Manufacturers, Real Estate Management Trust of New York, Transportation Industry Workers Compensation Trust of New York, Public Entity Trust of New York and the New York State Association of Cemeteries Trust. Through this action, CRM is seeking a declaratory judgment that CRM did not breach duties to the eight self-insured groups or engage in any self-dealing or deceptive practices and that the New York State Workers’ Compensation Board lacks the legal authority to pursue claims against CRM on behalf of the self-insured groups. CRM is not currently seeking any monetary damages from the eight self-insured groups, their respective boards of trustees or the New York State Workers’ Compensation Board.

On October 8, 2008, we received notice from potential counsel to various former members of the self-insured groups indicating that the former members were contemplating a class action lawsuit against the New York State Workers’ Compensation Board for the manner in which it is collecting assessments from the former members and that more likely than not such litigation will also include allegations against CRM. To date, CRM has not been served with this lawsuit.

In November 2008, RBG Management Corp., Red & White Markets, Inc., Doria Enterprises Inc. and Grace’s Marketplace Inc., all of which were former members of the Wholesale Retail Workers’ Compensation Trust of New York (WRWCTNY), sued CRM, WRWCTNY, certain officers of CRM, the Board of Trustees of WRWCTNY, and S.A.F.E., LLC, which is the successor third-party administrator for WRWCTNY, in the New York State Supreme Court, New York County. The lawsuit seeks a declaratory judgment, in sum and substance, relieving the plaintiffs from any liabilities owed in relation to their previous membership in WRWCTNY and which arise primarily from recent assessment charges imposed on the plaintiffs by WRWCTNY or the New York State Workers’ Compensation Board. The lawsuit also seeks damages arising from allegations that the defendants breached their fiduciary duties to the plaintiffs by failing to maintain adequate reserves and failing to properly determine an adequate level of reserves necessary to maintain the solvency of WRWCTNY.

On November 24, 2008, FS Kids, LLC, Mask Foods, Inc., Valu Home Centers, Inc., KBLM Foods, Inc., KDJB Foods, Inc., Gaige & Son Grocery, Inc., TJ’s Market, Inc., BB&T Supermarkets Inc., BNR-Larson, LLC, and Gift Express of New York, Inc., all of which were former members of WRWCTNY, on their own behalf and on behalf of all others similarly situated, sued CRM in New York State Supreme Court, Erie County. The lawsuit seeks class action certification and alleges that CRM: (1) breached its contract with WRWCTNY; (2) breached its duty of good faith and fair dealing owed to WRWCTNY; (3) breached its fiduciary duties owed to WRWCTNY; (4) was negligent in administering WRWCTNY; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages arising from the plaintiffs’ joint and several liability for the deficit of WRWCTNY which, as of September 30, 2007, was estimated by the New York State Workers’ Compensation Board at $19 million and from any unpaid claims of the plaintiffs’ injured employees in an amount presently undetermined.

On or about January 9, 2009, Majestic’s underwriting department received a Subpoena Duces Tecum from the New York State Workers Compensation Board Office of the Fraud Inspector General. The caption of the Subpoena is In the Matter of Compensation Risk Managers, LLP and has been assigned Inspector General Case No. 38839. The Subpoena requests production of various documents related to the issuance of excess workers’ compensation and general liability policies by Majestic to the Elite Contractors Trust of New York. To CRM’s knowledge, the Inspector General has not initiated any proceedings against CRM.

On March 6, 2009, Armstrong Brands, Inc., Metal Cladding, Inc., TREK, Inc., Petri Baking Products, Inc., Time Cap Laboratories, Inc., Custom Coatings, Inc., GPM Associates, LLC, d/b/a Forbes Products, PJR Industries, Inc., d/b/a Southside Precast Products, Lakeshore Metals, Inc. Duro-Shed, Inc., Tooling Enterprises, Inc. Northeast Concrete Products, Inc., d/b/a Concrete Building Supply and Superior Steel Studs, Inc., all of which were former members of Trade Industry Trust Workers’ Compensation Trust for Manufacturers (the “Trade Trust”), on their own behalf and on behalf of all others similarly situated, sued Compensation Risk Managers, LLC in New York State Supreme Court, Erie County. The lawsuit seeks class action certification and alleges that CRM: (1) breached its contract with the Trade Trust; (2) breached its duty of good faith and fair dealing owed to the Trade Trust; (3) breached its fiduciary duties owed to Trade Trust; (4) was negligent in administering the Trade Trust; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages (a) arising from the plaintiffs’ joint and several liability for the deficit of the Trade Trust which, as of December 31, 2006, was estimated by the New York State Workers’ Compensation Board at $4.9 million, (b) from any unpaid claims of the plaintiffs’ injured employees in an amount presently undetermined, (c) from potentially being liable for the costs of liquidation charged or to be charged by the WCB, and (d) from fees paid by the plaintiffs and the Trade Trust to CRM pursuant the service agreement between CRM and the Trade Trust. This litigation is in its early stages, and CRM has until March 26, 2009 to respond to the plaintiffs’ complaint.

These matters, or other matters that may arise later, if decided adversely to or settled by CRM, individually or in the aggregate, may result in liability material to our financial condition or results of operations. Adverse judgments in multiple lawsuits could require us to pay significant damage amounts in the aggregate. These liabilities may exceed our insurance coverage and financial resources. We cannot assure you that our insurance will be sufficient to cover the liabilities we may incur. In addition, since we are still managing self-insured groups in California, we cannot assure you that we will be able to maintain insurance coverage or at rates that we consider reasonable. If our policies are terminated and do not contain retroactive coverage, we will not be insured for claims made after the termination of coverage even if these claims are based on events or acts that occurred during the term of the policy. In such an event, we could be exposed to liability which could have a material adverse effect on our business, financial condition and results of operations.

Our fee based management services business in California may expose us to additional litigation.

The management of self-insured groups exposes us to significant risks. We may have liability for errors or omissions in these services. We may be liable to our groups, members of our groups and other third parties and governmental authorities for, among other things, damages, fines, penalties and regulatory actions. We cannot assure you that we will be able to maintain insurance coverage or at rates that we consider reasonable. If our policies are terminated and do not contain retroactive coverage, we will not be insured for claims made after the termination of coverage even if these claims are based on events or acts that occurred during the term of the policy. In such an event, we could be exposed to liability which could have a material adverse effect on our business, financial condition and results of operations.

Due to the joint and several liability of self-insured groups, the failure of any self-insured group in the state of California could adversely affect our fee-based business.

Each member of a self-insured group has joint and several liability for the obligations of the group incurred during the period of its membership and that group may assess the members for any short-fall, even after a member leaves a group, if the loss was incurred during such member’s participation in the group. In California, each member of a self-insured group must participate as a member in the Self-Insurers’ Security Fund established by state law. Such fund may assess each of its members a pro rata share of the funding necessary as a result of the failure of a private self-insured employer or self-insured group to meet its compensation obligations when the employer’s or group’s security deposit is either inadequate or not immediately accessible for the payment of benefits. The failure of a single large self-insured group in California, even if it is a group that we do not manage, could have an adverse effect on the other groups and could affect the regulation of groups. Any such developments may seriously hamper our ability to retain existing members and attract new members to our managed groups, which could have a material adverse effect on our business, financial condition and our results of operations.

If the loss reserves for the self-insured groups we manage are underestimated, our business could be adversely affected.

The self-insured groups we manage establish loss reserves as they recognize liabilities for unpaid losses, which represent estimates of amounts needed to pay and administer claims with respect to insured events that have occurred, including events that have occurred but have not been reported. Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability.

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

To the extent the loss reserves for any of the self-insured groups we manage, are insufficient to cover the group’s actual losses and loss adjustment expenses, the groups will have to adjust their loss reserves which could have a material adverse effect on the groups’ financial condition and cash flows and could require the group to assess its members. This could expose us to liability for our management of a group, have a negative impact on our future management of groups, and adversely affect our reputation as a self-insured group manager.

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

In June 2008, Majestic has received a “Call for Special Report and Documents Pursuant to Section 308 of the Insurance Law” from the New York State Insurance Department. Among other items, the New York State Insurance Department has requested information related to Majestic’s loss reserving practices and Majestic’s acquisition of former members of the self-insured groups previously managed by CRM as insureds of Majestic. Majestic has complied with the New York State Insurance Department’s request. To Majestic’s knowledge, the New York State Insurance Department has not initiated any proceedings against Majestic. We cannot estimate what impact, if any, this inquiry and any results from this inquiry may have on our business, financial condition and results of operations.

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

The supply of insurance and reinsurance is related to prevailing prices, the level of insured losses and the level of industry surplus, which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. As a result, the insurance and reinsurance business historically has been a cyclical industry, characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. The supply of insurance and reinsurance may increase, either due to capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers, which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates and additional competition for business. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly. If rates continue to decrease and competition continues to increase, this could have a material adverse effect on our business, financial condition and results of operations.

The current recession and other adverse consequences of the recent U.S. and global economic and financial industry downturns could harm our business, our liquidity and financial condition, and our share price.

The current financial crisis has resulted in unprecedented levels of market volatility, credit illiquidity and declining interest rates which may significantly affect our business, results of operations, ability to meet liquidity needs, access to capital and cost of capital. Global market and economic conditions have been severely disrupted since the fall of 2008 due in part to financial stresses affecting the liquidity of the banking system and the financial markets. These circumstances have also exerted downward pressure on stock prices and significantly reduced access to the equity and debt markets for many issuers, including us.

If we cannot obtain adequate capital or sources of credit on favorable terms, or at all, our business, operating results and financial condition could be adversely affected. In addition, these conditions are likely to affect (among other aspects of our business) the demand for and claims made under our insurance policies, the ability of customers, reinsurers and other counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources, the risks we assume under insurance and reinsurance policies, and our investment performance. Continued volatility in the U.S. and other securities markets may adversely affect us or our share price.

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

We are subject to extensive regulation by the California Department of Insurance and the Bermuda Monetary Authority and other insurance regulatory agencies in each state in which we are licensed. The self-insured groups we manage are subject to extensive regulation by the California Department of Industrial Relations. These regulatory agencies have broad regulatory powers designed primarily to protect policyholders, group members, and their employees, but not our shareholders.

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

Insurance departments and state workers’ compensation or similar boards also conduct periodic examinations of the affairs of the insurance companies and groups they regulate and require the filing of periodic, annual and other reports relating to financial condition, approval of new members, groups and other matters. Moreover, the NAIC and the state insurance regulators regularly reexamine existing laws and regulations, interpretations of existing laws and proposals for new laws. Such laws, regulations or interpretations by NAIC or state insurance regulators may be more restrictive or result in higher costs to us or the groups we manage.

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

Our ability to transact business with our affiliates and to enter into mergers, acquisitions and divestitures involving Majestic is limited by the requirements of the insurance holding company laws in California. To comply with these laws, we are required to file notices with the California Department of Insurance to seek its approval at least thirty days before engaging in any inter-company transactions, such as sales, purchases, exchanges of assets, loans, extensions of credit, cost sharing arrangements and extraordinary dividends or other distributions to shareholders. Under these holding company laws, any change of control transaction also requires prior notification and approval. Because these governmental agencies may not take action or give approval within the thirty day period, these notifications and approval requirements may subject us to business delays and additional business expense. If we fail to give these notifications, we may be subject to significant fines and penalties and damaged working relations with these governmental agencies.

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

We could be adversely affected if our controls to ensure compliance with guidelines, policies and legal and regulatory standards are not effective.

Our business is highly dependent on our ability to engage on a daily basis in a large number of insurance underwriting, claim processing and investment activities, many of which are highly complex. These activities often are subject to internal guidelines and policies, as well as legal and regulatory standards. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. If our controls are not effective, it could lead to financial loss, unanticipated risk exposure (including underwriting, credit and investment risk) or damage to our reputation. Our business success and profitability depend, in part, on effective information

Our geographic concentration ties our performance to the business, economic and regulatory conditions in California and New York.

Our primary insurance business is concentrated in California which represented 60% of our primary insurance segment net earned premiums for the year ended December 31, 2008. Our primary insurance business is also concentrated in New York which represented 36% of our primary insurance segment net earned premiums for the year ended December 31, 2008. All of our fee based management services segment revenues are derived from California. Unfavorable business, economic or regulatory conditions in California or New York could negatively impact our business, and, consequently, we are exposed to economic and regulatory risks that are greater than the risks faced by insurance companies that conduct business over a greater geographic area. Because our business is concentrated in these two states, the occurrence of one or more catastrophic events or other conditions affecting losses in these states could have a material adverse effect on our results of operation and financial condition. We may be exposed to economic and regulatory risks or risk from natural perils that are greater than the risks associated with greater geographic diversification.

If we cannot sustain our relationships with our independent agents and brokers, we may be unable to operate profitably.

We market and sell our workers’ compensation insurance products solely through independent agents and brokers. We do not have an exclusive relationship with these independent agents and brokers. They are not obligated to promote our insurance products and may sell insurance products offered by our competitors. Many of our competitors have longer relationships with the independent agents and brokers that we use or intend to use. Further, we must offer workers’ compensation insurance products that meet the requirements of these agents and brokers and their customers and provide competitive compensation to these agents and brokers. We cannot assure you that we will successfully maintain these relationships, cultivate new ones or be able to meet the future requirements of these independent agents and brokers. In addition, consolidation in the insurance agency and brokerage industry may lead to the loss of one or more of these relationships. The failure to maintain satisfactory relationships with the independent agents and brokers from whom we obtain or expect to obtain our business or to develop new relationships would have a material adverse effect on our business, financial condition and results of operations.

We may require additional capital in the future, which may not be available on favorable terms or at all.

Our future capital requirements will depend on many factors, including state regulatory requirements, the financial stability of reinsurers and our ability to write new business and establish premium rates sufficient to cover our estimated claims. We may need to raise additional capital or curtail our growth if the capital of our insurance and reinsurance subsidiaries is insufficient to support future operating requirements and/or cover claims. We are not able to estimate the amount of additional capital we may require in the future or predict the timing of our future capital needs. Any additional equity or debt financing, if available at all, may be available only on terms that are not favorable to us. If we are able to raise capital through equity financings, your interest in us would be diluted, and the securities we issue may have rights, preferences and privileges that are senior to our common shares. If we raise capital through the issuance of debt, the incurrence and repayment of any debt could have a material adverse effect on our business, financial condition and results of operations. If we cannot obtain adequate capital or sources of credit on favorable terms, or at all, our business, operating results, and financial condition could be adversely affected. It is possible that, in the future, one or more of the rating agencies may reduce our existing ratings. If one or more of our ratings were downgraded, we could incur higher borrowing costs and our ability to access the capital markets could be impacted.

We depend on our key executives, and may not be able to hire and retain additional key employees or successfully integrate new members of our management team and the loss of a key employee could have a material adverse effect on our business.

Our success will depend largely on our continued reliance on the experience and expertise of our senior management. On March 13, 2009, we announced that Daniel G. Hickey, Jr. had resigned his position as Chief Executive Officer and Chairman of the Board effective immediately. For further information concerning Mr. Hickey, Jr.’s resignation, see note 24 of the notes to our consolidated financial statements included in this annual report under Item 8. James J. Scardino, our Chief Financial Officer, has been appointed acting Chief Executive Officer and will continue as our Chief Financial Officer until a permanent Chief Executive has been hired. Keith S. Hynes has been appointed interim non-executive Chairman of the Board of Directors. A committee of our Board of Directors has been formed and is conducting a search for a permanent chief executive officer. This turnover in key management positions could harm our financial performance and results of operations. Management attention may be diverted from regular business concerns by the transitional issues. Although we have entered into employment agreements with the members of our senior management team, any of our senior managers may terminate his employment with us and seek employment with others who may seek his expertise. The loss of our senior management’s expertise through death, disability or termination of employment could have a material and adverse effect on our business, financial condition and results of operations. We are not the beneficiary of life or disability insurance covering any of our executives, key employees or other personnel.

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

The inability of our insurance and other operating subsidiaries to pay dividends to our holding companies in sufficient amounts could adversely affect our ability to meet our debt obligations, pay dividends, make other payments and redeploy capital among our subsidiaries.

CRM Holdings is a holding company that transacts business through its operating subsidiaries, including Majestic, Twin Bridges and CRM CA. Dividends and other permitted distributions from our operating subsidiaries are expected to be our primary source of funds to meet our ongoing cash requirements and other expenses, and to pay dividends, if any, to our shareholders. Insurance regulations in California restrict the payment of dividends and other distributions by Majestic. Bermuda law and regulations, including Bermuda insurance regulations, restrict the declaration and payment of dividends out of retained earnings, and the making of distributions out of contributed surplus, by Twin Bridges unless certain regulatory requirements are met. In addition to the regulatory restrictions, U.S. withholding tax payable on dividends paid to CRM Holdings by our U.S. subsidiaries affects our ability to pay dividends and redeploy capital from our U.S. subsidiaries to our Bermuda operations. Any dividends paid from our U.S. subsidiaries to us would be subject to a U.S. federal withholding tax of 30%. The inability of our operating subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements could have a material adverse effect on our business, financial condition and results of operations.

Implementation of our growth strategies is subject to numerous risks and difficulties.

Our continuing growth strategy includes expanding in our existing markets, entering new geographic markets, further developing our independent agency and broker relationships, exploring potential new products, and exploring and executing potential acquisitions. Our implementation of these strategies is subject to various risks, including risks associated with our ability to:

•	identify, recruit and integrate new independent agents and brokers;

•	properly design and price new and existing products and programs;

•	identify profitable new geographic markets and product lines to enter;

•	obtain necessary licenses and regulatory approvals;

•	consider and identify, as necessary, acquisition candidates and successfully execute and integrate acquisitions we undertake; and

•	identify, hire and train new underwriting and claims handling employees.

We may encounter other difficulties in the implementation of our growth strategies, including unanticipated expenditures and damaged or lost relationships with customers and independent agents and brokers. Our growth strategies include entry into geographic or business markets in which we have little or no prior experience. Any failure by us to manage our growth and to respond to changes in our business could have a material adverse effect on our business, results of operations and financial condition and could cause the price of our common shares to decline.

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

Risks Related to Our Common Shares

An investigation and referral to the Securities and Exchange Commission relating to online financial message board postings is pending, the scope and outcome of which could have a material adverse effect on our business, financial condition and results of operations.

In November 2008, the Company’s office of general counsel became aware that certain members of senior management of the Company may have instructed a consulting and public relations firm retained by the Company to post messages favorable to the Company on the Yahoo message board in June and November of 2008 in response to negative messages posted by others. Our office of general counsel conducted an internal investigation and referred the matter to the Qualified Legal Compliance Committee of the Board of Directors (the QLCC), which retained Klehr Harrison, Harvey, Branzburg & Ellers LLP as its special counsel. Special counsel conducted an investigation and rendered a report to the QLCC on February 27, 2009. As a result, the QLCC concluded that messages favorable to the Company had been posted on the Yahoo message board by the Company’s consultant without disclosing that the source of the messages was an agent of the Company and that the consultant had acted on the instructions of the Company’s chief marketing officer and the Company’s vice president of corporate communications, both of whom had been directed to take such actions by the Company’s chief executive officer. The QLCC and the Board of Directors do not believe that the substance of the messages that were posted on the message board by the consultant constitutes violations of federal securities laws; nevertheless, the Board of Directors authorized special counsel to report its findings of fact to the enforcement division of the Securities and Exchange Commission (SEC). See Item 3 Legal Proceedings below under the heading “Online Message Board Postings” for further information on this matter.

While we believe that the Qualified Legal Compliance Committee has effectively completed its investigation, it is possible that additional issues may be raised as a result of our referral to the SEC. If the SEC decides to commence an investigation following our referral, adverse developments in the SEC’s investigation arising out of the online financial message board postings, or any other matter raised, could generate negative publicity for us and could have a material adverse effect on our business, financial condition and results of operations.

Our common shares could be delisted from the Nasdaq Global Select Market if we fail to continue to meet all applicable Nasdaq Global Select Market requirements.

Our common shares are currently traded on the Nasdaq Global Select Market under the symbol “CRMH.” Our common shares could be delisted from the Nasdaq Global Select Market if we fail to meet any of the continued listing standards of the Nasdaq Global Select Market. These continued listing standards include specifically enumerated criteria, including a $1.00 minimum closing bid price. Nasdaq has suspended the minimum $1.00 closing bid price rule through Friday, April 17, 2009. The rule is scheduled to be reinstated on Monday, April 20, 2009. As of March 16, 2009, our common share price was $0.50 and has traded below $1.00 per share since February 9, 2009. If our common share price is less than $1.00 after April 20, 2009 for 30 consecutive days, Nasdaq could take action to enforce its listing requirements and delist our common shares. If our common shares were to be delisted from the Nasdaq Global Select Market, we could apply to list our common stock on the Nasdaq Global Market or Nasdaq Capital Market, or our common shares could be traded in the over-the-counter market on an electronic bulletin board established for unlisted securities, such as the Pink Sheets or the OTC Bulletin Board.

Any delisting could adversely affect the market price of, and liquidity of the trading market for, our common shares, our ability to obtain financing or raise capital, if necessary, and could result in the loss of confidence by investors, market makers, reinsurers, rating agencies and employees.

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

Indemnification of Directors and Officers.  Under Bermuda law and our bye-laws, we will indemnify our directors or officers or any person appointed to any committee by the board of directors and any resident representative (and their respective heirs, executors or administrators) against all actions, costs, charges, liabilities, loss, damage or expense, to the fullest extent permitted by law, incurred or suffered by such officer, director or other person by reason of any act done, conceived in or omitted in the conduct of our business or in the discharge of his duties; provided that such indemnification shall not extend to any matter involving any fraud or dishonesty on the part of such director, officer or other person. Under Bermuda law, a company pursuant to the terms of its bye-laws, or a contract or arrangement between the company and any director or officer, may advance moneys to any director or officer for the costs, charges and expenses incurred by the director or officer in defending any civil or criminal proceedings against them, on condition that the director or officer shall repay the advance if any allegation of fraud or dishonesty is proved against them. In general, under Delaware corporate law, U.S. companies may limit the personal liability of their directors as long as they acted in good faith and reasonably believed their actions were not opposed to the best interests of the company and, with regard to criminal actions or proceedings, without knowing violation of law.

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

Legislation is periodically introduced in the U.S. Congress intended to eliminate some perceived tax advantages of companies (including insurance and reinsurance companies) that have legal domiciles outside the United State but have certain U.S. connections. For example, on September 26, 2007, the U.S. Senate Committee on Finance conducted a hearing concerning the tax issues connected with the offshore reinsurance industry, and on September 18, 2008, a bill was introduced in the House of Representatives that would effectively render cross border affiliate reinsurance by foreign-owned U.S. insurance/reinsurance companies impossible regardless of whether or not it is properly priced under the internationally accepted arms-length standard. Companion legislation has not yet been introduced in the Senate. If enacted, such a law could have an adverse impact on us or our shareholders. It is possible that other legislative proposals could emerge in the future that could have an adverse impact on us or our shareholders.

CRM Holdings could be considered a U.S. corporation for U.S. federal income tax purposes, and thus subject to U.S. tax on its worldwide income (including current income of Twin Bridges), if the value of Twin Bridges at the time of our restructuring did not exceed 20% of the total value of CRM, CRM CA, Eimar and Twin Bridges at that time.

The American Jobs Creation Act of 2004 provides that, if a foreign corporation acquires substantially all of the assets of a U.S. corporation, and 80% or more of the stock of the foreign corporation (excluding new stock issued in a public offering related to the acquisition) is owned by former shareholders of the U.S. corporation by reason of their ownership of the U.S. corporation, the foreign corporation will be considered a U.S. corporation for U.S. federal income tax purposes. In our restructuring, the former owners of CRM, CRM CA and Eimar contributed all of their interests in CRM, CRM CA and Eimar to CRM USA Holdings in return for all of the common stock of CRM USA Holdings. The former owners of CRM, CRM CA and Eimar then contributed all of their CRM USA Holdings shares to us in exchange for 6,372,425 of our common shares. In addition, in our restructuring, the former owners of Twin Bridges contributed all of their shares in Twin Bridges to us in exchange for 3,874,690 of our common shares. As a result of these exchanges, the former owners of CRM, CRM CA Eimar and Twin Bridges acquired 9,457,115 of our common shares and 790,000 of our Class B shares in our restructuring.

Based on discussions with our professional advisors at the time of our restructuring, we believe that the former owners of CRM, CRM CA and Eimar did not obtain 80% or more of the stock of CRM Holdings (excluding the stock sold in our initial public offering) by reason of their ownership of CRM, CRM CA and Eimar (i.e., we believe that Twin Bridges was worth more than 20% of the combined value of CRM, CRM CA, Eimar and Twin Bridges). We cannot assure you that the IRS will agree with our conclusions. If the IRS successfully challenges our conclusions, CRM Holdings would be subject to United States federal income tax on its worldwide income at the rate applicable to U.S. corporations, which is currently 35%, rather than being subject to tax on only certain U.S. source income and income effectively connected with a U.S. trade or business. However, in that case, dividends paid to CRM Holdings by its U.S. subsidiaries would not be subject to any U.S. federal income tax, nor would they be subject to the 30% U.S. federal withholding tax. The tax liability that would result if CRM Holdings is treated as a U.S. corporation for U.S. federal income tax purposes could have a material adverse effect on our business, financial condition and results of operations.

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

We lease our principal executive offices in Hamilton Bermuda, which also houses our reinsurance operations. Our U.S. executive offices are located in leased premises of approximately 34 thousand square feet in Poughkeepsie, New York, which we moved into on December 17, 2007. We operate our primary insurance segment east coast operations and fee based management services from these offices. We have an option to purchase the building during the first two years of our lease for the fair market value of the property, which will not be less than $3.5 million plus the costs incurred by the landlord in developing and constructing the building. Our west coast primary insurance segment operations are located in leased premises of approximately 26 thousand square feet in San Francisco, California, which we moved into in October 29, 2007. We also rent additional office for our primary insurance and fee based operations in 3 other locations. We believe that such leased properties are suitable and adequate for our current business operations.

ITEM 3.	LEGAL PROCEEDINGS

H.C.F.A. Litigation

On April 9, 2007, H.C.F.A. Associates Corp. and 17 related companies, all of which were members or former members of HITNY, sued HITNY and CRM in New York State Supreme Court, Ulster County, alleging, among other things, that HITNY and CRM failed to fulfill their obligations in connection with providing workers’ compensation claims services. CRM answered the complaint, denying the plaintiffs’ material allegations. This litigation is in its early stages. The court established a discovery schedule on September 22, 2008. Discovery is currently proceeding in the matter. We cannot estimate what impact, if any, this litigation and any results from this litigation may have on our financial position, operating results or cash flows.

WCB Inspector General Subpoena

On or about January 9, 2009, Majestic’s underwriting department received a Subpoena Duces Tecum from the New York State Workers Compensation Board Office of the Fraud Inspector General. The caption of the Subpoena is In the Matter of Compensation Risk Managers, LLP and has been assigned Inspector General Case No. 38839. The Subpoena requests production of various documents related to the issuance of excess workers’ compensation and general liability policies by Majestic to the Elite Contractors Trust of New York. To CRM’s knowledge, the Inspector General has not initiated any proceedings against Majestic. We cannot estimate what impact, if any, this inquiry and any results from this inquiry may have on our financial position, operating results or cash flows.

New York State Department Insurance Inquiry

In June 2008, Majestic has received a “Call for Special Report and Documents Pursuant to Section 308 of the Insurance Law” from the New York State Insurance Department. Among other items, the New York State Insurance Department has requested information related to Majestic’s loss reserving practices and Majestic’s acquisition of former members of the self-insured groups previously managed by CRM as insureds of Majestic. Majestic has complied with the New York State Insurance Department’s request. To Majestic’s knowledge, the New York State Insurance Department has not initiated any proceedings against Majestic. We cannot estimate what impact, if any, this inquiry and any results from this inquiry may have on our financial position, operating results or cash flows.

NY Attorney General Investigation

CRM received a subpoena from the NY Attorney General on March 28, 2008, requesting documents related to CRM’s administration of HITNY. CRM is fully cooperating with the NY Attorney General’s request. To CRM’s knowledge, the NY Attorney General has not initiated any proceedings against CRM. CRM believes that the subpoena is related to a prior administrative action commenced by the New York State Workers’ Compensation Board regarding CRM’s third party administrator’s license. We cannot estimate what impact, if any, this inquiry and any results from this inquiry may have on our financial position, operating results or cash flows.

New York Self-Insured Group Litigation

On September 30, 2008, we received a copy of a letter addressed to our errors and omissions insurance carrier from the New York State Workers’ Compensation Board indicating its intention to initiate legal proceedings against us on behalf of eight self-insured groups previously administered by CRM as it relates to CRM’s actions while acting as the administrator and broker of record for the eight self-insured groups. The New York State Workers’ Compensation Board has indicated that it is investigating CRM’s administration of the self-insured groups and it is alleging upon information and belief that CRM breached certain duties to the self-insured groups and engaged in certain self-dealing and deceptive practices. In response to this letter, CRM filed an action on October 3, 2008 in the New York State Supreme Court, Dutchess County against the New York State Workers’ Compensation Board and the eight self-insured groups, namely the Healthcare Industry Trust of New York, Elite Contractors Trust of New York, Wholesale and Retail Workers’ Compensation Trust of New York, Trade Industry Workers Compensation Trust for Manufacturers, Real Estate Management Trust of New York, Transportation Industry Workers Compensation Trust of New York, Public Entity Trust of New York and the New York State Association of Cemeteries Trust. Through this action, CRM is seeking a declaratory judgment that CRM did not breach any duty to the eight self-insured groups and did not engage in any self-dealing or deceptive practices and that the New York State Workers’ Compensation Board lacks the legal authority to pursue claims against CRM on behalf of the self-insured groups. CRM is not currently seeking any monetary damages from the eight self-insured groups, their respective boards of trustees or the New York State Workers’ Compensation Board. This litigation is in its early stages. The defendants have answered the complaint, and the parties are currently conducting discovery.

In addition, on October 8, 2008, we received notice from potential counsel to various former members of the self-insured groups indicating that the former members were contemplating a class action lawsuit against the New York State Workers’ Compensation Board for the manner in which it is collecting assessments from the former members and that more likely than not such litigation will also include allegations against CRM. To date, CRM has not been served with a lawsuit.

In November 2008, RBG Management Corp., Red & White Markets, Inc., Doria Enterprises Inc. and Grace’s Marketplace Inc., all of which were former members of WRWCTNY, sued CRM, WRWCTNY, certain officers of CRM, the Board of Trustees of WRWCTNY, and S.A.F.E., LLC, which is the successor third-party administrator for WRWCTNY, in the Supreme Court of the State of New York, New York County. The lawsuit seeks a declaratory judgment, in sum and substance, relieving the plaintiffs from any liabilities owed in relation to their previous membership in WRWCTNY and which arise primarily from recent assessment charges imposed on the plaintiffs. The lawsuit is also seeking damages arising from allegations that the defendants breached their fiduciary duties to the plaintiffs by failing to maintain adequate reserves and failing to properly determine an adequate level of reserves necessary to maintain the solvency of WRWCTNY. This litigation is in its early stages. On March 12, 2009, CRM filed a motion to dismiss the complaint and, in the alternative, to consolidate the action in New York State Supreme Court, Dutchess County with the declaratory judgment action previously filed. The motion is currently pending before the court.

On November 24, 2008, FS Kids, LLC, Mask Foods, Inc., Valu Home Centers, Inc., KBLM Foods, Inc., KDJB Foods, Inc., Gaige & Son Grocery, Inc., TJ’s Market, Inc., BB&T Supermarkets Inc., BNR-Larson, LLC, and Gift Express of New York, Inc., all of which were former members of WRWCTNY, on their own behalf and on behalf of all others similarly situated, sued CRM in New York Supreme Court, Erie County. The lawsuit seeks class action certification and alleges that CRM: (1) breached its contract with WRWCTNY; (2) breached its duty of good faith and fair dealing owed to WRWCTNY; (3) breached its fiduciary duties owed to WRWCTNY; (4) was negligent in administering WRWCTNY; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages arising from the plaintiffs’ joint and several liability for the deficit of WRWCTNY which, as of September 30, 2007, was estimated by the New York State Workers’ Compensation Board at $19 million and from any unpaid claims of the plaintiffs’ injured employees in an amount presently undetermined. This litigation is in its early stages. On January 20, 2009, CRM filed a motion to dismiss the complaint and, in the alternative, to consolidate the action in New York State Supreme Court, Dutchess County with the declaratory judgment action previously filed. The motion is currently pending before the court and a hearing on the matter has been set for April 8, 2009.

On March 6, 2009, Armstrong Brands, Inc., Metal Cladding, Inc., TREK, Inc., Petri Baking Products, Inc., Time Cap Laboratories, Inc., Custom Coatings, Inc., GPM Associates, LLC, d/b/a Forbes Products, PJR Industries, Inc., d/b/a Southside Precast Products, Lakeshore Metals, Inc. Duro-Shed, Inc., Tooling Enterprises, Inc. Northeast Concrete Products, Inc., d/b/a Concrete Building Supply and Superior Steel Studs, Inc., all of which were former members of Trade Industry Trust Workers’ Compensation Trust for Manufacturers (the “Trade Trust”), on their own behalf and on behalf of all others similarly situated, sued Compensation Risk Managers, LLC in New York State Supreme Court, Erie County. The lawsuit seeks class action certification and alleges that CRM: (1) breached its contract with the Trade Trust; (2) breached its duty of good faith and fair dealing owed to the Trade Trust; (3) breached its fiduciary duties owed to Trade Trust; (4) was negligent in administering the Trade Trust; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages (a) arising from the plaintiffs’ joint and several liability for the deficit of the Trade Trust which, as of December 31, 2006, was estimated by the New York State Workers’ Compensation Board at $4.9 million, (b) from any unpaid claims of the plaintiffs’ injured employees in an amount presently undetermined, (c) from potentially being liable for the costs of liquidation charged or to be charged by the WCB, and (d) from fees paid by the plaintiffs and the Trade Trust to CRM pursuant the service agreement between CRM and the Trade Trust. This litigation is in its early stages, and CRM has until March 26, 2009 to respond to the plaintiffs’ complaint.

CRM intends to vigorously prosecute the declaratory judgment lawsuit and to defend the lawsuits and any claims later asserted by the New York State Workers’ Compensation Board, the groups or their former members. If any matters are decided adversely to CRM, it may result in liability material to our financial condition or results of operations. These matters are in very preliminary stages and we cannot estimate what impact, if any, this litigation may have on our financial condition, results of operations or cash flows.

Online Message Board Postings

In November 2008, the Company’s office of general counsel became aware that certain members of senior management of the Company may have instructed a consulting and public relations firm retained by the Company to post messages favorable to the Company on the Yahoo message board in June and November of 2008 in response to negative messages posted by others. Upon learning of the messages, the Company’s office of general counsel instructed the consultant to cease its activities which it did on November 19, 2008. Subsequently, the Company terminated its relationship with the consultant. The office of general counsel conducted an internal investigation and referred the matter to the Qualified Legal Compliance Committee of the Board of Directors (the QLCC), which retained Klehr Harrison, Harvey, Branzburg & Ellers LLP as its special counsel. Special counsel conducted an investigation and rendered a report to the QLCC on March 2, 2009. As a result, the QLCC concluded that messages favorable to the Company had been posted on the Yahoo message board by the Company’s consultant without disclosing that the source of the messages was an agent of the Company and that the consultant had acted on the instructions of the Company’s chief marketing officer and the Company’s vice president of corporate communications, both of whom had been directed to take such actions by the Company’s chief executive officer. The QLCC and the Board of Directors do not believe that the substance of the messages that were posted on the message board by the consultant constitutes violations of federal securities laws; nevertheless, the Board of Directors authorized special counsel to report its findings of fact to the enforcement division of the Securities and Exchange Commission.

In addition, the Board authorized that certain disciplinary action be imposed. The QLCC and the Board also directed management to institute a structured periodic program to ensure that all Company personnel are familiar with and adhere to the Company’s internal policies.

For information concerning the resignation of the Company’s former chief executive officer, see Note 24 of the notes to our consolidated financial statements contained in Item 8 and the risk factor entitled “We depend on our key executives, and may not be able to hire and retain additional key employees or successfully integrate new members of our management team and the loss of a key employee could have a material adverse effect on our business” in Item 1A above.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares began trading on December 21, 2005 on the NASDAQ Global Select Market under the symbol CRMH. As of December 31, 2008, there were approximately 8 holders of record of our common shares and 1 holder of record of our Class B shares. Prior to December 21, 2005, there was no public market for our common shares.

The following table sets forth, for the periods indicated, the high and low closing sales prices per share of our common shares as reported on the NASDAQ Global Select Market:

	2008		2007
Period	High	Low	High	Low

First Quarter	$8.11	$5.00	$8.98	$7.67
Second Quarter	$5.15	$3.00	$8.90	$7.50
Third Quarter	$4.02	$2.65	$7.67	$6.02
Fourth Quarter	$2.66	$0.75	$8.35	$6.17

On March 16, 2009, the closing sale price per share of our common shares was $0.50. Please see Risks Related to Our Common Shares — Our Common Shares could be delisted from the NASDAQ Global Select Market if we fail to continue to meet all applicable NASDAQ Global Select Market Requirements in Item 1A above.

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

CRM Holdings is a holding company and has no direct operations. Our ability to pay dividends in the future depends on the ability of our operating subsidiaries to pay dividends to us. Our insurance and reinsurance subsidiaries are regulated insurance companies and therefore are subject to significant regulatory restrictions limiting their ability to declare and pay dividends as discussed in greater detail in Item 1. under the heading “Regulation.” Majestic did not pay any dividends to Embarcadero during 2008 or 2007. In 2006, Majestic declared and paid a $1.0 million dividend to Embarcadero. In 2009, Majestic will be able to pay up to $4.9 million of dividends to Embarcadero without prior approval of the California Department of Insurance. Twin Bridges paid $35.5 million and $2.0 million in dividends to CRM Holdings in 2008 and 2007, respectively. Twin Bridges did not pay and dividends to CRM Holdings in 2006. In 2009, Twin Bridges will be able to pay dividends to CRM Holdings to the extent that it has retained earnings, without prior approval of the Bermuda Monetary Authority. The restrictions on the payment of dividends by our insurance subsidiaries have not had, and under current regulations are not expected to have, a material adverse impact on our ability to pay dividends.

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

Equity Compensation Plan Information

Number of
Securities Remaining
	Number of			Available for Future
	Securities to be			Issuance Under
	Issued Upon Exercise		Weighted-Average	Equity Compensation
	of Outstanding		Exercise Price of	Plans (Excluding
	Options, Warrants		Outstanding Options,	Securities Reflected
	and Rights		Warrants and Rights	in Column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	379,946	(1)	—	984,007	(2)(3)
Equity compensation plans not approved by security holders	—		—	—
Total	379,946	(1)	—	984,007	(2)(3)

(1)	The number of securities to be issued upon the exercise of outstanding options, warrants and rights are exclusively restricted shares. These awards are not reflected in column (b) as they do not have any exercise price.

(2)	As of December 31, 2008, there were 865,608 shares remaining of a total of 1,500,000 authorized under the 2005 Long-Term Incentive Plan. Included in the 865,608 shares are 120,393 shares forfeited by former employees of the Company. No more than 1,000,000 shares may be issued under the 2005 Long-Term Incentive Plan upon the exercise of incentive stock options under the plan.

(3)	As of December 31, 2008, there were 118,399 shares remaining of a total of 200,000 authorized under the 2007 Employee Stock Purchase Plan.

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

COMPARISON OF 3 YEAR CUMULATIVE TOTAL RETURN*
Among CRM Holdings Ltd., The NASDAQ Composite Index
And The NASDAQ Insurance Index

*	$100 invested on 12/21/05 in stock & 11/30/05 in index-including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6.	SELECTED FINANCIAL DATA

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

The selected consolidated income statement information for the years ended December 31, 2008, 2007 and 2006 and the selected consolidated balance sheet information as of December 31, 2008 and 2007 are derived from our audited consolidated financial statements included elsewhere in this Annual report. The selected consolidated income statement information for the years ended December 31, 2005 and 2004 and the selected consolidated balance sheet information as of December 31, 2006, 2005 and 2004 are derived from our audited consolidated financial statements not included in this Annual report.

The historical results are not necessarily indicative of results to be expected in any future period. You should read the following selected consolidated financial information in conjunction with the information contained in this Annual report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7. and the consolidated financial statements and related notes included elsewhere in this annual report. Many factors may cause our actual results to differ materially from the financial information and results presented below including, but not limited to, those factors discussed in “Risk Factors.”

Selected Consolidated
and Combined	Years Ended December 31,
Income Statement Information	2008	2007	2006	2005	2004
		(In thousands except for per share data)

Revenues
Net premiums earned	$121,942	$116,843	$30,702	$8,362	$5,110
Fee-based management services	7,329	8,846	12,330	9,393	2,407
Investment income	13,900	11,279	4,205	(16)	(19)

Total revenues	143,171	136,968	47,237	17,739	7,498

Expenses
Losses and loss adjustment expenses	85,506	64,075	10,490	3,584	2,528
Fees paid to general agents and brokers	3,983	2,438	2,373	1,865	92
Selling, general and administrative expenses	34,443	33,121	18,999	10,117	4,151
Policy acquisition costs and other expenses	19,153	18,313	8,249	2,473	1,511

Total expenses	143,085	117,947	40,111	18,039	8,282

Income from continuing operations before taxes	86	19,021	7,126	(300)	(784)
Tax (benefit) provision from continuing operations	(1,937)	979	(1,074)	(27)	—

Income from continuing operations	2,023	18,042	$8,200	$(273)	$(784)
(Loss) income from discontinued operations before taxes	(5,360)	2,733	8,706	7,638	6,590
Tax (benefit) provision from discontinued operations	(1,841)	633	2,650	90	—

(Loss) income on discontinued operations	(3,519)	2,100	6,056	7,548	6,590

Net (Loss) Income	$(1,496)	$20,142	$14,256	$7,275	$5,806

Selected Consolidated
and Combined	Years Ended December 31,
Income Statement Information	2008	2007	2006	2005	2004
		(In thousands except for per share data)

Basic and fully diluted earnings per share from continuing operations(1)	$0.12	$1.11	$0.51	$0.36	$0.08
Basic and fully diluted (loss) earnings per share from discontinued operations(1)	$(0.21)	$0.13	$0.37	$0.34	$0.49
Basic and fully diluted (loss) earnings per share(1)	$(0.09)	$1.24	$0.88	$0.70	$0.57
Pro forma cash dividends declared per common share(1)	n/a	n/a	n/a	$0.76	$0.37
Weighted average common shares outstanding(1)	16,441	16,289	16,247	10,428	10,247
Weighted average fully diluted shares outstanding(1)	16,441	16,307	16,247	10,431	10,247

(1)	For the period prior to the IPO, the 10,247,115 shares of common and Class B shares of the Company issued to the former owners of the pre-restructuring entities and Twin Bridges are assumed to be outstanding for all period presented.

Selected Consolidated
and Combined	December 31,
Balance Sheet Information	2008	2007	2006	2005	2004
	(In thousands)

ASSETS
Cash and cash equivalents	$29,234	$33,477	$21,546	$67,923	$1,584
Cash and cash equivalents, restricted	810	809	6,546	885	4,391
Investments	314,818	267,212	206,768	8,185	—
Premiums receivable	11,935	13,891	17,806	2,648	3,758
Reinsurance recoverable	63,801	38,584	30,749	—	—
Other receivables	6,283	7,766	7,897	2,058	41
Deferred policy acquisition costs	1,084	623	1,143	442	1,413
Deferred income taxes	7,809	7,473	6,803	5	—
Goodwill and other intangible assets	3,252	3,521	2,695	—	—
Other assets	5,166	6,779	4,400	1,761	1,537

Total assets	$444,192	$380,135	$306,353	$83,907	$12,724

LIABILITIES AND SHAREHOLDERS’ AND MEMBERS EQUITY (DEFICIT)
Reserves for losses and loss adjustment expenses	$245,618	$188,848	$153,622	$6,280	$2,696
Reinsurance payable	9,424	5,741	1,538	—	—
Unearned premiums	13,090	8,853	8,080	1,494	4,780
Unearned management fees and commissions	26	261	613	1,319	3,005
Long-term debt and other secured borrowings	44,083	44,084	44,115	83	158
Accrued IPO costs	—	—	—	2,411	—
Other accrued expenses	23,091	24,810	14,741	3,390	1,197

Total liabilities	335,332	272,597	222,709	14,977	11,836

Selected Consolidated
and Combined	December 31,
Balance Sheet Information	2008	2007	2006	2005	2004
	(In thousands)

Members’ deficit in pre-restructuring LLCs	—	—	—	—	(947)
Common stock and paid-in capital of Twin Bridges	—	—	—	—	1,000
Common stock, $0.01 par value per share, 50 billion shares authorized, 16.0 and 15.5 million common shares issued and outstanding	162	160	155	155	—
Class B shares,0.4 and 0.8 million shares issued and outstanding	4	4	8	8	—
Additional paid-in capital	69,743	68,192	66,566	66,056	—
Retained earnings(deficit)	35,619	37,115	16,973	2,717	835
Accumulated other comprehensive gain (loss), net of tax	3,332	2,067	(58)	(6)	—

Total shareholders’ and members’ equity (deficit)	108,860	107,538	83,644	68,930	888

Total liabilities and shareholders’ and members’ equity	$444,192	$380,135	$306,353	$83,907	$12,724

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Workers’ Compensation Insurance Market Conditions

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

California’s Premium Rates.  The most recent market conditions suggest a stabilizing workers’ compensation market in California. Prior to this, we had experienced a significant downward trending in the premium rates charged by insurers. California Bill 899 was passed in April 2004 with the goal of reducing over time the medical and indemnity expenses incurred by insurance companies under workers’ compensation policies. This legislation allowed insurers to reduce rates. During 2006 and the first half of 2007, the California Insurance Commissioner approved three workers’ compensation advisory pure premium rate decreases. The California Insurance Commissioner first approved a 16% rate decrease for policies written after June 30, 2006, followed by a 9% rate decrease for policies written after December 31, 2006, which was followed by another 14.2% rate decrease for policies written after June 30, 2007.

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

New York’s Premium Rates.  Workers’ compensation rates in New York have experienced significant pricing pressure since the legislative reforms adopted in March 2007. Following almost two years of relatively stable rates, in July 2007, the New York State Superintendent of Insurance ordered that overall policyholders’ costs for workers’ compensation be reduced by an average of 20.5% effective October 1, 2007. This 20.5% reduction included both changes in the workers’ compensation rates set by the New York State Workers’ Compensation Board as well as a change to the New York State assessment. The rate reduction was based upon an analysis of the impact of the reforms and market trends associated with New York’s 2007 Workers’ Compensation Reform Act signed into law in March 2007, which was intended to create a significantly less expensive system of workers’ compensation in New York while increasing the weekly benefits paid to injured workers. In addition, in February 2008, New York State enacted related legislation that requires workers’ compensation insurers to establish premiums based on loss cost multipliers instead of a mandate rate. In August 2008, it was announced that workers’ compensation rates in New York will be reduced by an additional 5% percent for 2009, bringing the total reduction to about 25% from the 2007 pre-reform rates.

Principal Revenue and Expense Items

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

Investment Income.  Our investment income is dependent upon the average invested assets in our portfolio and the yield that we earn on those invested assets. Our investment yield depends on market interest rates and the credit quality and maturity period of our invested assets. In addition, we realize capital gains or losses on sales of investments and realize losses on impairment of investments as a result of changing market conditions, including changes in market interest rates and changes in the credit quality of our invested assets.

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

Critical Accounting Policies and Estimates

It is important to understand our accounting policies in order to understand our financial statements. Management considers some of these policies to be critical to the presentation of our financial results, since they require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the financial reporting date and throughout the period being reported upon. Some of the estimates result from judgments that can be subjective and complex, consequently, actual results reflected in future periods might differ from these estimates and could differ by material amounts. In addition, if factors such as those described above in Item 1A under the heading “Risk Factors” cause actual events to differ materially from management’s assumptions used in applying the relevant accounting policy, there could be a material adverse effect on our financial condition and results of operations.

We believe that the most critical accounting policies relate to the reporting of reserves for loss and loss adjustment expenses, including losses that have occurred but have not been reported to us prior to the reporting date, amounts recoverable from third party reinsurers, investments, premiums receivable, deferred policy acquisition costs, goodwill, deferred income taxes and the valuation of share based compensation. The following description of our critical accounting policies should be read in conjunction with the notes to our consolidated financial statements.

Reserve for Losses and Loss Adjustment Expenses

We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for losses and loss adjustment expenses represent the estimated cost of all reported and unreported losses and loss adjustment expenses incurred and unpaid at any given point in time based on known facts and circumstances. In establishing our reserves, we do not use loss discounting, which would involve recognizing the time value of money and offsetting estimates of future payments by future expected investment income. Our reserves for loss and loss adjustment expenses are estimated using case-by-case valuations and statistical analyses. Additional information regarding our reserves for losses and loss adjustment expenses and our processes for establishing the reserves can be found in Item 1 above under the headings “Business — Primary Insurance Segment — Reserves for Losses and Loss Adjustment Expenses” and “Business — Reinsurance Segment — Reserves for Losses and Loss Adjustment Expenses.”

Variation in Ultimate Loss Estimates.  The actuarial techniques that we use to establish our loss reserves are based upon a combination of our historical experience as well as industry information. These techniques recognize, among other factors:

•	our claims experience;

•	the industry’s claim experience;

•	historical trends in reserving patterns and loss payments;

•	the impact of claim inflation and/or deflation;

•	the pending level of unpaid claims;

•	the cost of claim settlements;

•	legislative reforms affecting workers’ compensation;

•	the overall environment in which insurance companies operate; and

•	trends in claim frequency and severity.

In addition, there are loss and loss adjustment expense risk factors that affect workers’ compensation claims that can change over time and also cause our loss reserves to fluctuate. Some examples of these risk factors include, but are not limited to, the following:

•	recovery time from the injury;

•	degree of patient responsiveness to treatment;

•	use of pharmaceutical drugs;

•	type and effectiveness of medical treatments;

•	frequency of visits to healthcare providers;

•	changes in costs of medical treatments;

•	availability of new medical treatments and equipment;

•	types of healthcare providers used;

•	availability of light duty for early return to work;

•	attorney involvement;

•	legislative reform;

•	wage inflation in states that index benefits; and

•	changes in administrative policies of second injury funds.

Our loss reserve estimates can also vary due to factors that affect our book of primary insurance and reinsurance business. Some examples of these risk factors include, but are not limited to, the following:

•	mix of injury type;

•	change in mix of business by state;

•	change in mix of business by employer type;

•	small volume of internal data; and

•	significant exposure growth over recent data periods.

Impact of Changes in Key Assumptions on Reserve Volatility.  The most significant factor currently impacting our loss reserve estimates is the reliance on historical reserving patterns and loss payments from Majestic and Twin Bridges and the industry, also referred to as loss development patterns. The actuarial methods that we use depend at varying levels on loss development patterns based on past information. Development is defined as the difference, on successive valuation dates, between observed values of certain fundamental metrics that may be used in the loss reserve estimation process. For example, the data may be paid losses, case incurred losses and the change in case reserves or claim counts, including reported claims, closed claims or reopened claims. Development can be expected, meaning it is consistent with prior results; favorable (better than expected); or unfavorable (worse than expected). In all cases, we are comparing the actual development of the data in the current valuation with what was expected based on the historical patterns in the underlying data. Favorable development indicates a basis for reducing the estimated ultimate loss amounts, thereby increasing net income, while unfavorable development indicates a basis for increasing the estimated ultimate loss amounts, thereby decreasing net income. We reflect the favorable or unfavorable development in loss reserves in the results of operations in the period in which the ultimate loss estimates are changed.

The predictive ability of loss development factors is dependent on consistent underwriting, claims handling, and inflation, among other factors, and predictable legislatively and judicially imposed legal requirements. If all things remain equal, losses incurred in 2008 should develop similarly to losses incurred in 2007 and prior years. Thus, if the net loss ratio, which is calculated by dividing the loss and loss adjustment expense by net premiums earned, for premiums written in year one is 67% we expect that the net loss ratio for premiums written in year 2 also would be 67%. However, due to the inherent uncertainty in the loss development factors, our actual liabilities may differ significantly from our original estimates.

Our estimated ultimate losses for accident year 2008 are based on a combination of the three primary methods described in Item 1 above under the heading “Business — Primary Insurance Segment — Reserves for Losses and Loss Adjustment Expenses,” plus consideration of trended premiums. This is consistent with our reserving approach for the current accident year at prior year-end valuations. During the year ended December 31, 2008, we adjusted our current year estimated loss ratio in the primary insurance segment to 77% from 68%. We adjusted the estimated loss ratio for 2008 due to previous rate reductions in California and higher than expected losses associated with certain business underwritten in New York.

For all other accident years, the estimated ultimate losses are developed using a variety of actuarial techniques. In reviewing this information, we consider certain factors to be especially important because they increase the variability risk factors in our loss reserve estimates. Majestic’s written premiums have grown consistently since our acquisition in November 2006. Part of this growth results from our geographic diversification of Majestic’s product offerings to three new states (New Jersey, New York and Florida) that were not included in Majestic’s historical data. In addition, a significant portion of Majestic’s loss reserves are related to business written in California, which is based largely on Majestic’s book of business prior to our acquisition. Over the last several years, three significant comprehensive legislative reforms were enacted in California which resulted in uncertainty regarding the impact of the reforms on loss payments, loss development and, ultimately, loss reserves. Therefore, Majestic’s historical data is less reliable as an indicator of future loss. In response to the reform legislation and a continuing drop in the frequency of workers’ compensation claims, the pure premium rates approved by the California Insurance Commissioner effective January 1, 2008 were 65.1% lower than the pure premium rates in effect as of July 1,

2003. We consider all of these factors to be important in our review of the data because they increase the variability risk factors in our loss reserve estimates.

In our primary insurance segment, our paid loss data for state act indemnity for California displayed decreasing, or deflationary, trends over the most recent valuations at December 31, 2008. The decreasing trends are exhibited in the paid loss development data for the 2004 through 2007 accident years. The decisions to decrease the estimated ultimate losses for accident years 2004 and 2005 at December 31, 2006, and for accident years 2005 and 2006 at December 31, 2007, and for accident years 2006 and 2007 at December 31, 2008, were appropriately made, as the underlying loss data showed sustained and continued improvement over the prior twelve months, which we determined was an appropriate amount of time to be considered reliable for our estimate. We believe that our loss development factor selections are appropriate given the relative immaturity of our data. Over time, as the data for these accident years mature and uncertainty surrounding the ultimate outcome of the claim costs diminishes, the full impact of the actual loss development will be factored into our assumptions and selections.

In our reinsurance segment, since we have limited historical experience, prior year losses were estimated based on industry data and resulted in reinsurance loss ratios ranging from 32% to 66%. We reevaluated the loss ratios at December 31, 2007 and December 31, 2008 and recognized favorable development for the years ended December 31, 2008 and 2007. The favorable development relates primarily to accident years 2005 and 2006 for which actual results have been better than industry excess of loss factors. We establish our reinsurance segment loss reserves at the actuary’s best estimate of expected outcomes for most direct and assumed risks, and at a higher, moderately conservative level for risks originating from the self-insured groups in New York.

Reserve Sensitivities.  Although many factors influence the actual cost of claims and the corresponding unpaid loss and loss adjustment expense estimates, we do not measure and estimate values for all of these variables individually. This is due to the fact that many of the factors that are known to impact the cost of claims cannot be measured directly. One such factor is the impact of economic inflation on claim costs and coverage interpretations. In most instances, we rely on historical experience or industry information to estimate values for the variables that are explicitly used in the unpaid loss and loss adjustment expense analysis. We assume that the historical effect of these unmeasured factors, which is embedded in our experience or industry experience, is representative of future effects of these factors. Nevertheless, actual claims costs will vary from our estimate of ultimate claim costs, perhaps by substantial amounts, due to the inherent variability of the business written, the potentially significant claim settlement lags and the fact that not all events affecting future claim costs can be estimated.

As discussed above, there are a number of variables that can impact, individually or in combination, the adequacy of our loss and loss adjustment expense liabilities. While the actuarial methods employed factor in amounts for these circumstances, the loss reserves may prove to be inadequate despite the actuarial methods used. An example is provided below to highlight the potential variability present in our loss reserves

Claim cost inflation can result from medical cost inflation, wage inflation and severity of injury. As discussed above, the actuarial methods employed include an amount for claim cost inflation based on historical experience with some adjustment in cases of legislative reforms. We assume that the historical effect of this factor, which is embedded in our experience and industry experience, is representative of future effects for claim inflation. To the extent that the historical factors, and the actuarial methods utilized, are inadequate to recognize future inflationary trends, our unpaid loss and loss adjustment expense liabilities may be inadequate. The more recent accident years are subject to greater variability. If our estimate of future loss cost trends is three percentage points inadequate (e.g., if we estimate a 6% inflation annual trend and the actual trend is 9%), our unpaid loss and loss adjustment expense liability in our primary insurance segment would be inadequate by approximately $6.0 million on a pre-tax basis, or 2%, as of December 31, 2008. Using the same assumptions for our reinsurance segment, our unpaid loss and loss adjustment expense liabilities in our reinsurance segment would be inadequate by approximately $1.0 million on a pre-tax basis, or 3%, as of December 31, 2008. Under these assumptions, the inadequacy of approximately $7.0 million represents approximately 7% of total shareholders’ equity at December 31, 2008. The impact of any reserve deficiencies, or redundancies, on our reported results and future earnings is discussed below.

We review our reserves on a quarterly basis to determine whether they are consistent with our actual results. In the event of a discrepancy, we would seek to determine the causes (underwriting, claims, inflation, regulatory) and would adjust our reserves accordingly. In the event that our estimates of ultimate unpaid loss and loss adjustment expense liabilities prove to be greater or less than the ultimate liability, our future earnings and financial position could be positively or negatively impacted. Future earnings would be reduced by the amount of any deficiencies in the year(s) in which the claims are paid or the unpaid loss and loss adjustment expense liabilities are increased. For example, if we determined our unpaid loss and loss adjustment expense liability in our primary insurance segment of $214.4 million as of December 31, 2008 to be 5% inadequate, we would experience a pre-tax reduction in future earnings of approximately $10.7 million. If we determined our unpaid loss and loss adjustment expense liability in our reinsurance segment of $31.2 million as of December 31, 2008 to be 5% inadequate, we would experience a pre-tax reduction in future earnings of approximately $1.6 million. The reduction could be realized in one year or multiple years, depending on when the deficiency is identified. The deficiency would also impact our financial position because our statutory surplus would be reduced by an amount equal to the reduction in net income. Any deficiency is typically recognized in the unpaid loss and loss adjustment expense liability and, accordingly, it typically does not have a material effect on our liquidity because the claims have not been paid. Since the claims will typically be paid out over a multi-year period, we have generally been able to adjust our investments to match the anticipated future claim payments. Conversely, if our estimates of ultimate unpaid loss and loss adjustment expense liabilities prove to be redundant, our future earnings and financial position would be improved.

Reinsurance Recoverable

Amounts recoverable from reinsurers are estimated on an individual contract basis, in a manner consistent with the associated reserve for losses and loss adjustment expenses. Included in reinsurance recoverables are paid losses recoverable from reinsurers and prepaid reinsurance premiums to reinsurers. Such recoverables are reported net of any allowance for estimated uncollectible reinsurance recoverables. We evaluate and monitor the financial condition of our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies. We calculate amounts recoverable from reinsurers based on our estimates of the underlying loss and loss adjustment expenses, which themselves are subject to significant judgments and uncertainties described above under the heading “Reserve for Losses and Loss Adjustment Expenses.” Changes in the estimates and assumptions underlying the calculation of our loss reserves may have an impact on the balance of our reinsurance recoverables. In general, one would expect an increase in our underlying loss reserves on claims subject to reinsurance to increase our reinsurance recoverables. The amount of the increase would depend on a number of considerations including, but not limited to, the terms and attachment points of our reinsurance contracts and the incurred amount on various claims subject to reinsurance. Changes in reinsurance recoverables are recorded in the period in which the estimate is revised. We assessed the collectability of our year-end receivables and believe that all amounts are collectible based on currently available information. Therefore, as of December 31, 2008, 2007 and 2006, we had no reserve for uncollectible reinsurance recoverables.

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

At the end of the policy terms, payroll-based premium audits are performed to determine earned premiums for that policy year. Earned but unbilled premiums include estimated future premiums and are subject to changes in payrolls, economic conditions and seasonality. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Any such adjustments are included in current operations.

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

Goodwill

Goodwill represents the excess of the cost of acquiring a business enterprise over the fair value of the net assets acquired. Under SFAS 142, Goodwill and Other Intangible Assets, we will test the carrying value of our goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test.

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

Recent accounting pronouncements not yet effective

In December 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement 141 (Revised) Business Combinations (FAS 141R). FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes, measures and reports the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The pronouncement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning after December 15, 2008. We will adopt this pronouncement in the first quarter of fiscal 2009, and it will impact any acquisitions consummated subsequent to the effective date.

In December 2007, the FASB issued FASB Statement 160 Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (FAS 160). FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for fiscal years beginning after December 15, 2008, except for the presentation and disclosure requirements which are applied on a retrospective basis for all period presented. We are currently evaluating the potential impact, if any, of the adoption of FAS 160 on our financial condition and results of operations.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3 Determination of the Useful Life of Intangible Assets. The FSP amends the factors that an entity should consider in determining the useful life of a recognized intangible asset under FAS 142, Goodwill and Other Intangible Assets, to include the entity’s historical experience in renewing or extending similar arrangements, whether or not the arrangements have explicit renewal or extension provisions. Previously an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or modifications. Entities without their own historical experience should consider the assumptions market participants would use about renewal or extension. The amendment may result in the useful life of an entity’s intangible asset differing from the period of expected cash flows that was used to measure the fair value of the underlying asset using the market participant’s perceived value. The FSP also requires disclosure in addition to that already required by FAS 142. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years. Early adoption is prohibited. The requirements for determining the useful life of intangible assets apply to intangible assets acquired after January 1, 2009. The disclosure requirements will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

In May 2008, the FASB issued FASB Statement 162 (FAS 162) The Hierarchy of Generally Accepted Accounting Principles. FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This Statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not believe the adoption will have a material impact on its financial condition or results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in FAS 128, Earnings per Share. EITF 03-6-1 redefines participating securities to include unvested share-based payment awards that contain non-forfeitable dividends or dividend equivalents as participating securities to be included in the computation of EPS pursuant to the “two-class method.” Outstanding unvested restricted stock and deferred stock units issued under employee compensation programs containing such dividend participation features would be considered participating securities subject to the “two-class method” in computing EPS rather than the “treasury stock method.” EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those years. Early application was not permitted. The Company does not expect the provisions of EITF 03-6-1 to have a material effect on its financial condition or results of operations.

Results of Operations

Consolidated Results

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Revenues
Net premiums earned	$121,942	$116,843	$30,702
Fee-based management services	7,329	8,846	12,330
Investment Income	13,900	11,279	4,205

Total Revenues	143,171	136,968	47,237

Expenses
Losses and loss adjustment expenses	85,506	64,075	10,490
Fees paid to general agents and brokers	3,983	2,438	2,373
Policy acquisition costs	19,153	18,313	8,249
Selling, general and administrative expenses	30,725	29,222	18,498
Interest Expense	3,718	3,899	501

Total Expenses	143,085	117,947	40,111

Income from continuing operations	2,023	18,042	8,200

(Loss) income on discontinued operations	(3,519)	2,100	6,056

Net (Loss) Income	$(1,496)	$20,142	$14,256

Earnings per share from continuing operations
Basic	$0.12	$1.11	$0.51
Fully diluted	$0.12	$1.11	$0.51
(Loss) earnings per share from discontinued operations
Basic	$(0.21)	$0.13	$0.37
Fully diluted	$(0.21)	$0.13	$0.37

Consolidated Results of Operations 2008 Compared to 2007

Total Revenues.  Consolidated total revenues increased $6.2 million, or 5%, to $143.2 million for the year ended December 31, 2008, from $137.0 million for the year ended December 31, 2007. The increase in total revenues was primarily due to a $5.1 million, or 4% increase in our consolidated net premiums earned and a $2.6 million or 23% increase in net investment income from 2007 to 2008. This increase was somewhat offset by a $1.5 million or 17% decrease in revenue from our fee-based management services for the same period last year.

Total Expenses.  Consolidated total expenses increased $25.2 million, or 21%, to $143.1 million for the year ended December 31, 2008, from $117.9 million for the year ended December 31, 2007. The increase was primarily attributable to a $21.4 million increase in loss and loss adjustment expenses in our primary and reinsurance segments. Increases of $8.6 million of selling, general and administrative expenses in our primary insurance segment, $1.5 million of fees paid to general agents and brokers in our fee-based management services segment, and $0.8 million of net increases in policy acquisition costs were somewhat offset by a $7.1 million decrease of selling, general and administrative expenses in our corporate and other and fee-based management services segments.

Income from Continuing Operations before Taxes.  Income from continuing operations before taxes was $0.1 million for the year ended December 31, 2008, a decrease of $18.9 million as compared to $19.0 million for the year ended December 31, 2007. Decreases in the operating results of our primary insurance, reinsurance and fee-based management services segment were somewhat offset by decreased operating losses in our corporate and other segment.

Provision for Income Taxes.  We recorded an income tax benefit from continuing operations of $1.9 million for the year ended December 31, 2008, compared to a $1.0 million income tax provision for the year ended December 31, 2007. Our income tax benefit/provision represented the net income tax benefit/provision on taxable income of our U.S. domiciled subsidiaries that are included in continuing operations. CRM Holdings and Twin Bridges, our Bermuda domiciled subsidiaries, are not subject to U.S. income taxations.

The income tax benefit for the year ended December 31, 2008 included a current tax benefit of $1.1 million and a deferred tax benefit of $0.8 million. The current tax benefit of $1.1 million for the year ended December 31, 2008 was primarily due to the tax impact of net losses of our corporate and other segment somewhat offset by net income in our primary insurance and fee-based management services segment. The deferred tax provision of $0.8 million was primarily due to temporary reporting differences of net loss reserves, unearned premium reserves and deferred policy acquisition costs for financial statement purposes and for federal income tax purposes.

The income tax provision for the year ended December 31, 2007 included a current tax provision of $3.0 million and a deferred tax benefit of $2.0 million. The deferred tax benefit of $2.0 million was primarily due to temporary reporting differences of net loss reserves, unearned premium reserves and deferred policy acquisition costs for financial statement purposes and for federal income tax purposes.

Discontinued Operations.  We recorded losses of $3.5 million and income of $2.1 million on discontinued operations for the years ended December 31, 2008 and 2007, respectively. As of September 8, 2008, we stopped providing fee-based management services in New York and ceased to manage any self-insured groups in New York or provide bill review and case management services for self-insured groups or third party clients. Accordingly, the results of CRM and Eimar, which were historically reported in the fee-based management services segment, have been reclassified to discontinued operations for the years ended December 31, 2008 and 2007.

Losses recorded for the year ended December 31, 2008 were primarily due to (a) the continuation of claims management and other administrative services provided to the New York self-insured groups without the benefit of management fees earned for providing those services, (b) reserving for uncollectible receivables, and (c) the write off of impaired fixed assets, goodwill and other intangible assets of CRM and Eimar. General corporate overhead previously included in CRM and Eimar have been reclassified to continuing operations in our corporate and other segment as discussed in “Corporate and Other Segment — Selling, General and Administrative Expenses” below.

Net (Loss) Income.  Consolidated net loss for the year ended December 31, 2008 was $1.5 million compared to net income of $20.1 million for the year ended December 31, 2007. Decreases in the net income of our reinsurance, primary insurance and fee-based management services segments and the effects of discontinued operations were somewhat offset by decreased net losses of our corporate and other segment.

Consolidated Results of Operations 2007 Compared to 2006

Total Revenues.  Consolidated total revenues increased $89.8 million to $137.0 million for the year ended December 31, 2007, from $47.2 million for the year ended December 31, 2006. Of the increase, $91.4 million was attributable to our primary insurance segment as the results of Majestic were not included in our primary insurance segment prior to our November 14, 2006 acquisition. Increases in our primary insurance and reinsurance segments were somewhat offset by decreases in our fee-based management services and corporate and other segments.

Total Expenses.  Consolidated total expenses increased $77.8 million to $117.9 million for the year ended December 31, 2007, from $40.1 million for the year ended December 31, 2006. Of the increase, $76.4 million, or 98% was attributable to our primary insurance segment as the results of Majestic were not included in our primary insurance segment prior to our November 14, 2006 acquisition. Increases in the total expenses of our corporate and other segment were somewhat offset by decreases in the total expenses of our fee-based management services and reinsurance segments.

Income from Continuing Operations before Taxes.  Consolidated income from continuing operations before taxes increased $11.9 million to $19.0 million for the year ended December 31, 2007, from $7.1 million for the year ended December 31, 2006. Of this increase, $15.0 million was attributable to our primary insurance segment as the results of Majestic were not included in our primary insurance segment prior to our November 14, 2006 acquisition.

Increases in our primary and reinsurance segments were somewhat offset by decreases in our corporate and other and fee-based management services segments.

Provision for Income Taxes.  We recorded an income tax provision from continuing operations of $1.0 million for the year ended December 31, 2007 as compared to an income tax benefit of $1.2 million for the year ended December 31, 2006. Our income tax provision/benefit represented the net income tax benefit/provision on taxable income of our U.S. domiciled subsidiaries that are included in continuing operations. CRM Holdings and Twin Bridges, our Bermuda domiciled subsidiaries, are not subject to U.S. income taxation.

The income tax provision for the year ended December 31, 2007 included a current tax provision of $3.0 million and a deferred tax benefit of $2.1 million. The deferred tax provision of $2.1 million was primarily due to temporary differences from net loss reserves, unearned premium reserves and deferred policy acquisition costs being reported differently for financial statement purposes than for federal income tax purposes.

The income tax benefit for the year ended December 31, 2006 included a current tax benefit of $0.9 million and a deferred tax benefit of $0.2 million. The current tax benefit of $0.9 million for the year ended December 31, 2006 was primarily due to the tax impact of net losses of our corporate and other segment somewhat offset by net income in our fee-based management and primary insurance services segments. The deferred tax benefit of $0.2 million was primarily due to temporary differences from net loss reserves, unearned premium reserves and deferred policy acquisition costs being reported differently for financial statement purposes than for federal income tax purposes.

Discontinued Operations.  We recorded net income of $2.1 million and $6.1 million on discontinued operations for the years ended December 31, 2007 and 2006, respectively. As discussed above, we stopped providing fee-based management services in New York as of September 8, 2008. Accordingly, the results of CRM and Eimar, which were historically reported in the fee-based management services segment, have been reclassified to discontinued operations for the years ended December 31, 2007 and 2006. General corporate overhead previously included in CRM and Eimar have been reclassified to continuing operations in our corporate and other segment as discussed in “Corporate and Other Segment — Selling, General and Administrative Expenses” below.

Net (Loss) Income.  Consolidated net income increased $5.8 million, or 41%, to $20.1 million for the year ended December 31, 2007, from $14.3 million for the year ended December 31, 2006. Of the increase, $10.9 million, was attributable to our primary insurance segment as the results of Majestic were not included in our primary insurance segment prior to our November 14, 2006 acquisition. Increases in the net income of our primary insurance and reinsurance segments were somewhat offset by discontinued operations and decreases in the net income of our fee-based management services and increased net losses in our corporate and other segment.

Primary Insurance Segment

	Years Ended December 31, 2008
	2008	2007	2006
	(Dollars in thousands)

Revenues
Net premiums earned	$93,337	$91,560	$7,736
Investment Income	12,638	8,421	850

Total Revenues	105,975	99,981	8,586

Expenses
Losses and loss adjustment expenses	68,324	57,378	5,028
Policy acquisition costs	12,682	15,352	1,339
Selling, general and administrative expenses	19,074	10,483	1,011
Interest expense	1,047	520	—

Total Expenses	101,127	83,733	7,378

Income from continuing operations before income taxes	$4,848	$16,248	$1,208

GAAP Combined Ratio
Loss and loss adjustment expense ratio(1)	73.2%	62.7%	65.0%
Underwriting expense ratio(2)	34.0%	28.2%	30.4%
GAAP combined ratio(3)	107.2%	90.9%	95.4%

(1)	The loss and loss adjustment ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned.

(2)	The underwriting expense ratio is calculated by dividing underwriting and certain other operating costs, commissions and salaries and benefits by the current year’s net premiums earned.

(3)	The GAAP combined ratio is the sum of the loss and loss adjustment expense ratio and the net underwriting expense ratio.

Primary Insurance Segment Results of Operations 2008 Compared to 2007

Net Premiums Earned.  Net premiums earned increased $1.7 million, or 2%, to $93.3 million for the year ended December 31, 2008, from $91.6 million for the year ended December 31, 2007. During the year ended December 31, 2008, we increased our primary insurance gross earned premiums by $13.4 million, which is primarily attributable to growth in New York and New Jersey, somewhat offset by decreases in California. This increase in gross earned premiums was offset by increases in earned premiums ceded to reinsurers under our various quota share reinsurance agreements, which are more fully described in “Item 8. Financial Statements — Note 11. Insurance Activity.” Primary net earned premiums for the year ended December 31, 2007 included the one time effect of the Novation Agreement, which is more fully described in “Item 8. Financial Statements — Note 11. Insurance Activity.” The Novation Agreement resulted in $10.7 million of additional premiums for the year ended December 31, 2007. The increase in net premiums earned for the year ended December 31, 2008 compared to the year ended December 31, 2007 was also partially offset by a decrease in premiums resulting from the run-off of insurance previously written under the United States Longshore and Harbor Workers’ Compensation Act, which we voluntarily ceased writing in 2007.

Geographically, our net premiums earned were:

	Year Ended December 31,
	2008		2007
	(Dollars in thousands)

California	$55,947	60%	$71,392	78%
New York/New Jersey	33,607	36%	15,679	17%
Others	3,783	4%	4,490	5%

Total	$93,337	100%	$91,561	100%

Net Investment Income.  Net investment income increased $4.2 million, or 50%, to $12.6 million for the year ended December 31, 2008, from $8.4 million for the year ended December 31, 2007. This increase was primarily due to $4.1 million of recorded gains on our available-for-sale portfolio during the year ended December 31, 2008 and $2.2 million of investment income from increased investment holdings. These increases were somewhat offset by $1.9 million of recorded losses from available-for-sale securities that were either deemed to be other-than-temporarily impaired or were sold at a loss.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses increased $10.9 million, or 19%, to $68.3 million for the year ended December 31, 2008, from $57.4 million for the year ended December 31, 2007.

During the year ended December 31, 2008, Majestic recorded a $3.6 million decrease in its estimated cost of settling claims as a result of favorable loss cost trends in the California market. The favorable development was predominantly related to accident years 2007 and 2006, for which reported indemnity claims have developed better than expected. This favorable development resulted in an estimated return of premiums on retrospectively rated policies in the amount of $1.7 million for the year ended December 31, 2008.

The loss and loss adjustment expense ratio for our primary insurance segment for the year ended December 31, 2008 was 73% compared to 63% for the year ended December 31, 2007. Our current accident year loss and loss adjustment expense ratio was higher in 2008 compared to 2007 as a result of rate reductions in California, as discussed above in “Industry Trends — California Premium Rates,” and higher than expected losses associated with certain business underwritten in New York. Excluding prior year development, the loss and loss adjustment expense ratio is 77%. We have established loss reserves at December 31, 2008 that are based upon our current best estimate of losses and loss adjustment expenses. The methods for making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any adjustments are reflected in current operations.

Policy Acquisition Costs.  Policy acquisition costs decreased $2.7 million, or 17%, to $12.7 million for the year ended December 31, 2008, from $15.4 million for the year ended December 31, 2007. This decrease was primarily due to ceding commission income on the 40% Quota Share Agreement that was effective July 1, 2008. The decrease was also due to the first quarter effect of ceding commission income paid by Twin Bridges to Majestic, on the 40% quota share agreement with Twin Bridges. The ceding commission income between Majestic and Twin Bridges decreased in the last three quarters of 2008 as the 40% quota share agreement between Majestic and Twin Bridges was reduced to a 5% quota share agreement as discussed in “Item 8. Financial Statements — Note 11. Insurance Activity.”

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $8.6 million, or 82%, to $19.1 million for the year ended December 31, 2008, from $10.5 million for the year ended December 31, 2007. The increase was primarily due to $7.8 million of allocated selling, general and administrative expenses from our corporate and other segment and a $1.4 million reserve established for potentially uncollectible receivables, somewhat offset by a decrease in assessments for state guaranty funds.

Interest Expense.  Interest expense increased $0.5 million, or 100%, to $1.0 million for the year ended December 31, 2008, from $0.5 million for the year ended December 31, 2007. The increase was primarily due to the full year effects of interest expense on funds provided by Twin Bridges as collateral for unpaid ceded liabilities under reinsurance agreements for the year ended December 31, 2008. The funds withheld arrangement between Majestic and Twin Bridges was only in effect in the fourth quarter of 2007.

Net Income.  Net income attributable to the primary insurance segment for the year ended December 31, 2008 was $4.0 million compared to $11.7 million for the year ended December 31, 2007, a decrease of 66%. The decrease in net income between the year ended December 31, 2008 and 2007 is principally attributed to increases in loss and loss adjustment expenses and selling, general and administrative expenses, somewhat offset by an increase in investment income, net premiums earned and ceding commission income. The underwriting expense ratios for our primary insurance segment for the years ended December 31, 2008 and 2007 were 34% and 28%, respectively.

Primary Insurance Segment Results of Operations 2007 Compared to 2006

Net Premiums Earned.  Net premiums earned increased $83.9 million, to $91.6 million for the year ended December 31, 2007, from $7.7 million for the year ended December 31, 2006 as the results of Majestic were not included in our primary insurance segment prior to our November 14, 2006 acquisition.

Of the $91.6 million of net primary insurance premiums earned for the year ended December 31, 2007, $10.7 million or 12% was due to the Novation Agreement as more fully described in “Item 8. Financial Statements — Note 11. Insurance Activity,” while $2.2 million, or 2%, was related to net premiums earned on excess workers’ compensation policies issued by Majestic to certain of the self-insured groups managed by CRM CA and formerly managed by CRM and other third party self-insured entities. The remaining $78.7 million, or 86% was related to premiums earned by Majestic’s primary insurance policies.

Geographically, our net premiums earned were:

	Year Ended December 31,
	2007		2006
	(Dollars in thousands)

California	$71,392	78%	$7,021	91%
New York/New Jersey	15,679	17%	—	—%
Others	4,490	5%	715	9%

Total	$91,561	100%	$7,736	100%

Net Investment Income.  Net investment income increased $7.6 million to $8.4 million for the year ended December 31, 2007, from $0.8 million for the year ended December 31, 2006 as the results of Majestic were not included in our primary insurance segment prior to our November 14, 2006 acquisition.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses increased $52.4 million to $57.4 million for the year ended December 31, 2007, from $5.0 million for the year ended December 31, 2006 as the results of Majestic were not included in our primary insurance segment prior to our November 14, 2006 acquisition.

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

Policy Acquisition Costs.  Policy acquisition costs increased $14.0 million to $15.4 million for the year ended December 31, 2007, from $1.4 million for the year ended December 31, 2006 as the results of Majestic were not included in our primary insurance segment prior to our November 14, 2006 acquisition.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $9.5 million to $10.5 million for the year ended December 31, 2007, from $1.0 million for the year ended

December 31, 2006 as the results of Majestic were not included in our primary insurance segment prior to our November 14, 2006 acquisition.

Interest Expense.  Interest expense for the year ended December 31, 2007 consisted of $0.5 million of interest expense on funds provided by Twin Bridges as collateral for unpaid ceded liabilities under reinsurance agreements. There was no intercompany interest expense for the year ended December 31, 2006.

Net Income.  Net income attributable to our primary insurance segment increased $10.8 million, to $11.7 million for the year ended December 31, 2007, from $0.9 million for the year ended December 31, 2006 as the results of Majestic were not included in our primary insurance segment prior to our November 14, 2006 acquisition.

Reinsurance Segment

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Revenues
Net premiums earned	$28,605	$25,283	$22,965
Investment Income	2,104	3,014	2,618

Total Revenues	30,710	28,297	25,583

Expenses
Losses and loss adjustment expenses	17,180	6,696	5,462
Policy acquisition costs	7,360	4,456	6,909
Selling, general and administrative expenses	1,023	1,030	630
Total Expenses	25,563	12,182	13,001

Income from continuing operations before income taxes	$5,146	$16,115	$12,582

GAAP Combined Ratio
Loss and loss adjustment expense ratio(1)	60.1%	26.5%	23.8%
Underwriting expense ratio(2)	29.3%	21.7%	32.8%
GAAP combined ratio(3)	89.4%	48.2%	56.6%

(1)	The loss and loss adjustment ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned.

(2)	The underwriting expense ratio is calculated by dividing underwriting and certain other operating costs, commissions and salaries and benefits by the current year’s net premiums earned.

(3)	The GAAP combined ratio is the sum of the loss and loss adjustment expense ratio and the net underwriting expense ratio.

Reinsurance Segment Results of Operations 2008 Compared to 2007

Net Premiums Earned.  Net premiums earned increased $3.3 million, or 13%, to $28.6 million for the year ended December 31, 2008, from $25.3 million for the year ended December 31, 2007. The increase was primarily due to the $16.0 million increase in net premiums ceded from Majestic to Twin Bridges under the 5% Quota Share Agreement and a $1.2 million increase in net premiums ceded from Majestic to Twin Bridges under Majestic’s excess of loss treaty. These increases were somewhat offset by a $13.9 million reduction in net premiums earned under the 90% Quota Share Agreement. Of the reduction in net premiums under the 90% Quota Share Agreement, $10.8 million was attributable to the closure of the New York self-insured groups formerly managed by CRM and $4.1 million is due to reduced premiums under management of the self-insured groups currently managed by CRM CA. These decreases are somewhat offset by a $0.9 million increase in premiums under management in Florida. The quota share and excess of loss agreements between Majestic and Twin Bridges are fully described in “Item 8. Financial Statements — Note 11. Insurance Activity.”

Net Investment Income.  Net investment income decreased $0.9 million, or 30%, to $2.1 million for the year ended December 31, 2008, from $3.0 million for the year ended December 31, 2007. The decrease was primarily due to a lower yield earned by Twin Bridges on funds provided as collateral to Majestic for unpaid ceded liabilities withheld by Majestic in 2008, compared to the yield earned on fixed income holdings for the first three quarters of 2007.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses increased $10.5 million, or 157%, to $17.2 million for the year ended December 31, 2008, from $6.7 million for the year ended December 31, 2007. The increase was primarily due to a higher loss ratio on the primary insurance business assumed from Majestic as described above in “Reinsurance Segment Results of Operations 2008 Compared to 2007 — Net Premiums Earned.” The increase was somewhat offset by the reduction of prior years estimated losses of $2.0 million.

Since Twin Bridges has limited historical experience, losses on excess policies are estimated based on industry data. The estimate for loss and loss adjustment expenses on the primary business ceded from Majestic to Twin Bridges is based on the net and direct analyses of Majestic’s business as discussed described in “Item 8. Financial Statements — Note 10. Losses and Loss Adjustment Expenses.” Because of lower than industry average number of reported claims and other relevant business factors, management considers it appropriate to establish reserves at the actuary’s higher, moderately conservative level of expected outcomes for assumed risks originating in New York, and at the actuary’s best estimate of expected outcomes for risks originating in California and all other states. This determination has resulted in recognizing favorable development for the year ended December 31, 2008. The loss and loss adjustment expense ratio for our reinsurance insurance segment for the year ended December 31, 2008 was 60% compared to 27% for the year ended December 31, 2007. The methods for making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any adjustments are reflected in current operations.

Policy Acquisition Costs.  Policy acquisition costs increased $2.9 million, or 65%, to $7.4 million for the year ended December 31, 2008, from $4.5 million for the year ended December 31, 2007. The increase was primarily due to policy acquisition costs on the reinsurance activity described above in “Reinsurance Segment Results of Operations 2008 Compared to 2007 — Net Premiums Earned.”

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were unchanged at $1.0 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. Selling, general and administrative expenses at Twin Bridges are relatively fixed in nature and not sensitive to changes in premium volume.

Net Income.  Net income attributable to the reinsurance segment for the year ended December 31, 2008 was $5.1 million compared to $16.1 million for the year ended December 31, 2007, a decrease of 68%. The decrease in net income between the years ended December 31, 2008 and 2007 was principally attributable to increased losses and loss adjustment expenses and policy acquisition costs related to the increased net premiums ceded to Twin Bridges on Majestic’s primary insurance business as described above reinsurance segment Results of Operations 2008 Compared to 2007 — Net Premiums Earned. The underwriting expense ratios for our reinsurance segment were 29% and 22% for the years ended December 31, 2008 and 2007, respectively.

Reinsurance Segment Results of Operations 2007 Compared to 2006

Net Premiums Earned.  Net premiums earned increased $2.3 million, or 10%, to $25.3 million for the year ended December 31, 2007, from $23.0 million for the year ended December 31, 2006. Of this increase, $1.3 million or 57% was due to Twin Bridges’ participation in the Majestic reinsurance treaty, the addition of third party self-insured entities to the 90% quota share agreement and excess policies issued directly to individual self-insured entities.

In addition, excess policies for five of our self-insured groups managed by CRM CA and seven of our self-insured groups formerly managed by CRM which had been previously placed with NY Marine & General were placed with Majestic during 2007. The renewal of these policies increased the percentages of premiums ceded to Twin Bridges from 70% to 90% pursuant to the 90% Quota Share Agreement. The increase in net premiums earned was somewhat offset by lower premiums under management as a result of rate decreases in five of our California self-insured groups and attrition in our largest New York self insured group.

Net Investment Income.  Net investment income increased $0.4 million, or 15%, to $3.0 million for the year ended December 31, 2007, from $2.6 million for the year ended December 31, 2006. The increase was primarily due to interest income on funds provided as collateral to Majestic for unpaid ceded liabilities withheld by Majestic in 2007. There was no intercompany interest income on funds withheld for the year ended December 31, 2006.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses in our reinsurance segment increased 23%, or $1.2 million, for the year ended December 31, 2007, to $6.7 million from $5.5 million for the year ended December 31, 2006. This increase was primarily due to the increased premiums as described above in “Reinsurance Segment Results of Operations 2007 Compared to 2006 — Net Premiums Earned” somewhat offset by the reduction of prior years estimated losses of $2.8 million.

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

Policy Acquisition Costs.  Policy acquisition costs in our reinsurance segment decreased by $2.4 million to $4.5 million for the years ended December 31, 2007 as compared to December 31, 2006. The decrease was primarily due to lower policy acquisition costs prescribed by the excess insurance policies that were placed with Majestic as described above in “Reinsurance Segment Results of Operations 2007 Compared to 2006 — Net Premiums Earned.” Policy acquisition costs under the 70% Quota Share Agreement were 26.95% of direct earned premium while policy acquisition costs under the 90% Quota Share Agreement are 15% of direct earned premiums.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $0.4 million to $1.0 million for the year ended December 31, 2007, from $0.6 million for the year ended December 31, 2006. The increase was primarily due to higher professional and consulting fees, including professional fees paid to our Bermuda manager.

Net Income.  Net income increased $3.5 million, or 28%, to $16.1 million for the year ended December 31, 2007, from $12.6 million for the year ended December 31, 2006. The increase in net income between the years ended December 31, 2007 and 2006 was principally attributable to increased net premiums ceded to Twin Bridges on Majestic’s primary insurance business, decreased policy acquisition costs on those premiums, somewhat offset by higher loss and loss adjustment expenses as described above. The underwriting expense ratio for our reinsurance segment was 22% and 33% for the years ended December 31, 2007 and 2006, respectively.

Fee-Based Management Services Segment

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Revenues
Management Fees	$8,215	$10,339	$12,330
Investment Income	(7)	17	29

Total Revenues	8,208	10,357	12,359

Expenses
Fees paid to general agents and brokers	3,983	2,438	2,373
Selling, general and administrative expenses	3,859	6,078	8,015
Total Expenses	7,842	8,516	10,388

Income from continuing operations before income taxes	$366	$1,841	$1,971

Fee-Based Management Services Segment Results of Operations 2008 Compared to 2007

Revenues from Fee-Based Management Services.  Revenues from fee-based management services decreased $2.1 million, or 21%, to $8.2 million for the year ended December 31, 2008, from $10.3 million for the year ended December 31, 2007. The decrease in revenues was principally attributable to lower premiums under management for the California self-insured groups as a result of the lower rate being charged to the members of the self-insured groups, as described above in “Drivers of Profitability — Industry Trends — California Premium Rates.” Approximately 70%, 13% and 13% of the decrease was due to lower revenues from our self-insured groups covering the contracting, healthcare and auto dealer industries, respectively.

Fees Paid to General Agents and Brokers.  Fees paid to general agents and brokers increased $1.6 million, or 63%, to $4.0 million for the year ended December 31, 2008, from $2.4 million for the year ended December 31, 2007. This increase was primarily due to the $1.6 million increase in fees paid to general agents and brokers related to the Cornerstone settlement described in “Item 8. Financial Statements — Note 20. Contingencies.”

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $2.2 million, or 37%, to $3.9 million for the year ended December 31, 2008, from $6.1 million for the year ended December 31, 2007. The decrease was primarily due to a reduction in general corporate overhead expense allocation for the year ended December 31, 2008 as compared to December 31, 2007.

Net Income.  Net income decreased $0.8 million to $0.2 million for the year ended December 31, 2008, from $1.0 million for the year ended December 31, 2007, a decrease of 80%. The decrease was primarily due to a decrease in fee-based management services revenue and the settlement of the Cornerstone litigation, somewhat offset by lower than anticipated selling, general and administrative expenses.

Fee-Based Management Services Segment Results of Operations 2007 Compared to 2006

Revenues from Fee-Based Management Services.  Revenues from fee-based management services decreased $2.0 million, or 16%, to $10.3 million for the year ended December 31, 2007, from $12.3 million for the year ended December 31, 2006. Of this decrease, $1.4 million was primarily due to lower commission rates from Majestic in 2007 as compared with commission rates from NY Marine & General in 2006. The 15% commissions that were earned on some excess placements pursuant to the 70% Quota Share Agreement in 2006 were replaced with 10% commissions pursuant to the 90% Quota Share Agreement in 2007. In addition, California fee-based income was $0.6 million lower in 2007 because the rates charged by our groups to their insured members declined by approximately 22% and our management fees declined proportionately.

Fees Paid to General Agents and Brokers.  Fees paid to general agents and brokers remained relatively unchanged at $2.4 million for the years ended December 31, 2007, as compared to December 31, 2006.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $1.9 million, or 24%, to $6.1 million for the year ended December 31, 2007, from $8.0 million for the year ended December 31, 2006. The decrease was primarily due to a reduction in general corporate overhead expense allocation for the year ended December 31, 2007 as compared to December 31, 2006.

Net Income.  Net income decreased $0.1 million, or 8%, to $1.0 million for the year ended December 31, 2007, from $1.1 million for the year ended December 31, 2006. The decrease for the year ended December 31, 2007 as compared to 2006 was principally attributable to the decrease in revenues from fee-based management services somewhat offset by decreased selling, general and administrative expenses as described above.

Corporate and Other Segment

Corporate and Other Segment Results of Operations 2008 Compared to 2007

Net investment Income.  Net Investment income decreased $0.1 million, or 39%, to $0.2 million for the year ended December 31, 2008, from $0.3 million for the year ended December 31, 2007. The decrease was primarily due to a decrease in the amount of invested assets for the year ended December 31, 2008 compared to 2007.

Interest Expense.  Interest expense decreased $0.2 million, or 32%, to $3.7 million for the year ended December 31, 2008, from $3.9 million for the year ended December 31, 2007. The decrease was primarily due to a decrease in the floating interest rate of Embarcadero’s senior debt obligation as described in “Item 8. Financial Statements — Note 13. Long-Term Debt and Other Secured Borrowings.”

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $4.9 million, or 42%, to $6.8 million for the year ended December 31, 2008, from $11.6 million for the year ended December 31, 2007. Effective September 8, 2008, CRM and Eimar were classified as discontinued operations and any general corporate overhead expenses that were included in their operations were reclassified from discontinued operations to continuing operations and reported in our corporate and other segment. For the years ended December 31, 2008 and 2007, $2.3 million and $7.7 million, respectively, of general corporate overhead expenses were allocated from discontinued operations to the corporate and other segment. In addition, in 2008 we began allocating portions of our general corporate overhead expenses to our primary insurance segment. There were no allocations of general corporate overhead expenses to our primary insurance segment for the year ended December 31, 2007.

Corporate and Other Segment Results of Operations 2007 Compared to 2006

Net Investment Income.  Net investment income decreased $0.4 million, or 51%, to $0.3 million for the year ended December 31, 2007, from $0.7 million for the year ended December 31, 2006. The decrease was primarily due to lower cash balances and investments for the year ended December 31, 2007 compared to the same period in 2006. Cash and invested assets that were held for most of 2006 were used to fund the acquisition of Embarcadero on November 14, 2006.

Interest Expense.  Interest expense increased $3.4 million to $3.9 million for the year ended December 31, 2007, from $0.5 million for the year ended December 31, 2006. This increase was primarily due to the issuance of long-term debt obligations in connection with the acquisition of Embarcadero. In November 2006, CRM USA Holdings issued $36.1 million in junior subordinated debt in order to fund the Embarcadero acquisition and also assumed $8.0 million in senior debt of Embarcadero.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $2.8 million, or 32%, to $11.6 million for the year ended December 31, 2007, from $8.8 million for the year ended December 31, 2006. The increase was primarily due to an increase in the general corporate overhead expenses allocated from discontinued to continuing operations and payments made to our former co-chief executive officer in respect of a non-compete/non-solicitation covenant agreement for the year ended December 31, 2007 as compared to December 31, 2006 as more fully described in “Item 8. Financial Statements — Note 16. Commitments.” For the years ended December 31, 2007 and 2006, $7.7 million and $5.8 million were allocated from discontinued operations to the corporate and other segment.

Investment Portfolio

We invest the funds made available by our insurance and reinsurance subsidiaries’ capital and the net cash flows from operations, with the objective to earn income and realized gains on investments. As of December 31, 2008, our investment portfolio, including cash and cash equivalents, totaled $344.1 million, an increase of 14% from December 31, 2007. The following table shows the fair market values of various categories of our investment portfolio, the percentage of the total market value of our invested assets represented by each category and the tax equivalent yield to maturity based on the fair market value of each category of invested assets as of the dates indicated:

	As of December 31, 2008			As of December 31, 2007
	(Dollars in thousands)
		Percent			Percent
	Fair	of		Fair	of
Description of Securities	Value	Total	Yield	Value	Total	Yield

U.S. Treasury and government sponsored agency securities	$93,768	30%	3.5%	$80,487	31%	4.5%
Obligations of states and political subdivisions	104,280	33%	5.0%	107,250	40%	5.0%
Corporate and other obligations	115,574	37%	5.0%	55,232	21%	4.7%

Total fixed-maturity securities	313,622	100%	4.5%	242,969	92%	4.8%

Equity securities	—	—	—	22,374	8%	—

Total investments, available for sale	$313,622	100%	4.5%	$265,343	100%	4.8%

Majestic sold all of its equity securities during the six months ended June 30, 2008 in order to protect its capital adequacy based upon changes in the investment environment, an expectation that fair values could deteriorate further and a desire to reduce exposure to a specific issuer or industry. For the year ended December 31, 2008, Majestic recorded a net gain of $1.2 million on the liquidation of its equity portfolio.

The following table shows the ratings distribution of our fixed-income portfolio by Standard and Poor’s rating as a percentage of total market value as of the dates indicated:

Rating	As of December 31, 2008
	(Dollars in thousands)
	(Unaudited)

“AAA”	$190,682	61%
“AA”	69,176	22%
“A”	43,745	14%
“BBB”	10,019	3%

Total fixed-maturity securities	$313,622	100%

We regularly evaluate our investment portfolio to identify other-than-temporary impairments in the fair values of the securities held in our investment portfolio. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be other-than-temporary, such investment is written-down to its fair value. The amount written-down is recorded in earnings as a realized loss on investments. We consider various factors in determining whether a decline in the fair value of a security is other-than-temporary, including:

•	how long and by how much the fair value of the security has been below its cost;

•	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings;

•	our intent and ability to keep the security for a sufficient time period for it to recover its value;

•	any downgrades of the security by a rating agency; and

•	any reduction or elimination of dividends, or nonpayment of scheduled interest payments.

For the year ended December 31, 2008, we recorded an impairment charge of $0.9 million related to $1.0 million par value of senior unsecured debt securities of Lehman Brothers Holdings, Inc. (“Lehman”) that we own. On September 15, 2008, Lehman filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. For the year ended December 31, 2007, we recorded an impairment charge of $0.1 million related to equity securities whose impairment was deemed to be other-than temporary. The impaired equity securities were sold in 2008. We did not record any impairment charges for the year ended December 31, 2006.

We adopted FAS 157 effective January 1, 2008. FAS 157 creates a common definition of fair value, establishes a hierarchy for determining fair value that emphasizes the use of observable market data whenever available and requires expanded disclosures as described in more detail in Note 6 of our consolidated financial statements under Item 8.

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

Our insurance subsidiaries, Majestic and Twin Bridges, maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims. At December 31, 2008, short-term investments and fixed maturity investments maturing within two years amounted to $94.4 million and $22.3 million in Majestic and Twin Bridges, respectively. These securities, in conjunction with our positive cash flow from operations, provide adequate sources of liquidity for the expected payment of our loss reserves in the near future. We do not expect to sell securities or use our credit facility to pay our policy liabilities as they come due.

Majestic and Twin Bridges are subject to insurance regulations which restrict their ability to distribute dividends as discussed in greater detail in Item 1. under the heading “Regulation.” Based on reported capital and surplus at December 31, 2008, Majestic is permitted under California insurance laws regulations to pay dividends to Embarcadero in 2008 in an amount of the greater of its statutory net income for the preceding year or 10% of its unassigned surplus at the beginning of its fiscal year. At December 31, 2008, Twin Bridges, which is required to have approximately $4.7 million in statutory capital and surplus in order to pay dividends, had approximately $28.0 million in statutory capital and surplus. In addition to these limitations, our U.S. operating subsidiaries are subject to a U.S. federal withholding tax of 30% on any dividends paid to CRM Holdings.

Majestic is required to provide security to the California Department of Insurance and the United States Department of Labor with respect to its unaffiliated reinsurance and USL&H policies, respectively. Majestic is also required to provide security with respect to its lease obligations for San Francisco office space. Majestic has a secured letter of credit facility with Comerica Bank (“Comerica Credit Facility”), whereby Majestic is able to draw secured letters of credit in an amount equal to the funds posted by Majestic. The Comerica Credit Facility has a limit of $50.0 million and may be secured by cash, investments or a combination thereof. Majestic pays a fee of 0.30% to 0.50% of the principal amount of each letter of credit issued. Majestic had $21.0 million and $15.5 million letters of credit outstanding to the California Department of Insurance and United States Department of Labor, respectively, at December 31, 2008. In addition, Majestic has a $1.5 million letter of credit outstanding with respect to lease obligations for San Francisco office space. The letters of credit for the benefit of the United States Department of Labor and for the San Francisco office space are secured by a combination of cash and the investments that are on deposit. The letter of credit for the benefit of the California Department of Insurance is secured by a third party letter of credit of $21.0 million with an unaffiliated reinsurer. There were no amounts drawn against the letters of credit at December 31, 2008.

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

For obligations associated with liabilities ceded from Majestic, Twin Bridges posts collateral in the form of funds withheld. For obligations other than Majestic, Twin Bridges generally posts collateral in the form of letters of credit. Twin Bridges has an informal arrangement with Smith Barney Citigroup to obtain secured letters of credit. Under this informal agreement, Twin Bridges may obtain collateralized letters of credit that are secured by cash, investments or a combination thereof. Letters of credit in the principal amount of $0.8 million were outstanding at December 31, 2008.

CRM USA Holdings has access to a revolving credit facility with KeyBank under which CRM USA Holdings is entitled to borrow up to $2 million, until June 30, 2009. Borrowings under the facility may be used for general business purposes, are to be repaid within 90 days with principal amounts due on demand. Interest on the loans outstanding under the facility is payable monthly at a rate per annum equal to KeyBank’s prime rate plus one percent. As of December 31, 2008, CRM USA Holdings did not have any borrowings against the revolving credit facility. The credit facility is guaranteed by CRM, CRM CA, Eimar and Embarcadero.

Consolidated Cash Flows.  Net cash provided by operating activities decreased $32.2 million for the year ended December 31, 2008 to $39.5 million from $71.7 million for the year ended December 31, 2007 . The decrease was primarily due to decreases in consolidated net income, increases in reinsurance recoverables in our primary insurance segment, decreases in accrued expenses and decreases in cash held as collateral in our reinsurance segment. These were somewhat offset by increases in reserves for losses and loss adjustment expenses and unearned premiums in our primary insurance segment.

Net cash provided by operating activities increased $69.1 million for the year ended December 31, 2007 to $71.7 million from $2.6 million for the year ended December 31,2006. The increase was primarily due to the full year effects of the November 2006 acquisition of Embarcadero.

Net cash used in investing activities decreased $15.9 million for the year ended December 31, 2008 to $43.9 million from $59.8 million for the comparable 2007 period. The decrease was primarily due to increases in proceeds from sales and maturities of our available-for-sale portfolio, proceeds from net sales and maturities of short-term investments and decreases in purchases of fixed and other intangible assets. These were somewhat offset by increases in purchases of available-for-sale investments.

Net cash used by investing activities decreased $21.5 million for the year ended December 31, 2007 to $59.8 million from $81.3 million for the comparable 2006 period. During 2006, the Company acquired Embarcadero with net cash of $39.8 million. In addition, cash available for investing activities increased as a result of the Embarcadero acquisition. Decreases in purchases and increases in proceeds from sales of available-for-sale investments were somewhat offset by decreases in proceeds from maturities of available-for-sale investments.

Net cash provided by financing activities increased $0.1 million for the year ended December 31, 2008 as compared to the year ended December 31 2007. The increase was primarily due to issuance of common shares under the employee stock purchase plan and decreased retirement of shares issued under the 2005 Long-Term Incentive plan and repayments of other secured borrowings.

Net cash provided by financing activities decreased $32.3 million for the year ended December 31, 2007 to $0.02 million from $32.4 million for the comparable 2006 period. The increase was primarily due to 2006 issuance of junior subordinated debt that was used to finance the acquisition of Embarcadero, somewhat offset by the decrease in costs payable related to our initial public offering and debt issuance costs of our junior subordinated debt.

Capital Resources

In our insurance and reinsurance subsidiaries, Majestic and Twin Bridges, cash and liquid investments are required to pay claims and expenses, but the amount of capital in our insurance and reinsurance subsidiaries influences how much premium we can write.

The amount of capital in our insurance and reinsurance subsidiaries is maintained relative to standardized capital adequacy measures. In the United States and Bermuda, insurers and reinsurers are required to maintain certain minimum levels of capital and risk-based capital, the calculation of which includes numerous factors specified by the respective insurance regulatory authorities and the related insurance regulations. Factors that affect capital requirements generally include premium volume, the extent and nature of loss and loss expense reserves, the type and form of insurance and reinsurance business underwritten and the availability of reinsurance protection on terms that are acceptable to us. Majestic is required to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The NAIC has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2008, the statutory surplus of Majestic was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action.

Majestic has been assigned an insurer financial strength rating of “A−” (Excellent) by A.M. Best. Twin Bridges has been assigned an insurer financial strength rating of “B++” (Good) by A.M. Best. See Item 1. above under the heading “Ratings” for a further discussion of our A.M. Best insurer financial strength ratings. Our competitive position is partly determined by these financial strength ratings and therefore we could be affected by a reduction in these ratings. These ratings reflect AM. Best’s opinion of our financial strength, operating performance and ability to meet obligations. If an independent rating agency downgrades or withdraws either of our ratings, we could be severely limited or prevented from writing any new insurance or reinsurance contracts, which would significantly and negatively affect our business. Insurer financial strength ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors.

We partially financed our acquisition of Embarcadero through the issuance of $36.1 million in junior subordinated debentures to CRM USA Holdings Trust I, a newly formed Delaware statutory trust subsidiary that issued trust preferred securities for net proceeds of $35.0 million. The junior subordinated debentures mature

December 15, 2036 and are callable after 5 years at our option at par plus accrued interest. The interest rate on the junior subordinated debentures is fixed until December 15, 2011 at 8.65%. Thereafter, the interest rate is three month LIBOR plus 3.65%. We do not consolidate the interest in the statutory business trusts for which we hold 100% of the common trust securities because we are not the primary beneficiary of the trusts. Our investment in common trust securities of the statutory business trust is reported in investments as equity securities. We report as a liability the outstanding subordinated debentures owed to the statutory business trusts. In addition, we assumed $8.0 million of senior debentures through our acquisition of Embarcadero. The senior debentures mature May 23, 2033 and are callable on or after May 23, 2008. The interest rate of the senior debentures is three month LIBOR plus 4.2% and may not exceed 12.5%.

On August 27, 2008, Majestic entered into a License and Services Agreement with Fiserv Insurance Solutions, Inc. This License and Services Agreement is an integral part of our plans to replace components of our data processing systems, providing us with enhanced technology to remain competitive. We expect the implementation of this technology will increase the effectiveness and efficiency of our operations and facilitate future growth.

Under the License and Service Agreement, we are licensing integrated core technology and ancillary systems from Fiserv. The core technology being licensed includes an integrated policy administration software system that provides processing for workers compensation insurance, including billing, underwriting, and policy administration functionality. Fiserv is obligated to provide professional services for installation of the technology and training, and maintenance support services. The License and Service Agreement provides for an initial five year license and maintenance period and automatic renewal of the maintenance period after the initial five year term unless either party notifies the other of its intent not to renew. We are subject to termination fees for early termination of the initial term. We estimate total payments under the License and Service Agreement will be approximately $5.6 million and will be financed through an operating lease, the first installment of which was entered into December 19, 2008 for $1.1 million for a term of three years.

Contractual Obligations

All of our outstanding financing obligations are included in the Consolidated Financial Statements and accompanying Notes contained in Item 8. The table below sets forth the amounts of our contractual obligations, including interest payable, at December 31, 2008:

	Payment Due by Period
		Less than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)

Contractual Obligations	$10,973	$3,947	$5,476	$1,550	$—
Long Term Debt Obligations(1)	143,894	3,631	7,261	7,261	125,741
Operating Lease Obligations	31,219	3,706	6,309	4,792	16,412
Retrospective Premiums(2)	806	806	—	—	—
Gross Loss and Loss Adjustment Reserves(3)	250,012	64,215	72,093	42,441	71,263

Total Contractual Obligations	$436,903	$76,305	$91,139	$56,044	$213,416

(1)	This amount includes interest payable on our long-term debt obligations. For a further discussion of the applicable interest rates, see “Liquidity and Capital Resources — Capital Resources” above.

(2)	Retrospective premiums are an estimate of the amounts that would be paid to policyholders if losses incurred under these policies perform as currently anticipated.

(3)	Our gross loss reserves exclude $4.4 million of GAAP fair value purchase accounting adjustments and do not have contractual maturity dates and the exact timing of the payment of claims cannot be predicted with certainty. However, based upon historical payment patterns, we have included an estimate of when we expect our loss reserves (without the benefit of any reinsurance recoveries) to be paid. As more fully discussed in Item 1 above under the headings “Business — Primary Insurance Segment — Reserves for Losses and Loss Adjustment Expenses” and “Business — Reinsurance Segment — Reserves for Losses and Loss Adjustment Expenses,” the estimation of losses reserves is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses and benefits is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different than the amounts disclosed above. Retrospective premiums are an estimate of the amounts that would be paid to policyholders if losses incurred under their policies perform as currently anticipated.

Off-Balance Sheet Transactions

We have no off-balance sheet arrangements or transactions with unconsolidated, special purpose entities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk can be described as the risk of change in fair value of a financial instrument due to changes in interest rates, creditworthiness, foreign exchange rates or other factors. We will seek to mitigate that risk by a number of actions as described below.

Interest Rate Risk

Our fixed rate holdings are invested predominantly in high quality corporate, government and municipal bonds with relatively short durations. The fixed rate portfolio is exposed to interest rate fluctuations; assuming all other factors remain constant as interest rates rise, the portfolio’s fair values decline and as interest rates fall, the portfolio’s fair values rise. We work to manage the impact of interest rate fluctuations on our fixed rate portfolio. The effective duration of the fixed rate portfolio is managed with consideration given to the estimated payout timing of our liabilities. We have investment policies which limit the maximum duration and maturity of individual securities within the portfolio and set target levels for average duration and maturity of the entire portfolio. For additional information on our investments and investment policies, see Item 1 above under headings “Business — Primary Insurance Segment — Investments” and “Business — Reinsurance Segment — Investments.”

The table below summarizes our interest rate risk. It illustrates the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of December 31, 2008. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed-income portfolio and shareholders’ equity (dollars in thousands):

			Hypothetical
			Percentage
			Increase
	Estimated		(Decrease) in
	Change in	Fair	Shareholders’
Hypothetical Change in Interest Rates	Fair Value	Value	Equity

200 basis point increase	$(17,814)	$295,808	(11)%
100 basis point increase	(8,405)	305,217	(5)%
No change	—	313,622	0%
100 basis point decrease	7,370	320,992	4%
200 basis point decrease	13,611	327,233	8%

We are also subject to interest rate risk on our subordinated and senior debt securities, which have quarterly adjustable interest rates based on LIBOR plus a fixed margin. As of December 31, 2008, we had a total of $36.1 million of outstanding floating rate debt which is outstanding subordinated debentures underlying our trust securities issued by our wholly owned statutory business trusts and carrying an interest rate that effective 2011, will move from an 8.65% fixed rate to 3-month LIBOR plus a 3.65% fixed spread. In addition, in November 2006, we assumed $8.0 of senior debt whose rate is determined by reference to market interest rates. If interest rates increase, the amount of interest payable by us would also increase.

Credit Risk

Credit risk is the potential loss arising principally from adverse changes in the financial condition of the issuers of our fixed maturity securities and the financial condition of our reinsurers.

We currently invest in highly-rated financial instruments, primarily U.S. treasury bills and agency securities, and money market funds. We maintain effective portfolio duration of less than 3 years. We address the credit risk related to the issuers of our fixed maturity securities by investing in fixed maturity securities that are rated “BBB” or higher by Standard & Poor’s. We also monitor the financial condition of all issuers of our fixed maturity securities. To limit our risk exposure, we employ stringent diversification policies that limit the credit exposure to any single issuer or business sector.

We are subject to credit risk with respect to Majestic’s reinsurers. Although the reinsurers are obligated to reimburse us to the extent we cede risk to them, Majestic remains ultimately liable to our policyholders on all risks we have reinsured. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims and we might not collect amounts recoverable from our reinsurers. We address this credit risk by initially selecting reinsurers with an A.M. Best rating of “A−” (Excellent) or better, except for Twin Bridges, and by performing, along with our reinsurance broker, quarterly credit reviews of our reinsurers. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment including commutation, novation and letters of credit.

Equity Price Risk

Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio. As of December 31, 2008, we did not hold any equity securities in our investment portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
CRM Holdings, Ltd.

We have audited the accompanying consolidated balance sheets of CRM Holdings, Ltd. as of December 31, 2008 and 2007, and the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. Our audit also included the financial statement schedules included in the index at Item 15. We also have audited the CRM Holdings, Ltd.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CRM Holdings, Ltd.’s management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or person performing similar functions, and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CRM Holdings, Ltd. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, the CRM Holdings, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  JOHNSON LAMBERT & CO. LLP

Burlington, Vermont
March 17, 2009

CRM Holdings, Ltd.

Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
	(Dollars in thousands)

ASSETS
Investments:
Fixed-maturity securities, available-for-sale (amortized cost $308,607 and $240,467)	$313,622	$242,969
Equity securities, available-for-sale (cost nil and $21,704)	—	22,374
Short-term investments	113	786
Investment in unconsolidated subsidiary	1,083	1,083

Total investments	314,818	267,212
Cash and cash equivalents	29,234	33,477
Cash and cash equivalents, restricted	810	809
Accrued interest receivable	3,184	2,766
Premiums receivable, net	11,935	13,891
Reinsurance recoverable	63,801	38,584
Accounts receivable, net	3,099	5,000
Deferred policy acquisition costs	1,084	623
Net deferred tax asset	7,809	7,473
Goodwill and other intangible assets	3,252	3,521
Prepaid expenses	1,836	2,233
Other assets	3,330	4,546

Total assets	$444,192	$380,135

LIABILITIES AND SHAREHOLDERS’ EQUITY
Reserve for losses and loss adjustment expenses	$245,618	$188,848
Reinsurance payable	9,424	5,741
Unearned premiums	13,090	8,853
Unearned management fees and commissions	26	261
Long-term debt and other secured borrowings	44,083	44,084
Accrued expenses	23,091	24,810

Total liabilities	335,332	272,597

Common shares
Authorized 50 billion shares; $.01 par value; 16.2 and 16.0 million common shares issued and outstanding	162	160
0.4 million Class B shares issued and outstanding	4	4
Additional paid-in capital	69,743	68,192
Retained earnings	35,619	37,115
Accumulated other comprehensive gain, net of tax	3,332	2,067

Total shareholders’ equity	108,860	107,538

Total liabilities and shareholders’ equity	$444,192	$380,135

See Notes to Consolidated Financial Statements.

CRM Holdings, Ltd.

Consolidated Statements of (Loss) Income
And Comprehensive (Loss) Income

	Years Ended December 31,
	2008	2007	2006
	(Amounts in thousands, except per
	share data)

Revenues
Net premiums earned	$121,942	$116,843	30,702
Fee-based management services	7,329	8,846	12,330
Investment income	13,900	11,279	4,205

Total revenues	143,171	136,968	47,237

Expenses
Losses and loss adjustment expenses	85,506	64,075	10,490
Fees paid to general agents and brokers	3,983	2,438	2,373
Policy acquisition costs	19,153	18,313	8,249
Selling, general and administrative expenses	30,725	29,222	18,498
Interest expense	3,718	3,899	501

Total expenses	143,085	117,947	40,111

Income from continuing operations before income taxes	86	19,021	7,126
Tax (benefit) provision from continuing operations	(1,937)	979	(1,074)

Income from continuing operations	2,023	18,042	8,200

Discontinued operations
(Loss) income from discontinued operations before income taxes	(5,360)	2,733	8,706
Tax (benefit) provision from discontinued operations	(1,841)	633	2,650

(Loss) income on discontinued opertations	(3,519)	2,100	6,056

Net (Loss) Income	$(1,496)	$20,142	$14,256

Earnings per share from continuing operations
Basic	$0.12	$1.11	$0.51
Diluted	$0.12	$1.11	$0.51
(Loss) earnings per share from discontinued operations
Basic	$(0.21)	$0.13	$0.37
Diluted	$(0.21)	$0.13	$0.37
Net (loss) earnings per share
Basic	$(0.09)	$1.24	$0.88
Diluted	$(0.09)	$1.24	$0.88
Weighted average shares outstanding:
Basic	16,441	16,289	16,247
Diluted	16,441	16,307	16,247

Comprehensive (Loss) Income

Net (loss) income	$(1,496)	$20,142	$14,256

Other comprehensive gain (loss):
Gross unrealized investment holding gains (losses) arising during the period	4,767	4,001	(82)
Less reclassification adjustment for (gains) losses included in net (loss) income	(2,925)	(756)	14
Income tax (provision) benefit on other comprehensive income	(577)	(1,120)	16

Total other comprehensive gain (loss)	1,265	2,125	(52)

Total comprehensive (loss) income	$(231)	$22,267	$14,204

See Notes to Consolidated Financial Statements.

CRM Holdings, Ltd.

Consolidated Statements of Changes in
Shareholders’ Equity

					Accumulated
			Additional		Other
	Common	Class B	Paid-In	Retained	Comprehensive
	Stock	Shares	Capital	Earnings	(Loss) Gain	Total

Balances at December 31, 2005	$155	$8	$66,056	$2,717	$(6)	$68,930
Net income	—	—	—	14,256	—	14,256
Unrealized holding losses arising during the period	—	—	—	—	(52)	(52)
Amortization of unearned compensation	—	—	540	—	—	540
Retirement of common shares and paid-in capital	—	—	(30)	—	—	(30)

Balances at December 31, 2006	155	8	66,566	16,973	(58)	83,644

Net income	—	—	—	20,142	—	20,142
Unrealized holding gains arising during the period	—	—	—	—	2,125	2,125
Conversion of Class B to Common shares	4	(4)	—	—	—	—
Amortization of unearned compensation	—	—	1,571	—	—	1,571
Retirement of common shares and paid-in capital	—	—	(90)	—	—	(90)
Issuance of common shares — restricted stock and employee stock option purchase plans	1	—	145	—	—	146

Balances at December 31, 2007	160	4	68,192	37,115	2,067	107,538

Net loss	—	—	—	(1,496)	—	(1,496)
Unrealized holding gains arising during the period	—	—	—	—	1,265	1,265
Amortization of unearned compensation	—	—	1,420	—	—	1,420
Retirement of common shares and paid-in capital	—	—	(57)	—	—	(57)
Issuance of common shares — restricted stock and employee stock option purchase plans	2	—	188	—	—	190

Balances at December 31, 2008	$162	$4	$69,743	$35,619	$3,332	$108,860

See Notes to Consolidated Financial Statements.

CRM Holdings, Ltd.

Consolidated Statements of Cash Flows

	2008	2007	2006
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,496)	$20,142	$14,256
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,569	936	280
Amortization of unearned compensation, restricted stock	1,420	1,571	540
Amortization of premiums and discounts on available-for-sale investments	686	(879)	(1,966)
Net realized (gains) losses on sale of investments	(2,925)	(756)	14
Deferred income tax benefit	(913)	(1,792)	(498)
Changes in:
Cash and cash equivalents, restricted	(1)	5,737	(5,215)
Accrued interest receivable	(418)	(442)	(559)
Premiums receivable	1,957	3,914	(10,520)
Reinsurance recoverable	(25,217)	(7,835)	(1,977)
Accounts receivable	1,901	571	(2,021)
Deferred policy acquisition costs	(461)	520	(701)
Goodwill and other intangible assets	196	(162)	—
Prepaid expenses	324	323	(797)
Other assets	117	(28)	(91)
Reserve for losses and loss adjustment expenses	56,835	35,233	8,130
Reinsurance payable	3,683	4,203	117
Unearned premiums	4,237	773	1,449
Unearned management fees and commissions	(235)	(352)	(707)
Accrued expenses	(1,719)	10,072	2,854

Net cash provided by operating activities	39,540	71,749	2,588

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale investments	(297,371)	(204,019)	(221,328)
Proceeds from sales of available-for-sale investments	183,144	81,199	58,131
Proceeds from maturities of available-for-sale investments	70,030	67,655	122,278
Net sales and maturities of short-term investments	673	(398)	(300)
Acquisition of subsidiaries, net of cash received	—	(54)	(39,759)
Acquisition of other intangible assets	(102)	(645)	—
Purchases of fixed assets	(908)	(3,395)	(719)
Disposals of fixed assets	619	44	—
(Advances) and payments of loans receivable, net	—	(229)	376

Net cash used in investing activities	(43,915)	(59,842)	(81,321)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in IPO costs payable	—	—	(2,411)
Repayments under long-term debt and other secured borrowings	(1)	(31)	(50)
Issuance of junior subordinated notes	—	—	36,083
Junior subordinated notes issuance costs	—	—	(1,236)
Issuance of common shares — employee stock purchase plan	190	145	—
Net retirement of common shares — share-based compensation	(57)	(90)	(30)

Net cash provided by financing activities	132	24	32,356

Net (decrease) increase in cash	(4,243)	11,931	(46,377)
Cash and cash equivalents
Beginning	33,477	21,546	67,923

Ending	$29,234	$33,477	$21,546

Supplemental Cash Flow Disclosures
Income taxes paid	$2,956	$3,700	$694

Interest paid	$3,768	$3,916	$500

See Notes to Consolidated Financial Statements.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies

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

CRM USA Holdings has two other subsidiaries, Compensation Risk Managers, LLC (“CRM”) and Eimar, LLC (“Eimar”), neither of which has active operations. The results of CRM and Eimar are reported as discontinued operations effective September 8, 2008, as more fully described in Note 2.

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of CRM Holdings and subsidiaries. All significant inter-company transactions and balances have been eliminated upon consolidation.

On November 14, 2006, CRM USA Holdings acquired all of the outstanding shares of Embarcadero as more fully described in Note 3. Embarcadero’s assets, liabilities and results of operations are included in the Company’s results beginning November 14, 2006.

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

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

Investment income is recognized when earned and includes interest income, amortization of premiums and discounts on fixed-maturity securities, dividends from equity securities, investment gains and losses and investment expenses.

The cost of fixed-maturity and equity securities is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. These adjustments are recorded as realized losses. The Company does not change the revised cost basis for subsequent recoveries in value. The assessment of whether such impairment has occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. The Company also considers the length and severity of the temporary impairment of an investment to determine whether the impairment is other than temporary.

Certain investments have been pledged as security under certain credit facilities, as more fully described in Note 11 and Note 12.

Short-term Investments

Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at amortized cost, which approximates fair value.

Investment in Unconsolidated Subsidiary

The Company does not consolidate its interest in CRM USA Holdings Trust I (“Trust”), for which the Company holds 100% of the common trust securities because the Company is not the primary beneficiary of the Trust in accordance with FASB Interpretation 46(R) (“FIN 46(R)”). As more fully described in Note 13, the Company’s investment in the Trust is reported in investments on the consolidated balance sheets. The Company reports the outstanding junior subordinated debentures owed to the Trust as a liability.

Cash and Cash Equivalents

Cash includes currency on hand and demand deposits with financial institutions. The Company considers all highly liquid debt instruments purchased with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. At times, management maintains cash balances in excess of insured limits and believes they do not represent a significant credit risk to the Company. Certain cash and cash equivalent balances have been pledged as security under certain credit facilities, as more fully described in Note 12.

Premiums Receivable

Premiums receivable include primary insurance and reinsurance premiums due from policyholders and insurance carriers who cede premium to the Company. Premiums receivable also include retrospective premiums receivable, which represents the difference between initial premium charges and premiums adjusted to reflect the policyholders’ actual loss experience of the insured risk. The allowance for doubtful accounts represents the Company’s best estimate of uncollectible premiums included in premiums receivable, and amounted to $748 thousand and $203 thousand at December 31, 2008 and 2007, respectively. Premium receivables of $1.3 million and $123 thousand were written off in 2008 and 2007, respectively. No premiums receivable balances were written off during 2006.

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

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

Reinsurance Recoverable

Amounts recoverable from reinsurers are estimated on an individual contract basis, in a manner consistent with the associated reserve for losses and loss adjustment expenses. Included in reinsurance recoverables are paid and unpaid losses recoverable from reinsurers and prepaid reinsurance premiums to reinsurers. Recoverables are reported net of any allowance for estimated uncollectible reinsurance recoverables. No allowance was deemed necessary as of December 31, 2008 and 2007. No reinsurance recoverable balances were written off during 2008, 2007 and 2006. The Company evaluates and monitors the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

Accounts Receivable

Accounts receivable consist primarily of guarantee fund assessments from primary insurance policyholders, billed and unbilled management fees and other services receivable from the self-insured groups currently managed by CRM CA and formerly managed by CRM, and billed and unbilled commissions on excess insurance policies placed on behalf of these groups. Accounts receivable are carried at face value less any allowance for doubtful accounts. The allowance for doubtful accounts included in accounts receivable, was $171 thousand at December 31, 2008. No allowance was deemed necessary at December 31, 2007. While no receivable balances were written off during the year ended December 31, 2008, the Company recovered $135 thousand of balances written off in prior years. Receivable balances of $142 thousand and $372 thousand were written off during the years ended December 31, 2007 and 2006, respectively.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of acquiring a business enterprise over the fair value of the net assets acquired. Under Financial Accounting Standards Board (“FASB”) FASB Statement 142, Goodwill and Other Intangible Assets, the Company tests the carrying value of its goodwill for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. If the carrying value of a reporting unit’s goodwill exceeds its fair value, the excess will be recognized as impairment and recorded as a charge against net income. Goodwill related to the acquisition of Medical Expense Management was deemed to be impaired and written off at September 8, 2008 as the operations of Eimar were discontinued as more fully described in Note 2 and Note 8. There was no other impairment of goodwill at December 31, 2008. Goodwill was not impaired at December 31, 2007.

The Company’s other intangible assets have definite lives and their value is amortized on a straight-line basis over their useful lives of five years. Other intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with FAS 144, Accounting for the Impairment or Disposal of Long Lived Assets. The restrictive covenant related to the acquisition of Medical Expense Management was deemed to be impaired and written off on September 8, 2008 as the operations of Eimar were discontinued as more fully described in Note 2 and Note 8. There was no impairment of the information technology intangible asset at December 31, 2008 and 2007, respectively.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

Fixed Assets

Fixed assets include automobiles, furniture, fixtures and equipment, computer software, and leasehold improvements and are stated at cost, net of accumulated depreciation and amortization. Fixed assets are included as a component of other assets in the consolidated balance sheets.

Depreciation is computed using the straight-line method over the estimated useful lives of fixed assets, generally three to seven years. Leasehold improvements are stated at cost less accumulated amortization, and are amortized over their estimated useful lives or lease terms, whichever is shorter.

The Company capitalizes costs related to computer software developed for internal use during the application development stage of software development projects in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. These costs generally consist of external direct costs of material and services used. The Company begins amortization of these costs once the project is completed and ready for its intended use. Amortization is on a straight-line basis and over a useful life of three to five years.

Fixed assets are tested for potential impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with FAS No. 144. Fixed assets related to discontinued operations were deemed to be impaired and written off on September 8, 2008 as more fully described in Note 2 and Note 9.

Loans Receivable

Loans receivable consists of employee loans for non-officers of the Company and are reported net of allowance for uncollectible loans receivable as a component of other assets in our consolidated balance sheet. Gross loans receivable were $290 thousand and $264 thousand at December 31, 2008 and 2007, respectively. The allowance for uncollectible loans receivable was $255 thousand at December 31, 2008. No allowance for uncollectible loans receivable was deemed necessary at December 31, 2007.

Reserve for Losses and Loss Adjustment Expenses

Reserve for losses and loss adjustment expenses represents the ultimate cost of all reported and unreported losses and loss adjustment expenses associated with reported claims and claims incurred but not reported which are unpaid at the balance sheet date. Anticipated recoveries on subrogation are deducted from liabilities for unpaid losses and loss adjustment expenses. Liabilities for reserves are determined by many variables, including case evaluation for reported losses, actuarial studies, statistical analysis, industry data and other factors. Management believes that the aggregate liability for losses and loss adjustment expenses at year-end represents its best estimate, based on available data, of the amounts necessary to settle the ultimate cost of expected loss and loss adjustment expenses.

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

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

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

The Company is permitted to pass certain assessments through to the policyholders. Assessment receivables are billed to the policyholders as the assessments become due and are included in accounts receivable as discussed above.

Primary Insurance Premiums

Premiums written are recognized in income ratably over the term of the policy. The portion of billed premiums in excess of premiums earned at the balance sheet date is recorded as unearned premiums. In respect to most of the policies written by Majestic, premiums are based on the estimated payroll and loss experience of an employer and Majestic’s applicable premium rates. At the end of the policy terms, payroll-based premium audits are performed to determine earned premiums for that policy year and the premiums are adjusted accordingly.

A portion of Majestic’s premiums are written on an adjustable basis, and premiums from those policies can be adjusted retrospectively in accordance with the actual loss experience of the policyholders’ claims arising during the policy term. These retrospective premium adjustments are periodically made to the net premiums earned to reflect the changes in the estimation of the policyholders’ ultimate losses as more information becomes available over time.

For the year ended December 31, 2008, 60% and 36% of Company’s net earned premiums from primary insurance were from California and New York/New Jersey policyholders, respectively. For the year ended December 31, 2007, 78% and 17% of Company’s net earned premiums from primary insurance were from California and New York/New Jersey policyholders, respectively. For the period November 14, 2006 through December 31, 2006, 91% of the Company’s net earned premiums from primary insurance were from California. The Company did not write primary insurance prior to acquiring Majestic on November 14, 2006.

Reinsurance Premiums Assumed and Ceded

Through excess of loss, quota share, and facultative reinsurance agreements, Majestic cedes a portion of the risks it has underwritten to affiliated and third party reinsurers. Assumed reinsurance refers to the Company’s acceptance of certain insurance risks that other affiliated and third party insurers have underwritten.

Reinsurance accounting is followed for ceded and assumed transactions when the risk transfer provisions of FAS 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” have been met. To meet risk transfer requirements, a reinsurance contract must transfer insurance risk, consisting of both underwriting and timing risk, and bear a reasonable possibility of a significant loss to the reinsurer. Management has evaluated its reinsurance agreements and has determined that significant insurance risk is transferred to the reinsurers and that our reinsurance contracts are short-duration prospective contracts.

Reinsurance premiums assumed are accounted for on a basis consistent with the terms of the reinsurance contracts. The portion of reinsurance premiums assumed that relate to the remaining terms of the reinsurance policies at the balance sheet date are recorded as unearned premiums.

Premiums ceded are reported as a reduction of premiums written. The portion of the reinsurance premiums ceded that relate to the remaining terms of the reinsurance policies at the balance sheet date are recorded as prepaid reinsurance premiums and included in Reinsurance Recoverable as described above.

Reinsurance premiums are subject to adjustment based upon modification to the premiums charged on the underlying policies. Such adjustments are reflected in current operations when estimable.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

Fee-based Management Services

Revenues from fee-based management services include management fees received from self-insured groups, which are based on a percentage of the premiums of the self-insured groups. The portion of such fees that relate to fees paid to general agents and brokers is recorded as revenue when payable by the group, which is the same time that the obligation for fees paid to general agents and brokers is recorded. The balance of such fees is earned ratably over the period to which they apply. The portion of management fees that relates to future periods at the balance sheet date is recorded as unearned management fees.

The Company also receives commissions for excess insurance coverage it places for these groups, as more fully described in Note 11. Such commission income is earned ratably over the terms of the underlying insurance coverage. The portion of commission income that relates to the remaining term of the underlying insurance coverage at the balance sheet date is recorded as unearned commission income. Commissions received for surety bonds that the Company places for the self-insured groups are earned upon receipt.

During the years ended December 31, 2008, 2007 and 2006, the Company provided management and other related services to 5, 5 and 6 self-insured groups, respectively. All of the fee-based management services revenues were from self-insured groups located in California.

Two self-insured groups accounted for 56% and 31% of the Company’s fee-based management services revenues for the year ended December 31, 2008, for 59% and 27% of the Company’s fee-based management services revenues for the year ended December 31, 2007 and for 55% and 26% of the Company’s fee-based management services revenues for the year ended December 31, 2006.

Advertising Costs

Advertising costs, including selling and marketing expenses, are expensed as incurred. Advertising costs totaling $630 thousand, $707 thousand and $909 thousand were included in selling, general and administrative expense for the years ended December 31, 2008, 2007 and 2006, respectively.

Contingencies Relating to Corporate Litigation and Regulatory Matters

In accordance with FASB Statement 5, Accounting for Contingencies, the Company evaluates each contingent matter separately to determine if a loss contingency should be recorded. A loss contingency is only recorded if it is both (1) probable and (2) reasonably estimable. Loss contingencies are established at the Company’s “best estimate,” or, if no one number within the range of possible losses is more probable than any other, the Company records an estimated reserve at the low end of the range of losses. Contingencies related to the Cornerstone and hazardous substance litigation are more fully described in Note 20. Costs of legal defense of litigation and regulatory matters are expensed as incurred.

Share-based Compensation

The Company accounts for share-based compensation plans using the fair value accounting method prescribed by FASB Statement 123(R), Share-Based Payment. The fair value method requires compensation cost to be measured based on the fair value of the equity instrument at the grant or award date. Share-based compensation is accrued over the vesting period of the grant or award.

Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is more likely than not of being realized upon ultimate settlement. The adoption of FIN 48 did not have an impact on our financial position or results of operations as we have taken no significant tax positions which would require accrual or disclosure under this guidance.

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

CRM USA Holdings and its subsidiaries file a consolidated U.S. federal income tax return in accordance with the provisions of the Internal Revenue Code of 1986, as amended. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.

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

Segment Reporting

In accordance with FASB Statement 31, Disclosures About Segments of an Enterprise and Related Information, the Company considers an operating segment to be any component of its business whose operating results are regularly reviewed by management to make decisions about resources to be allocated to the segment and assess its performance. The Company manages its operations through four reportable segments: primary insurance; reinsurance; fee-based management services; and corporate and other. Certain information about segment operations is addressed in Note 22.

Recent Accounting Pronouncements Not Yet Effective

In December 2007, the FASB issued FASB Statement 141 (Revised) Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes, measures and reports the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The pronouncement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning after December 15, 2008. The Company will adopt this pronouncement in the first quarter of fiscal 2009, and the pronouncement will impact any acquisitions consummated subsequent to the effective date.

In December 2007, the FASB issued FASB Statement 160 Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“FAS 160”). FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for fiscal years beginning after December 15, 2008, except for the presentation and disclosure requirements which are applied on a retrospective basis for all period presented. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 160 on our financial condition and results of operations.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. FAS 142-3 amends the factors that an entity should consider in determining the useful life of a recognized intangible asset under FAS 142, Goodwill and Other Intangible Assets, to include the entity’s historical experience in renewing or extending similar arrangements, whether or not the arrangements have explicit renewal or extension provisions. Previously an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or modifications. Entities without their own historical experience should consider the assumptions market participants would use about renewal or extension. The amendment may result in the useful life of an entity’s intangible asset differing from the period of expected cash flows that was used to measure the fair value of the underlying asset using the market participant’s perceived value. FAS 142-3 also requires disclosure in addition to that already required by FAS 142.

FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years. Early adoption is prohibited. The requirements for determining the useful life of intangible assets apply to intangible assets acquired after January 1, 2009. The disclosure requirements will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 142-3 on our financial condition and results of operations.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in FAS 128, Earnings per Share. EITF 03-6-1 redefines participating securities to include unvested share-based payment awards that contain non-forfeitable dividends or dividend equivalents as participating securities to be included in the computation of EPS pursuant to the “two-class method.” Outstanding unvested restricted stock and deferred stock units issued under employee compensation programs containing such dividend participation features would be considered participating securities subject to the “two-class method” in computing EPS rather than the “treasury stock method.” EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those years. Early application was not permitted. The Company does not expect the provisions of EITF 03-6-1 to have a material effect on its financial condition or results of operations.

Note 2	Discontinued Operations

On September 8, 2008, the Company ceased operations of CRM and Eimar. Accordingly, the results of operations of CRM and Eimar are reported as (loss) income from discontinued operations in the consolidated statement of income and are excluded from our Fee-based Management services segment.

CRM no longer has self-insured groups under management in New York. The administration of the claims for all of the New York self-insured groups was transferred to new third party administrators appointed by the New York Workers’ Compensation Board, and in accordance with the terms of a settlement agreement entered into between CRM and the New York Workers’ Compensation Board, CRM surrendered its third-party administrator’s license in New York on September 8, 2008. The Company does not expect to derive any significant revenues from fee-based management services in New York currently or in the future and does not expect to incur any significant ongoing operating expenses, except for legal defense costs, in this component of fee-based management services.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

Furthermore, the surrendering of CRM’s administrator’s license prohibits CRM from actively engaging in this business in New York.

In conjunction with the voluntary termination of the New York self-insured groups, the Company has ceased the operations of its Eimar division, a provider of medical bill review and case management services, as historically, the majority of Eimar’s business was derived from these New York self-insured groups.

Results for discontinued operations were as follows:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Revenues	$3,617	$23,612	$27,739
Expenses	8,977	20,879	19,033

(Loss) income from discontinued operations before income taxes	$(5,360)	$2,733	$8,706

In the fourth quarter of 2008, the Company refined its analysis of expenses from continuing operations initially made in the third quarter of 2008 and reclassified $342 thousand of general corporate overhead expenses, net of taxes, from discontinued operations to continuing operations. These amounts are reported in our Corporate and Other segment.

Medical bill review services for Majestic and certain self-insured groups managed by CRM CA will be performed by the Company until the medical bill review function is transitioned to a third party medical bill provider. This transition is expected to be completed by the third quarter of 2009.

Management fees received for medical bill review of certain of the self-insured groups managed by CRM CA and compensation related expenses of the Company’s medical bill review staff are included in the results of the primary insurance segment effective October 1, 2008.

Note 3.	Acquisitions

On October 1, 2007, the Company acquired the assets of Medical Expense Management, Incorporated (“Medical Expense Management”) whose operations were merged into Eimar. The acquisition was deemed to be an immaterial acquisition under Financial Accounting Standards Board (“FASB”) Statement (“FAS”) 141, Business Combinations, and as such, additional disclosures have been omitted. Effective September 8, 2008, the results of Eimar, including the former Medical Expense Management operations, have been classified as discontinued operations. Consequently, goodwill and other intangible assets recorded upon the acquisition of Medical Expense Management have been impaired and written off as more fully described in Note 8.

On November 14, 2006, CRM USA Holdings completed the acquisition of Embarcadero for $46.3 million in cash. The acquisition provides the Company with an enhanced presence in California as well as the ability to expand its insurance and reinsurance activities to other states where Majestic is licensed as an insurer. In addition to cash on hand, the acquisition was financed through the issuance of $36.1 million in junior subordinated debentures to CRM USA Holdings Trust I, a newly formed Delaware statutory trust subsidiary that issued trust preferred securities for net proceeds of $35.0 million. This transaction is more fully described in Note 13.

Of the aggregate purchase price, $4 million was held in escrow for 18 months following the closing to cover potential claims for breaches of certain representations, warranties and covenants, and an additional $3.2 million is held in escrow for five years to cover indemnification claims by CRM USA Holdings with respect to reserves for losses and loss adjustment expenses. Funds held in escrow are not included in cash and cash equivalents or restricted cash of the Company’s consolidated balance sheets. The funds held in escrow to cover claims for breaches of certain representations, warranties and covenants were released to the former owners of Embarcadero as no such claims

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

materialized. Should any amounts become recoverable through the remaining escrow arrangement, they would be included in current earnings in the year of recovery.

The application of purchase accounting requires the use of estimation techniques in determining the fair value of the assets acquired and liabilities assumed. The purchase price has been allocated to the assets acquired and liabilities assumed using management’s best estimate of their fair values as of the date of acquisition. The computation of the purchase price and its allocation to the net assets acquired based on their fair values as of November 14 is presented below:

(Dollars in thousands)

Determination of Purchase Price
Total cash consideration paid	$46,292
Expenses incurred in connection with the acquisition	1,945

Total purchase price and transaction expenses	$48,237

(Dollars in thousands)

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

In 2007, the Company evaluated its final allocation of the purchase price and adjusted its deferred tax asset and goodwill carrying value by $34 thousand. All of the goodwill resulting from the acquisition has been allocated to the Primary Insurance segment.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

The condensed statement of net assets acquired reflects the fair value of Embarcadero’s net assets as follows:

As of November 14, 2006
(Dollars in thousands)

Assets:
Cash and investments	$164,403
Premiums receivable, net	4,420
Reinsurance recoverable	28,772
Other receivables	3,548
Deferred income taxes	6,319
Goodwill	2,661
Fixed assets, net	164

Total assets acquired	210,287

Liabilities:
Reserves for losses and loss adjustment expenses	139,212
Reinsurance payable	1,204
Unearned premiums	5,137
Senior debt facility	8,000
Other accrued liabilities	8,497

Total liabilities assumed	162,050

Net assets acquired	$48,237

Note 4.	Earnings per Share

Basic earnings per share are calculated using the weighted average number of common and Class B shares outstanding and excludes any dilutive effects of warrants, options and convertible securities. As of December 31, 2008 and 2007, there were 380 thousand and 333 thousand restricted shares, respectively and no warrants, options or convertible securities outstanding for either year.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

The following tables show the computation of the Company’s earnings per share:

	For the Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share amounts)

Income from continuing operations
(Numerator — Basic and diluted earnings per share from continuing operations)	$2,023	$18,042	$8,200

(Loss) income from discontinued operations (Numerator — Basic and diluted earnings per share from discontinued operations)	(3,519)	2,100	6,056

Net (loss) income
(Numerator — Basic and diluted earnings per share)	(1,496)	20,142	14,256

Weighted-average basic shares outstanding
(Denominator — basic earnings per share)	16,441	16,289	16,247
Dilutive effect of unvested restricted shares	—	18	—

Weighted-average diluted shares outstanding (Denominator — diluted earnings per share)	16,441	16,307	16,247

Basic earnings per share from continuing operations	$0.12	$1.11	$0.51
Diluted earnings per share from continuing operations	$0.12	$1.11	$0.51

Basic (loss) earnings per share from discontinued operations	$(0.21)	$0.13	$0.37
Diluted (loss) earnings per share from discontinued operations	$(0.21)	$0.13	$0.37

Basic (loss) earnings per share	$(0.09)	$1.24	$0.88
Diluted (loss) earnings per share	$(0.09)	$1.24	$0.88

Diluted earnings per share are calculated assuming conversion of dilutive convertible securities and the exercise of all dilutive stock options and warrants using the treasury stock method. For the years ended December 31, 2008 and 2006, 346 thousand and 103 thousand shares, respectively, were excluded from the computation of diluted earnings per share because their effects were anti-dilutive.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

Note 5.	Investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s available-for-sale investments are show in the tables below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2008	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)

U.S. Treasury securities	$48,649	$2,576	$—	$51,225
Government sponsored agency securities	41,143	1,400	—	42,543
Obligations of states and political subdivisions	102,189	2,553	462	104,280
Corporate and other obligations	48,634	623	1,258	47,999
Asset-backed obligations	9,054	—	799	8,255
Mortgage-backed obligations	58,938	382	—	59,320

Total fixed-maturity securities, available-for-sale	308,607	7,534	2,519	313,622
Equity securities	—	—	—	—

	—	—	—	—
Total investment securities, available-for-sale	$308,607	$7,534	$2,519	$313,622

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2007	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)

U.S. Treasury securities	$19,895	$432	$12	$20,315
Government sponsored agency securities	59,709	476	13	60,172
Obligations of states and political subdivisions	106,187	1,093	30	107,250
Corporate and other obligations	52,994	610	55	53,549
Asset-backed obligations	—	—	—	—
Mortgage-backed obligations	1,682	14	13	1,683

Total fixed-maturity securities, available-for-sale	240,467	2,625	123	242,969
Equity securities	21,704	2,115	1,445	22,374

Total investment securities, available-for-sale	$262,171	$4,740	$1,568	$265,343

The amortized cost and estimated fair value of fixed-maturity securities available-for-sale at December 31, 2008 by contractual maturity are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2008
	Amortized
	Cost	Fair Value
	(Dollars in thousands)

Due in one year or less	$61,012	$61,515
Due after one year through five years	149,992	153,149
Due after five years through ten years	26,511	27,237
Due after ten years	12,154	12,401

	249,669	254,302
Mortgage-backed securities	58,938	59,320

Total fixed-maturity securities, available for sale	$308,607	$313,622

The following table sets forth the gross unrealized losses included in accumulated other comprehensive losses as of December 31, 2008 and 2007 related to available-for-sale fixed-maturity and equity securities. The table segregates investments that have been in a continuous unrealized loss position for less than 12 months from those that have been in a continuous unrealized loss position for twelve months or longer.

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
As of December 31, 2008	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)

U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Government sponsored agency securities	—	—	—	—	—	—
Obligations of states and political subdivisions	7,496	115	3,868	347	11,364	462
Corporate and other obligations	17,227	815	3,324	443	20,551	1,258
Asset-backed obligations	8,255	799	—	—	8,255	799
Mortgage-backed obligations	—	—	—	—	—	—

Total fixed-maturity securities, available-for-sale	32,978	1,729	7,192	790	40,170	2,519
Equity securities	—	—	—	—	—	—

Total investment securities, available-for-sale	$32,978	$1,729	$7,192	$790	$40,170	$2,519

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
As of December 31, 2007	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)

U.S. Treasury securities	$2,658	$12	$—	$—	$2,658	$12
Government sponsored agency securities	19,797	13	—	—	19,797	13
Obligations of states and political subdivisions	4,000	24	1,696	6	5,696	30
Corporate and other obligations	3,906	52	2,262	3	6,168	55
Asset-backed obligations	—	—	—	—	—	—
Mortgage-backed obligations	—	—	710	13	710	13

Total fixed-maturity securities, available for sale	30,361	101	4,668	22	35,029	123
Equity securities	9,280	1,277	815	168	10,095	1,445

Total investment securities, available-for- sale	$39,641	$1,378	$5,483	$190	$45,124	$1,568

There were 48 and 63 available-for-sale investments whose fair values were less than their amortized cost at December 31, 2008 and 2007, respectively.

The Company regularly evaluates its fixed income and equity securities to determine whether impairment represents other-than-temporary declines in the fair value of the investments. Criteria considered during this process includes but is not limited to:

•	the current fair value as compared to the cost of the security;

•	degree and duration of the security’s fair value being below cost;

•	financial condition and near-term prospects of the issuer of the security, including any specific events that my affect its operations or earnings;

•	credit quality and any downgrades of the security by a rating agency; and

•	any reduction or elimination of dividends, or nonpayment of scheduled interest payments.

The Company considers price declines of securities in our other-than-temporary impairment analysis where such price declines provide evidence of declining credit quality, and the Company distinguishes between price changes caused by credit deterioration, as opposed to rising interest rates.

Part of the evaluation of whether particular securities are other-than-temporarily impaired involves assessing whether the Company has both the intent and ability to continue to hold securities in an unrealized loss position until recovery. Significant changes in these factors could result in a charge to net earnings for impairment losses. Impairment losses result in a reduction of the underlying investment’s cost basis.

For the year ended December 31, 2008, the Company recorded an impairment charge of $0.9 million related to one fixed-maturity security that was determined to be other-than-temporarily impaired. In September 2008, the Company recorded impairment charges on its fixed-maturity investment in Lehman Brothers Holdings Inc. as a result of its bankruptcy filing. Realized gains and losses and the impairment charges described above are included as a component of investment income in the consolidated statements of income.

Based upon changes in the investment environment and in order to protect its capital adequacy, the Company liquidated its equity securities portfolio during the second quarter of 2008. As a result, the Company recorded gross

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

realized gains of $3.2 million and gross realized losses of $2.2 million, including losses on equity securities that historically were determined to be other-than-temporarily impaired.

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

The Company outsources its investment accounting services to a third party. The third party uses nationally recognized pricing services to estimate fair value measurements for its available-for-sale investment portfolio. These pricing services include FT Interactive Data, Hub Data, J.J.Kenny, Standard & Poors, Reuters and the Bloomberg Financial Market Services. The pricing services use market quotations for securities that have quoted prices in active markets. When quoted prices are unavailable, other significant observable inputs are used, such as pricing models or other financial analytical methods. To validate the techniques or models used by the pricing services, the Company compares the fair value estimates to its perception of the current market and challenges any prices deemed not to be representative of fair value.

The sources of investment income from continuing operations were as follows:

Twelve Months Ended December 31,	2008	2007	2006
	(Dollars in thousands)

Interest income on cash and cash equivalents	$1,068	$76	$1,009
Interest income on fixed-maturity securties	10,537	10,982	3,360
Interest income on other investments	94	94	12
Dividends	242	343	25
Realized gains on investments	5,996	1,875	84
Realized losses on investments	(3,071)	(1,119)	(98)

Investment income before investment expenses	14,866	12,251	4,392
Investment expenses	(966)	(972)	(187)

Total investment income	$13,900	$11,279	$4,205

Investments with a fair value of $153.2 million and $137.4 million, at December 31, 2008 and 2007, respectively, were on deposit with various regulatory agencies as required by law. At December 31, 2008 and 2007, respectively, investments with a fair value of $0.8 million and $4.0 million have been pledged as security under certain credit facilities as more fully described in Note 11 and Note 12.

Note 6.	Fair Value Measurements

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option, which is irrevocable (unless a new election date occurs), may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; and is applied only to entire instruments and not to portions of instruments. The Company did not elect the fair value option for any eligible assets and liabilities currently held upon its adoption of FAS 159 and therefore, FAS 159 did not have an impact on its financial position, or results of operations for the year ended December 31, 2008.

The Company adopted FASB Statement 157, Fair Value Measurements (“FAS 157”), effective January 1, 2008. Under FAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

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

The adoption of FAS 157 did not result in any cumulative-effect adjustment to the Company’s beginning retained earnings at January 1, 2008 or any material impact on its results of operations for the year ended December 31, 2008 or its financial position or liquidity as of December 31, 2008.

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

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active (FSP FAS 157-3), with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP FAS 157-3 did not have a material effect on the Company’s results of operations for the year ended December 31, 2008 or its financial position or liquidity as of December 31, 2008.

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are measured on a recurring basis at December 31, 2008

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Available-for-sale investments:
Fixed-maturity securities	$313,622	$51,225	$262,397	$—
Equity securities	—	—	—	—

Total	$313,622	$51,225	$262,397	$—

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

The Company has a liability that is reported at fair value. This liability is related to the settlement of a contingency with Contractors Access Program of California, Inc. (“CAP”) related to the Cornerstone litigation described in Note 20. The liability has been discounted using an interest rate of 8.65%, which approximates the fair value of the liability in connection with the settlement.

Note 7.	Deferred Policy Acquisition Costs

Changes in deferred policy acquisition costs are as follows:

Twelve Months Ended December 31,	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of period	$623	$1,143	$442

Policy acquisition costs deferred:
Commissions	7,816	9,913	7,329
Premium and federal excise taxes	4,160	4,346	185
Other	7,638	3,534	1,436

	19,614	17,793	8,950
Amortization of policy acquisition costs	(19,153)	(18,313)	(8,249)

Net change	461	(520)	701

Balance at end of period	$1,084	$623	$1,143

Note 8.	Goodwill and Other Intangible Assets

In 2007, the Company recorded goodwill of $88 thousand and an other intangible asset of $162 thousand related to the acquisition of Medical Expense Management. The other intangible asset was a covenant not to compete for one Medical Expense Management executive. Upon acquisition, the operations of Medical Expense Management were merged into the operations of Eimar and reported in our fee-based management segment.

Effective September 8, 2008, the results of Eimar, including the operations of the former Medical Expense Management, were classified as discontinued operations. Consequently, goodwill of $88 thousand and the unamortized portion of the covenant not to compete of $108 thousand were deemed to be impaired. These amounts were written off in the third quarter of 2008 and are included in loss from discontinued operations for the year ended December 31, 2008.

In 2006, the acquisition of Embarcadero resulted in the establishment of goodwill of $2.7 million. In 2007, the Company evaluated its final allocation of the purchase price of Embarcadero and decreased the carrying value of its goodwill by $34 thousand. The Company performed its annual impairment testing of goodwill as required under FAS 142 in the fourth quarter of 2008 and determined that goodwill recorded in the primary insurance segment was not impaired.

Information technology other intangible asset represents the prepaid costs for the outsourcing of entity wide information technology function. The following table shows our information technology other intangible asset that continues to be subject to amortization and aggregate amortization expense:

As of December 31,	2008	2007
	(Dollars in thousands)

Gross amount	$748	$645

Accumulated amortization	(157)	(22)

Net carrying amount	$591	$623

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

The cost of the information technology other intangible asset is being amortized over a 5 year period and has a remaining life of 4 years. Amortization expense from continuing operations for the years ended December 31, 2008 and 2007 was $135 thousand and $22 thousand, respectively. There was no amortization expense for the year ended 2006 as the Company had no other intangible assets for that year. Amortization expense for intangible assets is estimated to be $154 thousand in 2009, 2010, and 2011, and $129 thousand in 2012.

Note 9.	Fixed Assets

Fixed assets are stated at cost less accumulated depreciation and amortization. Fixed assets are included in other assets and are summarized as follows:

As of December 31,	2008	2007
	(Dollars in thousands)

Furniture, fixtures and computer equipment	$1,091	$1,028
Computer software	1,605	1,987
Automobiles	38	38
Leasehold improvements	2,296	1,966

	5,030	5,019
Less accumulated depreciation and amortization	(2,099)	(959)

	$2,931	$4,060

Effective September 8, 2008, the results of CRM and Eimar were classified as discontinued operations. Consequently, furniture, fixtures and computer equipment and computer software with book values of $36 thousand and $506 thousand, respectively were deemed to be impaired. Consequently, impairment losses related to fixed assets of $542 thousand were included in loss from discontinued operations for the year ended December 31, 2008.

Depreciation and amortization expense from continuing operations for the years ended December 31, 2008, 2007 and 2006 was $633 thousand, $468 thousand and $172 thousand, respectively, of which $297 thousand, $125 thousand and $26 thousand was attributable to amortization of capitalized software. Unamortized computer software was $291 thousand and $1.6 million at December 31, 2008 and 2007, respectively.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

Note 10.	Losses and Loss Adjustment Expenses

Activity in the reserve for losses and loss adjustment expenses is as follows:

As of December 31,	2008	2007	2006
	(Dollars in thousands)

Gross liability beginning of period	$188,848	$153,622	$6,280
Less reinsurance recoverable	(35,488)	(28,913)	—

Net liability at beginning of period	153,360	124,709	6,280

Acquisition of Embarcadero	—	—	112,666
Incurred losses and LAE relating to:
Current year	91,140	71,777	14,012
Prior years	(5,634)	(7,702)	(3,522)

Total incurred losses and LAE	85,506	64,075	10,490

Paid losses and LAE relating to:
Current year	(16,959)	(11,450)	(2,129)
Prior years	(31,791)	(23,974)	(2,598)

Total paid losses and LAE	(48,750)	(35,424)	(4,727)

Net liability at end of period	190,116	153,360	124,709
Plus reinsurance recoverable	55,502	35,488	28,913

Gross liability at end of period	$245,618	$188,848	$153,622

Majestic

For losses incurred in California, for which Majestic has a significant amount of historical claims data, management analyzes claims data using actuarially acceptable methods of calculating future liabilities based upon historical results. These methods look at historical paid losses at various points in time, claim counts and average costs of incurred losses, counts and average values of unpaid losses, as well as variations of such techniques. For other jurisdictions for which Majestic does not have extensive historical claims data, management relies heavily on industry loss development factors in combination with price and exposure information. Estimates of ultimate claims liability for each accident year are derived using such techniques. These estimates are reviewed regularly and are adjusted as experience develops or new information becomes known. Any such adjustments are included in income in the period in which they become known.

In addition, for the most current accident year, Majestic uses a loss ratio method that starts with a projected loss ratio for each line of business, estimated from the prior accident year, adjusted for projected wage inflation, loss cost inflation, and pricing adjustments. This adjusted loss ratio is applied to the earned premium for the current accident year to derive the ultimate estimated claims liability for the current accident year which is the basis for calculating the components of the overall estimated claims liability. These estimates are reviewed quarterly and are adjusted throughout the current year whenever there is enough overall evidence that one or more of the assumptions used have changed such as to materially impact the total estimated ultimate liability for claims reported on the Company’s balance sheet. Additional factors that influence incurred losses and loss adjustment expenses for a given period include the number of exposures covered in the current year, trends in the frequency and severity of claims, and changes in the cost of adjusting claims.

Majestic’s actuary annually conducts a complete analysis of the claims data and provides a report indicating whether the estimate of the reserves for losses and loss adjustment expenses as reported on the balance sheet is a reasonable estimate of Majestic’s ultimate liability. For Majestic’s primary policies, the actuarial techniques

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

employed by the independent actuary recognize, among other factors, Majestic’s claims experience, the industry’s claims experience, historical trends in reserving patterns and loss payments, the impact of claim inflation and/or deflation, the pending level of unpaid claims, the cost of claims settlements, legislative reforms affecting workers’ compensation, the environment in which insurance companies operate and trends in claim frequency and severity. For a description of the actuarial techniques related to Majestic’s excess policies, see the discussion that follows with respect to Twin Bridges.

Twin Bridges

Unlike Majestic, Twin Bridges has a relatively short operating history and having been in existence only since December 2003. This short operating history provides Twin Bridges with limited loss experience and a smaller population of underlying risks as compared to other insurers and reinsurers. Accordingly, there is an increased possibility that Twin Bridges actual ultimate losses will differ from current loss reserve estimates. Twin Bridges’ loss reserve estimates are therefore more susceptible to an increased likelihood that actual results may not conform to estimates.

Twin Bridges’ actuary performs a ground-up analysis of the premiums and losses of (a) the self-insured groups that are managed by CRM CA, and (b) the groups that were formerly managed by CRM, all of which are insured by Majestic in excess of their self-insured retention. As discussed in Note 11, Twin Bridges has assumed from Majestic, through the 50% Ceded Quota Share, 70% Ceded Quota Share and 90% Ceded Quota Share agreements, a portion of the excess premiums and losses. The actuary’s expected ultimate impact of these per-occurrence excess of loss contracts is based upon actual experience of the underlying self insured group and industry excess of loss factors. Actual large losses and industry excess of loss factors were used to calculate the portion of ceded losses expected to be assumed by Twin Bridges. In each case, gross losses were developed to ultimate and the portion of losses exceeding each group’s self-insured retention was calculated.

Based on lower than industry average number of reported claims and other relevant business factors, management considers it appropriate to establish Twin Bridges’ reserve for losses and loss adjustment expense at the actuary’s best estimate of expected outcomes for most assumed risks, and at a higher, moderately conservative level for risks originating from the self-insured groups in New York.

The actuarial estimate of Twin Bridges’ losses and loss adjustment expenses from primary insurance policies assumed from Majestic are based on the direct analyses of Majestic’s business as discussed above.

For all other risks assumed by Twin Bridges, the actuary’s evaluation is derived using the Bornheutter-Ferguson method, which estimates ultimate losses based on premiums, expected loss ratios, losses incurred to date, and an assumed percentage of losses incurred as of the current valuation date.

The methods for making such estimates and for establishing the resulting reserves of both Majestic and Twin Bridges are continually reviewed and updated, and any adjustments resulting are reflected in current operations.

As a result of changes in estimates of insured events in prior years, the reserve for losses and loss adjustment expenses decreased by $5.6 million in 2008, of which $3.6 million is attributable to the primary insurance segment and $2.0 million is attributable to the reinsurance segment.

Majestic has experienced favorable loss development on prior accident years as a result of favorable loss cost trends in its primary business in California. The favorable development of $3.6 million was predominantly from accident years 2006 and 2007, for which reported indemnity claims and average cost per claim developed better than expected. In addition, the favorable development was somewhat aided by $0.2 million of amortization of the difference between the fair value of losses and loss adjustments at December 31, 2008 versus their stated value on the date of acquisition of Majestic.

The loss and loss adjustment expense ratio for Majestic for the year ended December 31, 2008 was 73% as compared to 63% for the year ended December 31, 2007. The current year loss and loss adjustment expense ratio

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

was higher in 2008 as a result of premium rate reductions in California and higher than expected losses associated with certain primary insurance business written in New York. Excluding prior year development, Majestic’s loss and loss adjustment expense ratio was 77% for the year ended December 31, 2008 and 68% for the year ended December 31, 2007.

Twin Bridges has experienced favorable loss development on prior accident years as a result of favorable loss cost trends in its assumed excess business. The favorable development of $2.0 million was predominantly related to accident years 2006 and 2007, somewhat offset by unfavorable prior year development in 2004 and 2005 for business underwritten in New York.

The loss and loss adjustment expense ratio for Twin Bridges for the year ended December 31, 2008 was 60% compared to 27% for the year ended December 31, 2007. Excluding prior year development, Twin Bridges loss and loss adjustment expense ratio was 67% for the year ended December 31, 2008 and 37% for the year ended December 31, 2007. The current year loss and loss adjustment expense ratio was higher in 2008 as a result of a higher loss ratio on the primary insurance business assumed from Majestic.

Note 11.	Insurance Activity

The Company’s financial statements reflect the effects of direct insurance and assumed and ceded reinsurance activity. The activities of Majestic are included in the Primary Insurance segment, and the activities of Twin Bridges are included in the Reinsurance segment. All inter-company transactions are eliminated upon consolidation.

A summary of direct insurance and ceded and assumed reinsurance transactions in the affected segment is as follows:

	For the Year Ended December 31, 2008
	Primary	Reinsurance
	Segment	Segment	Eliminations	Consolidated
	(Dollars in thousands)

Written premiums
Direct	$171,407	$179	$—	$171,586
Assumed	279	27,660	(27,660)	279
Ceded	(74,652)	—	27,660	(46,992)

Net written premiums	$97,034	$27,839	$—	$124,873

Earned premiums
Direct	$164,447	$220	$—	$164,667
Assumed	279	28,406	(28,406)	279
Ceded	(71,389)	(21)	28,406	(43,004)

Net earned premiums	$93,337	$28,605	$—	$121,942

Losses and loss adjustment expenses
Direct	$115,902	$90	$—	$115,992
Assumed	143	17,100	(17,175)	68
Ceded	(47,719)	(10)	17,175	(30,554)

Net losses and loss adjustment expenses	$68,326	$17,180	$—	$85,506

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31, 2007
	Primary	Reinsurance
	Segment	Segment	Eliminations	Consolidated
	(Dollars in thousands)

Written premiums
Direct	$165,662	$382	$—	$166,044
Assumed	240	25,111	(25,111)	240
Ceded	(72,389)	(100)	25,111	(47,378)

Net written premiums	$93,513	$25,393	$—	$118,906

Earned premiums
Direct	$167,675	$250	$—	$167,925
Assumed	240	25,111	(25,111)	240
Ceded	(76,354)	(79)	25,111	(51,322)

Net earned premiums	$91,561	$25,282	$—	$116,843

Losses and loss adjustment expenses
Direct	$87,231	$273	$—	$87,504
Assumed	48	6,509	(6,578)	(21)
Ceded	(29,901)	(85)	6,578	(23,408)

Net losses and loss adjustment expenses	$57,378	$6,697	$—	$64,075

	For the Year Ended December 31, 2006
	Primary	Reinsurance
	Segment	Segment	Eliminations	Consolidated
	(Dollars in thousands)

Written premiums
Direct	$7,902	$—	$—	$7,902
Assumed	115	24,998	—	25,113
Ceded	(758)	—	—	(758)

Net written premiums	$7,259	$24,998	$—	$32,257

Earned premiums
Direct	$8,373	$—	$—	$8,373
Assumed	116	22,966	—	23,082
Ceded	(753)	—	—	(753)

Net earned premiums	$7,736	$22,966	$—	$30,702

Losses and loss adjustment expenses
Direct	$8,164	$—	$—	$8,164
Assumed	62	5,462	—	5,524
Ceded	(3,198)	—	—	(3,198)

Net losses and loss adjustment expenses	$5,028	$5,462	$—	$10,490

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

Majestic

Majestic’s direct earned premiums consist of the expired portion of annual premiums accepted for primary policies issued to individual insured businesses and excess policies issued to self-insured groups or self-insured individual enterprises. Excluding the effects of the novation as discussed below, primary insurance policies comprise over 90% of direct premium for the years ended December 31, 2008 and 2007. Majestic did not issue excess insurance policies in 2006.

Primary policies are issued through independent brokers to selected businesses. Coverage under these policies attaches typically at the first dollar of loss or in excess of policy deductibles. Excess insurance policies are issued through independent and related party brokers to self-insured groups or individual self-insured entities. Coverage under these policies attaches in excess of the group’s or individual’s self-insured retention, which range from $500 thousand to $1 million.

In 2007, Majestic completed an assignment, assumption and novation agreement (“Novation”) with NY Marine & General. Under the terms of the Novation, Majestic was substituted as the “fronting” company for almost all of the excess policies previously issued by NY Marine & General to certain of the self-insured groups managed by CRM CA and formerly managed by CRM. NY Marine & General transferred and assigned to Majestic all of its respective rights, duties and obligations under the excess workers’ compensation policies issued to certain self-insured groups during the policy years 2003 through 2006. In connection with this, NY Marine & General also transferred and assigned its rights, duties and obligations to Majestic under two quota share reinsurance treaties between NY Marine & General and Twin Bridges. Terms of the reinsurance agreements between NY Marine & General and Twin Bridges are described below with respect to Twin Bridges. The Company has also guaranteed the performance of its subsidiaries in connection with this transaction. For the layers of coverage outside the Twin Bridges reinsurance agreements, NY Marine & General obtained consent agreements from each of its other reinsurers naming Majestic as an insured party on the reinsurance agreements.

The effect of the Novation on the results of operations for the years ended December 31, 2008 and 2007 was:

	For the Year Ended December 31,
	2008	2007
	(Dollars in thousands)

Net premiums written	$62	$10,690

Net premiums earned	62	10,690
Losses and loss adjustment expenses	(527)	7,050
Premium taxes	(56)	118

Income before tax	$645	$3,522

Majestic recorded $527 thousand and $1.4 million of favorable development on novated policies for the year ended December 31, 2008 and 2007, respectively.

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

Effective August 1, 2007, Majestic entered into a new excess of loss reinsurance treaty under which the reinsurers reimburse Majestic for losses and loss adjustment expense in excess of $500 thousand up to $100 million

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

on a per occurrence basis. Majestic is liable for losses and loss adjustment expenses that exceed $100 million up to statutory limits. Majestic’s excess of loss treaty expired on June 30, 2008.

Majestic renewed its excess of loss reinsurance treaty effective July 1, 2008. This excess of loss treaty is substantially similar to excess of loss treaty that was effective from August 1, 2007 to June 30, 2008 as described above. As of December 31, 2008, 18 reinsurers, including Twin Bridges, participate in the excess of loss treaty. Twin Bridges’ participation in Majestic’s excess of loss treaty is described below with respect to Twin Bridges.

Effective January 1, 2007, Majestic entered into a 90% Ceded Quota Share Agreement with Twin Bridges for all new and renewal excess workers’ compensation coverage issued by Majestic to certain of the self-insured groups managed by CRM CA, certain of the self-insured groups that were formerly managed by CRM, and unaffiliated self-insured third parties. The terms of the 90% ceded quota share agreement are described below with respect to Twin Bridges.

Effective January 1, 2008, Majestic entered into a 40% ceded quota share agreement with Twin Bridges covering Majestic’s primary insurance policies in force. Effective April 1, 2008, the 40% ceded quota share agreement was amended to decrease Twin Bridges assumption from 40% to 5%. The terms of this ceded quota share agreement are described below with respect to Twin Bridges.

Majestic entered into a 40% ceded quota share agreement with a Max Re, Ltd. (“Max Re”) effective July 1, 2008. Under this 40% quota share agreement, Max Re assumes 40% of the first $500 thousand of losses and loss adjustment expenses from any single occurrence under Majestic’s primary insurance policies and Majestic cedes 40% of the applicable premiums, after excess reinsurance, to Max Re. The agreement allows Majestic the option to decrease the percentage ceded to Max Re on the first day of each calendar quarter, although the percentage cannot be reduced below 5%. Max Re’s losses are capped at 150% of the premiums ceded by Majestic. Majestic is receiving a 30% ceding commission from the reinsurer on all ceded premiums to cover Majestic’s costs associated with the policies, including dividends, commissions, taxes, assessments and all other expenses other than allocated loss and loss adjustment expenses. The 40% quota share agreement was effective for losses incurred and premiums earned by Majestic on or after July 1, 2008, and terminates as of June 30, 2009.

As of December 31, 2008 and 2007, Majestic’s reinsurance recoverable from third party reinsurers was $63.8 million and $38.6 million, respectively. Included in these amounts were $2.7 million and $0.9 million, respectively, of losses paid by Majestic and billed to reinsurers and $5.7 million and $2.2 million, respectively, of prepaid reinsurance premiums.

As of December 31, 2008 and 2007, the third party reinsurers representing the largest balances of the reinsurance recoverable were as follows:

	As of December 31, 2008
	Unpaid Losses		Total Gross
	and Prepaid	Paid	Reinsurance
	Reinsurance	Losses	Recoverable
	(Dollars in thousands)

Max Re Ltd — Bermuda	$26,826	$1,779	$28,605
Hannover RK-NS	12,516	68	12,584
Hannover Re-Bermuda	7,073	76	7,149
Dorinco Reinsurance Company	3,283	21	3,304
Lloyd’s — Syndicate #2003 Through Catlin	2,651	—	2,651
Others	8,802	706	9,508

	$61,151	$2,650	$63,801

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

	As of December 31, 2007
	Unpaid Losses		Total Gross
	and Prepaid	Paid	Reinsurance
	Reinsurance	Losses	Recoverable
	(Dollars in thousands)

Hannover RK-NS	$12,518	$75	$12,593
Hannover Re-Bermuda	6,614	171	6,785
National Union Fire Ins. Co. of Pittsburgh Pa.	4,251	44	4,295
Dorinco Reinsurance Company	3,277	72	3,349
The St. Paul Fire & Marine Insurance Co.	1,980	87	2,067
Others	9,069	426	9,495

	$37,709	$875	$38,584

Included in reinsurance recoverable as of December 31, 2008 and 2007 are prepaid reinsurance premiums as follows:

As of December 31, 2008
(Dollars in thousands)

Max Re Ltd — Bermuda	$4,564
Hannover RK-NS	459
Hannover Re-Bermuda	4
Dorinco Reinsurance Company	47
Lloyd’s — Syndicate #2003 Through Catlin	302
Others	275

$5,651

As of December 31, 2007
(Dollars in thousands)

Hannover RK-NS	$353
Hannover Re-Bermuda	10
National Union Fire Ins. Co. of Pittsburgh Pa.	—
Dorinco Reinsurance Company	28
The St. Paul Fire & Marine Insurance Co.	—
Others	1,831

$2,222

At December 31, 2008 and 2007, the Company held collateral under related reinsurance agreements in the form of letters of credit totaling $21.3 million that may be drawn against amounts remaining unpaid for more than 120 days. At December 31, 2008 and 2007, no amounts were drawn under the letters of credit.

Twin Bridges

Twin Bridges assumed earned premiums consist of the expired portion of annual premiums accepted for quota share reinsurance policies and excess of loss reinsurance policies. Assumed quota share reinsurance policies comprised over 90% of Twin Bridges assumed earned premiums for the years ended December 31, 2008 and 2007. Twin Bridges did not participate in excess of loss treaties in 2006.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

50% Ceded Quota Share Agreement

Under the reinsurance treaty that expired on November 30, 2005, NY Marine & General offered full statutory excess coverage for losses and loss adjustment expenses in excess of $500 thousand per occurrence for the self-insured groups currently managed by CRM CA and most of the groups formerly managed by CRM (the “Groups”). Under this agreement, Twin Bridges reinsured 50% of the excess coverage in exchange for 50% of the premiums paid by the Groups. Twin Bridges allowed a ceding commission of 28% of assumed premium to cover acquisition, general and administrative expenses, a further 2% for stop-loss coverage and 1% to cover the U.S. federal excise tax, or a total of 31% of assumed premiums. The stop loss coverage limits Twin Bridges’ losses to 181.16% of assumed premiums, net of the ceding commissions, the cost of the stop-loss coverage and the U.S. federal excise tax. NY Marine & General in turn paid a 20% commission of the gross premiums to CRM and CRM CA as described in Note 1.

In 2007, upon completion of the Novation, Majestic assumed the rights, duties and obligations of NY Marine & General under the 50% Ceded Quota Share Agreement described above.

70% Quota Ceded Share Agreement

Under a reinsurance treaty that expired on December 31, 2006, NY Marine & General offered full statutory excess coverage for losses and loss adjustment expenses in excess of $500 thousand per occurrence for most of the Groups. Under this agreement, Twin Bridges reinsured 70% of the excess coverage in exchange for 70% of the premiums paid by the Groups. Twin Bridges allowed NY Marine & General ceding commissions of 23.5% of the assumed premiums to cover its acquisition, general and administrative expenses and an additional 3.45% to cover taxes, board fees and other such costs. NY Marine & General in turn paid a commission of 15% of gross premiums to CRM and CRM CA as described in Note 1.

NY Marine & General arranged reinsurance with other insurers to cover 100% of losses and loss adjustment expenses in excess of $5 million per occurrence up to $50 million per occurrence, as well as reinsurance of losses and loss adjustment expenses in excess of $3 million per occurrence up to a per occurrence limit of $5 million, subject to an annual aggregate deductible of $3 million. NY Marine & General and Twin Bridges shared proportionately the layer in excess of $50 million up to statutory limits. The excess reinsurance secured by NY Marine & General inures to the benefit of Twin Bridges proportionately to its 70% quota share participation. For this Twin Bridges ceded a premium of approximately 11% of the gross premiums it assumed from NY Marine & General.

The 70% Ceded Quota Share Agreement also provided for aggregate coverage of $2 million, with attachment points at various levels determined by the Groups’ funded premiums. The agreement also provided for Twin Bridges to assume 100% (rather than 70%) of direct losses if the net loss ratio after reinsurance recoveries exceeded 70%. The higher participation rate will continue until the net loss ratio after reinsurance recoveries equals 90%, when Twin Bridges’ participation will revert to 70%.

In 2007, upon completion of the Novation, Majestic assumed the rights, duties and obligations of NY Marine & General under the 70% Ceded Quota Share Agreement described above.

90% Ceded Quota Share Agreement

Effective January 1, 2007, Majestic provides excess coverage to the Groups and unaffiliated self-insured third parties. Pursuant to a quota share treaty, Twin Bridges reinsures 90% of the coverage which Majestic provides to self-insured parties, net of liability ceded to unaffiliated reinsurers, and receives 90% of the premiums paid to Majestic, net of premiums paid to unaffiliated reinsurers. Twin Bridges’ liabilities under the quota share reinsurance agreement are capped at specific levels. First, for excess coverage, Twin Bridges reinsures 90% of the losses and loss adjustment expenses in excess of the self-insured retention (currently $500 thousand) up to a per occurrence limit of $2 million. Second, for the aggregate coverage, Twin Bridges reinsures 90% of Majestic’s policy coverage

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

up to $2 million per policy. Third, for employers’ liability coverage, Twin Bridges reinsures 90% of Majestic’s policy coverage up to a per occurrence limit of $2 million. Twin Bridges allows Majestic a ceding commission of 15% on all ceded premiums to cover Majestic’s costs associated with the policies, including dividends, commissions, taxes, assessments and all other expenses, except for loss adjustment expenses. Majestic in turn pays a commission of 10% of gross premiums to CRM and CRM CA as described in Note 1.

In addition, Twin Bridges has the following reinsurance agreements with Majestic whereby Twin Bridges reinsures Majestic’s primary policies:

•	Twin Bridges has a 50% participation in a layer of Majestic’s excess of loss treaty that was effective August 1, 2007, for the loss and loss adjustment expenses in excess of $500 thousand per occurrence up to $750 thousand, exclusive of primary workers’ compensation business written in New York and Florida. This excess of loss treaty expired June 30, 2008 and was not renewed.

•	Effective October 1, 2007, Majestic’s excess of loss treaty was amended to increase the amount of coverage provided by Twin Bridges for primary workers’ compensation insurance business written by Majestic in the states of New York and Florida. Twin Bridges has a 100% participation in Majestic’s excess of loss treaty for losses and loss adjustment expenses in excess of $500 thousand up to $2 million for primary business written exclusively in New York and Florida. This excess of loss treaty expired June 30, 2008 and was not renewed.

•	Effective January 1, 2008, Majestic entered into a 40% ceded quota share agreement with Twin Bridges whereby Twin Bridges assumes 40% of the first $500 thousand of premiums and losses and loss adjustment expenses of Majestic’s primary insurance policies in force. Twin Bridges allows Majestic (a) a ceding commission of 32% on all ceded premiums to cover Majestic’s costs associated with the policies, including dividends, commissions, taxes, assessments and other expenses and (b) 6% of ceded premiums to cover Majestic’s loss adjustment expenses.

•	Effective April 1, 2008, the 40% ceded quota share agreement was amended to decrease Twin Bridges assumption of the first $500 thousand of premiums and losses and loss adjustment expenses of Majestic’s primary insurance policies in force from 40% to 5%.

•	Twin Bridges has a 4% participation in a layer of Majestic’s excess of loss treaty that was effective July 1, 2008 for loss and loss adjustment expenses in excess of $500 thousand up to $2 million for primary insurance policies in force.

Twin Bridges is required to provide Majestic with security for all reinsurance agreements. As of December 31, 2008 and 2007, Majestic held $29.6 million and $17.5 million of cash as collateral for the reinsurance agreements described above. For the excess policies not insured by Majestic, Twin Bridges is required to provide certain collateral to secure its obligations to NY Marine & General. Letters of credit totaling $0.8 million and $4.0 million as of December 31, 2008 and 2007, respectively, were issued under letter of credit facilities to secure reserves assumed from NY Marine & General under the 50% Ceded Quota Share Agreement and 70% Ceded Quota Share Agreement. Of these letters of credit, $0.8 million and $4.0 million were secured by investments pursuant to a secured letter of credit facility.

Twin Bridges issued two direct excess policies to self-insured individual enterprises. Twin Bridges purchases facultative reinsurance to reduce its maximum potential loss on individual risks and to protect against possible catastrophes. Reinsurance does not legally discharge the ceding insurer from primary liability for the full amount due under the reinsured policies. However, the assuming reinsurer is fully obligated to indemnify the ceding company to the extent of the coverage ceded.

Note 12.  Credit Facilities

Majestic is required to provide security to the California Department of Insurance and the United States Department of Labor with respect to its unaffiliated reinsurance and United States Longshore and Harbor Workers’

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

Compensation Act (“USL&H”) policies, respectively. Majestic is also required to provide security with respect to its lease obligations for San Francisco office space. Majestic has a secured letter of credit facility with Comerica Bank (“Comerica Credit Facility”), under which Majestic is able to draw secured letters of credit in an amount equal to the funds posted by Majestic. The Comerica Credit Facility has a limit of $50.0 million and may be secured by cash, investments or a combination thereof. Majestic pays a fee of .30% — .50% of the principal amount of each letter of credit issued. Majestic has $21.0 million and $15.5 million letters of credit outstanding to the California Department of Insurance and United States Department of Labor, respectively, at December 31, 2008. In addition, Majestic has a $1.5 million letter of credit outstanding with respect to lease obligations for San Francisco office space. The letters of credit for the benefit of the United States Department of Labor and for the San Francisco office space are secured by a combination of cash and the investments that are on deposit as described in Note 4. The letter of credit for the benefit of the California Department of Insurance is secured by a third party letter of credit of $21.0 million with an unaffiliated reinsurer. There were no amounts drawn against the letters of credit at December 31, 2008 and 2007.

The Comerica Credit Facility has various financial covenants which require Majestic to maintain a minimum statutory net surplus of no less than $21.0 million and maintain an A.M. Best rating of at least B++. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under the facility. At December 31, 2008, Majestic was in compliance with all of the covenants under the Comerica Credit Facility.

Under Twin Bridges reinsurance agreements, Twin Bridges is required to provide security for any unpaid liabilities under those agreements. Twin Bridges has an informal secured letter of credit arrangement with Smith Barney Citigroup to obtain collateralized letters of credit. See Note 11 for balances of letters of credit issued pursuant to Twin Bridges credit facilities.

On May 22, 2008, Twin Bridges terminated its existing letter of credit facility (the (“Amended Unsecured Letter of Credit Facility”) with Keybank National Association (“KeyBank”). Under the Amended Unsecured Letter of Credit Facility, Twin Bridges was entitled to draw unsecured letters of credit of up to $7.0 million for which Twin Bridges paid a fee of 1.5% of the principal amount of each letter of credit issued. Borrowings under the Amended Unsecured Letter of Credit Facility were guaranteed by CRM, CRM CA, Eimar and Agency Captive. The Amended Unsecured Letter of Credit Facility was due to expire June 30, 2008 and was terminated as Twin Bridges is posting collateral on its quota share and excess of loss reinsurance contracts with Majestic on a funds withheld basis.

On October 24, 2008, CRM terminated its credit facility (“Terminated Credit Facility”) with KeyBank, and CRM USA Holdings entered into a revolving credit facility (the “Revolving Credit Facility”) with KeyBank. Under the Terminated Credit Facility, CRM was entitled to borrow up to $7.0 million, subject to a $2.0 million sub-limit for letters of credit. The interest rate on the Terminated Credit Facility was KeyBank’s prime rate and there was a draw fee of 1.5% of the principal amount per year for each letter of credit drawn. The maturity date on the Terminated Credit Facility was June 30, 2009 and obligations under the Terminated Credit facility were guaranteed by CRM CA, Eimar and Compensation Risk Managers Agency Captive, LLC, (“Agency Captive”). Agency Captive is further described in Note 19.

Under the Revolving Credit Facility, CRM USA Holdings is entitled to borrow up to $2.0 million, and advances on the Revolving Credit Facility are to be repaid within 90 days with principal amounts due on demand. Interest on amounts outstanding under the Revolving Credit Facility is payable monthly at a rate per annum equal to KeyBank’s prime rate plus one percent. The maturity date on the Revolving Credit facility is September 30, 2009 and obligations under the Revolving Credit Facility are guaranteed by CRM, CRM CA, Eimar and Embarcadero. There were no borrowings outstanding under the Revolving Credit Facility at December 31, 2008.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

Note 13.  Long-Term Debt and Other Secured Borrowings

In connection with the financing of the acquisition of Embarcadero on November 14, 2006, which is more fully described in Note 3, CRM USA Holdings issued $36.1 million of junior subordinated debt obligations (“Junior Debt”) in exchange for $35.0 million in aggregate proceeds from the sale of CRM USA Holdings Trust I (“Trust”) capital securities and $1.1 million of Trust common securities. The Junior Debt matures December 15, 2036 at which time the entire principal is due and bears interest at a fixed rate of 8.65% until December 15, 2011. After such date, the interest rate will adjust quarterly at a fixed spread of 3.65% above 3-month London Interbank Offer Rate (“LIBOR”) per annum. The capital and common securities of the Trust, totaling $36.1 million, representing undivided beneficial ownership interests in the assets of the Trust, have no stated maturity and must be redeemed upon maturity of the corresponding series of Junior Debt securities — the sole assets of the Trust. The Trust will make quarterly distributions on the capital and common securities at a fixed annual rate of 8.65% until December 15, 2011 and after such date at a fixed spread of 3.65% above 3-month LIBOR per annum.

The common securities are held by CRM USA Holdings and represent 100% of the issued and outstanding common securities of the Trust. They are reflected as investment in unconsolidated subsidiary in the Company’s consolidated balance sheet. The Trust is a variable interest entity in accordance with FIN 46 and FIN 46(R). CRM USA Holdings does not consolidate its interest in CRM USA Holdings Trust I as it is not the primary beneficiary of the Trust.

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

As of December 31, the Company’s long term debt and other secured borrowings are as follows:

	December 31,
	Weighted
	Average
	Interest
	Rate	Maturity	2008	2007
			(Dollars in thousands)

Junior subordinated debt obligation	8.65%	2036	$36,083	$36,083
Senior debt obligation	7.45%	2033	8,000	8,000
Capital lease obligations	—	—	—	1

			$44,083	$44,084

Note 14.  Income Taxes

The Company is subject to the provisions of FIN 48 as of January 1, 2008, and has analyzed filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

reserves for uncertain income tax positions have been recorded pursuant to FIN No. 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN No. 48.

In accordance with accounting policy, the Company continues to recognize interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The Company did not incur any income tax related interest income, interest expense or penalties for the years ended December 31, 2008, 2007 and 2006.

CRM USA Holdings and its subsidiaries file federal income tax returns and income tax returns in various state jurisdictions. Tax years 2004 through 2007 and 2003 through 2007 are subject to examination by federal and state tax authorities, respectively. Tax years 2006 and 2007 are currently being examined by the Internal Revenue Service (“IRS”). It is possible that the IRS audit may result in additional payment. However, it is too early in the process to make an estimate of the amount, if any.

The significant components of the consolidated provision for income taxes for the years ended December 31, 2008, 2007 and 2006 were as follows:

Years Ended December 31,	2008	2007	2006
	(Dollars in thousands)

Current income tax (benefit) provision from continuing operations	$(1,060)	$3,041	$(905)
Deferred tax benefit from continuing operations	(877)	(2,062)	(169)

Tax (benefit) provision from continuing operations	(1,937)	979	(1,074)
Current income tax (benefit) provision from discontinued operations	(1,806)	822	2,812
Deferred tax benefit from discontinued operations	(35)	(189)	(162)

Tax (benefit) provision from discontinued operations	(1,841)	633	2,650

Total income tax (benefit) provision	$(3,778)	$1,611	$1,576

The Company’s current tax recoverable was $3.2 million at December 31, 2008 and the Company’s current tax liability was $0.3 million at December 31, 2007. These amounts are included in accrued expenses on the consolidated balance sheets.

The income tax provision differs from the amount computed by applying the U.S. Federal income tax rate of 35% to income before taxes as a result of the following:

For the Years Ended December 31,	2008	2007	2006
	(Dollars in thousands)

Theoretical Federal income tax from continuing operations at statutory rate of 35%	$30	$6,657	$2,494
Tax-free Bermuda-domiciled income	(1,011)	(4,946)	(3,663)
Tax-exempt investment income	(1,097)	(951)	(78)
Income attributable to pre-restructuring LLCs taxed in the hands of its members prior to the IPO date	—	130	34
Other	141	89	139

Income tax benefit from continuing operations	$(1,937)	$979	$(1,074)

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes represent the tax effect of the differences between the book and tax basis of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following:

As of December 31,	2008	2007	2006
	(Dollars in thousands)

Deferred income tax assets:
Fixed assets	$111	$13	$14
Bad debt reserves	322	71	57
Employee share-based compensation	384	369	184
Reserve for losses and loss adjustment expenses	6,662	6,818	6,298
Unearned premiums	2,270	3,136	600
Other	428	218	281

Gross deferred income tax assets	10,177	10,625	7,434

Deferred income tax liabilities:
Net unrealized investment gains	1,383	1,072	138
Deferred policy acquisition costs	1,077	2,210	540
Other	(92)	(130)	(47)

Gross deferred income tax liabilities	2,368	3,152	631

Net deferred tax assets	$7,809	$7,473	$6,803

Management believes that its net deferred tax assets will be fully recognized in future periods and, therefore, has not established a valuation allowance with respect to such assets as of December 31, 2008 and 2007.

Note 15.  Shareholders’ Equity

Holders of common shares are entitled to one vote per share, subject to a mechanism in the Company’s bye-laws whereby the maximum voting rights of any one shareholder or group of shareholders is limited to 9.9%. Application of this mechanism is subject to the discretion of the board of directors.

The Company’s ability to pay dividends on its common shares is subject to restrictions contained in the Bermuda Companies Act. Under the Bermuda Companies Act, dividends may be declared or paid out of the Company’s retained earnings or contributed surplus only if the Company has reasonable grounds for believing that the Company is, after the payment of such dividends, able to pay its liabilities as they become due and that the realizable value of its assets would not be less than the aggregate of its liabilities and issued share capital and share premium accounts. The Company has never paid cash dividends on its common shares.

Holders of Class B shares have the same rights and privileges as holders of common shares, except they have no general right to vote. The Class B shares are exchangeable into common shares at any time, provided that certain voting percentage limits are not breached or adverse tax consequences to the Company do not result.

During the first quarter of 2007, 395 thousand Class B shares were converted into Common shares in connection with the registration and sale of Martin D. Rakoff’s shares as described in below in Note 16.

Note 16.  Commitments

The Company leases office space, office equipment and its integrated policy administration system under various operating lease agreements. Some of the office space leases contain rent adjustment provisions to compensate the lessor for increases in operating costs. Leasehold improvements related to these operating leases

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

are amortized over the shorter of their estimated useful lives or the noncancellable lease term. Total minimum future lease payments under these leases are as follows:

As of December 31,	(Dollars in thousands)

2009	3,706
2010	3,569
2011	2,740
2012	2,336
2013	2,456
Thereafter	16,412

Total	$31,219

Rent expense from continuing operations under these operating leases was approximately $3.3 million, $1.5 million and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In December 2007, the Company commenced payment on its operating lease agreement for new office facilities in Poughkeepsie, New York. The term of the lease is 15 years with options to renew for two additional five year terms. The lease also provides for two options to purchase the building. The first option was exercisable 120 days prior to the anticipated occupancy. The Company elected to not exercise this option, but has an additional option to purchase the building during the first two years of the lease for the fair market value of the property, which will not be less than $3.5 million plus the costs incurred by the landlord in developing and constructing the building.

In November 2007, the Company entered into an operating lease agreement for new office facilities in San Francisco, California. The term of the lease is ten years with an option to renew for an additional five years.

In June 2008, the Company entered into a settlement agreement for the Cornerstone litigation as more fully described in Note 20. This settlement consists of five annual payments of $400,000 commencing on July 1, 2009.

In August 2008, the Company entered into a License and Service Agreement with Fiserv Insurance Solutions, Inc. (“Fiserv”), under which the Company is licensing an integrated policy administration software system that provides processing for workers compensation insurance, including billing, underwriting, and policy administration functionality. Fiserv is obligated to provide professional services for installation of the technology, training, and maintenance support services. The License and Service Agreement provides for an initial five year license and maintenance period and automatic renewal of the maintenance period after the initial five year term unless either party notifies the other of its intent to not renew. The Company is subject to termination fees for early termination of the initial term. Total payments under the License and Service Agreement will be approximately $5.6 million and will be financed through an operating lease, the first installment of which was entered into on December 19, 2008 $1.1 million for a term of three years.

Majestic purchased annuities from life insurers under which certain claimants are payees. Majestic has incurred cumulative annuity premiums of $8.8 million representing the present value of future payments over the term of the various claims. The expected cost to settle these claims is $30.7 million as of December 31, 2008. Majestic has a contingent liability of $30.7 million should the issuers of these annuities fail to perform under the terms of the annuities.

In December, 2006, Martin D. Rakoff, the Company’s former Co-Chief Executive Officer and Deputy Chairman of the Board, resigned as a director and officer. The Company entered into a separation agreement with Mr. Rakoff under which the Company:

•	Paid the cost of registering Mr. Rakoff’s shares in the Company for the purposes of selling such shares;

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

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

Note 17.  Employee Benefit Plans

The Company’s subsidiaries sponsor defined contribution plans for substantially all U.S. employees under which a portion of employee contributions are matched. The Company’s subsidiaries contributed $789 thousand, $419 thousand and $97 thousand from continuing operations for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 18.  Share-based Compensation

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

At December 31, 2008 there was $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 0.9 years. The Company recorded share-based compensation expense from continuing operations under the 2005 Long-Term Incentive Plan of $904 thousand, $774 thousand and $222 thousand net of income tax benefits of $395 thousand, $357 thousand and $94 thousand during the years ended December 31, 2008, 2007 and 2006, respectively.

Following is a summary of non-vested shares as of December 31, 2008 and changes during the year:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Balance, December 31, 2007	332,764	$10.38
Granted during the period	233,019	6.16
Vested during the period	(149,283)	9.19
Forfeited during the period	(36,554)	8.76

Balance, December 31, 2008	379,946	$6.98

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

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

and participants are able to purchase shares at 85% of the lower of the closing price of the Company’s common shares on the first or last day of the three month purchase period.

Compensation cost is recognized for each three month period and is based on the fair value of shares at the purchase date, less the price the participant pays for the shares. Compensation costs from continuing operations recognized under the Plan for the years ended December 31, 2008 and December 31, 2007 was $18 thousand for each year. Since share purchases under the Plan began in 2007, there were no common shares issued and no compensation costs recorded in 2006. The weighted average fair value for shares recognized in compensation costs for the year ended December 31, 2008 was $3.09.

During the year ended December 31, 2008, 54 thousand shares were purchased under the plan. In January 2009, 17 thousand shares were purchased and related to the October 1 offering period which ended December 31, 2008.

Note 19.  Related Parties

The Company conducts business with an insurance broker whose owners include one of the Company’s directors. Currently, the Company pays the broker fees for primary insurance business placed with Majestic. Historically, CRM paid broker fees for business placed with several of the self insurance groups formerly managed by the CRM. In addition, the Company leased office space and purchases certain bonds and liability coverage from the broker.

The following table represents amounts paid to the broker for services rendered:

For the Twelve Months Ended December 31,	2008	2007	2006
	(Dollars in thousands)

Fees paid to general agents and brokers	$139	$198	$238
Other operating expenses	7	81	88

	$146	$279	$326

Agency Captive was a licensed insurance broker that shared common ownership with the members of the former owners of CRM, CRM CA, Eimar and Twin Bridges. Agency Captive was originally formed to underwrite a business unrelated to the self-insured groups managed by CRM or CRM CA and originally held the brokerage license that CRM and CRM CA used to place excess coverage with U.S. admitted insurers and surety bonds on behalf of the Groups they manage. Agency Captive received brokerage commissions which were then fully remitted to CRM or CRM CA, as applicable. The brokerage license was owned by Daniel G. Hickey Jr., the Company’s former chief executive officer and chairman of the board. On January 9, 2006 CRM became the successor in interest to Agency Captive’s license, following which brokerage commissions were paid directly to CRM.

Note 20.	Contingencies

Cornerstone Litigation

In April 2005, Cornerstone Program Management & Insurance Services (“Cornerstone”), the former general agent for CAP, a self-insured group administered by CRM CA, commenced litigation against CAP, CRM and CRM CA. A full and final confidential settlement was reached on September 6, 2006. All settlement payments due to date have been paid, and the litigation has been dismissed. CRM recovered $1.75 million under a general liability and errors and omissions policy, which was contributed to CAP as part of the settlement agreement, and $675 thousand under a directors’ and officers’ policy, which was contributed toward the settlement amount. On December 20, 2006, CRM received a request from CAP to enter into discussions regarding the contribution by CRM of amounts paid by CAP under the settlement agreement. On June 18, 2008, CRM CA entered into a settlement whereby CRM CA will contribute towards CAP’s September 2006 settlement with Cornerstone. This settlement consists of five annual payments of $400,000 commencing on July 1, 2009. The Company has recorded the present value of the

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

total settlement of $1.6 million in fees paid to general agents and brokers and accrued expenses. The liability has been discounted using an interest rate of 8.65%, which approximates the fair value of the liability in connection with the settlement.

New York Workers’ Compensation Board Litigation

On June 2, 2008, CRM and the New York State Workers’ Compensation Board entered into a Settlement Agreement to resolve the following administrative action. After an exchange of correspondence in which the New York Workers’ Compensation Board expressed dissatisfaction with CRM’s response to a request for certain information relating to the audit of loss reserves for the self-insured groups administered by it, the New York Workers’ Compensation Board notified CRM on February 8, 2008 that a referral had been made for a formal investigation into whether disciplinary action should be taken by the New York Workers’ Compensation Board with regard to CRM’s third party administrator’s license. Following that initial investigation, the New York Workers’ Compensation Board issued a notice to CRM that it had determined to pursue an administrative action in order to revoke CRM’s third party administrator’s license to provide third party claims administrative services to self-insured workers compensation groups in New York. Under the Settlement Agreement, the hearing, originally scheduled for May 20, was canceled, CRM voluntarily surrendered its third party administrator’s license and ceased representing self-insurers in the State of New York on September 8, 2008, and, as part of the ongoing transfer of its self-insured groups that voluntarily closed, CRM continues to assist the New York State Workers’ Compensation Board in the transfer of the administration of the groups formerly managed by CRM to the third party administrator appointed by the New York State Workers’ Compensation Board under the New York Workers’ Compensation Law and corresponding regulations.

Hazardous Substance Litigation

On December 5, 2008, Majestic reached a full and final confidential settlement of the defense of a claim arising from a policy issued by Majestic in 1983 while under prior ownership. The claim alleged that the insured was liable for an unspecified amount of money due to damages caused by the release of hazardous substances in a dry cleaning business the insured operated during the early 1980s. Majestic recorded $250,000 related to it’s share of the settlement under selling, general, and administrative expenses and accrued expenses.

H.C.F.A. Litigation

On April 9, 2007, H.C.F.A. Associates Corp. and 17 related companies, all of which were members or former members of the Healthcare Industry Trust of New York (“HITNY”), sued HITNY and CRM in New York State Supreme Court, Ulster County, alleging, among other things, that HITNY and CRM failed to fulfill their obligations in connection with providing workers’ compensation claims services. CRM answered the complaint, denying the plaintiffs’ material allegations. This litigation is in its early stages. The court established a discovery schedule on September 22, 2008. Discovery is currently proceeding in the matter. The Company cannot estimate what impact, if any, this litigation and any results from this litigation may have on its financial position, operating results or cash flows.

NY Attorney General Investigation

CRM received a subpoena from the NY Attorney General on March 28, 2008, requesting documents related to CRM’s administration of HITNY. CRM is fully cooperating with the NY Attorney General’s request. To CRM’s knowledge, the NY Attorney General has not initiated any proceedings against CRM. CRM believes that the subpoena is related to a prior administrative action commenced by the New York State Workers’ Compensation Board regarding CRM’s third party administrator’s license. The Company cannot estimate what impact, if any, this inquiry and any results from this inquiry may have on its financial position, operating results or cash flows.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

New York Self-Insured Group Litigation

On September 30, 2008, CRM received a copy of a letter addressed to its errors and omissions insurance carrier from the New York State Workers’ Compensation Board indicating its intention to initiate legal proceedings against CRM on behalf of eight self-insured groups previously administered by CRM as it relates to CRM’s actions while acting as the administrator and broker of record for the eight self-insured groups. The New York State Workers’ Compensation Board has indicated that it is investigating CRM’s administration of the self-insured groups, and upon information and belief, it is alleging that CRM breached certain duties to the self-insured groups and engaged in certain self-dealing and deceptive practices. In response to this letter, CRM filed an action on October 3, 2008 in the New York State Supreme Court, Dutchess County against the New York State Workers’ Compensation Board and the eight self-insured groups, namely the Healthcare Industry Trust of New York, Elite Contractors Trust of New York, Wholesale and Retail Workers’ Compensation Trust of New York, Trade Industry Workers Compensation Trust for Manufacturers, Real Estate Management Trust of New York, Transportation Industry Workers Compensation Trust, Public Entity Trust of New York and the New York State Association of Cemeteries Trust. Through this action, CRM is seeking a declaratory judgment that CRM did not breach any duty to the eight self-insured groups and did not engage in any self-dealing or deceptive practices and that the New York State Workers’ Compensation Board lacks the legal authority to pursue claims against CRM on behalf of the self-insured groups. CRM is not currently seeking any monetary damages from the eight self-insured groups, their respective boards of trustees or the New York State Workers’ Compensation Board. This litigation is in its early stages. The defendants have answered the complaint, and the parties are currently conducting discovery.

In addition, on October 8, 2008, the Company received notice from potential counsel to various former members of the self-insured groups indicating that the former members were contemplating a class action lawsuit against the New York State Workers’ Compensation Board for the manner in which it is collecting assessments from the former members and that more likely than not such litigation will also include allegations against CRM. To date, CRM has not been served with this lawsuit.

In November 2008, RBG Management Corp., Red & White Markets, Inc., Doria Enterprises Inc. and Grace’s Marketplace Inc., all of which were former members of the Wholesale Retail Workers’ Compensation Trust of New York (“WRWCTNY”), sued CRM, WRWCTNY, certain officers of CRM, the Board of Trustees of WRWCTNY, and S.A.F.E., LLC, which is the successor third-party administrator for WRWCTNY, in the Supreme Court of the State of New York, New York County. The lawsuit seeks a declaratory judgment, in sum and substance, relieving the plaintiffs from any liabilities owed in relation to their previous membership in WRWCTNY and which arise primarily from recent assessment charges imposed on the plaintiffs. The lawsuit is also seeking damages arising from allegations that the defendants breached their fiduciary duties to the plaintiffs by failing to maintain adequate reserves and failing to properly determine an adequate level of reserves necessary to maintain the solvency of WRWCTNY. This litigation is in its early stages. On March 12, 2009, CRM filed a motion to dismiss the complaint and, in the alternative, to consolidate the action in New York State Supreme Court, Dutchess County with the declaratory judgment action previously filed. The motion is currently pending before the court.

On November 24, 2008, FS Kids, LLC, Mask Foods, Inc., Valu Home Centers, Inc., KBLM Foods, Inc., KDJB Foods, Inc., Gaige & Son Grocery, Inc., TJ’s Market, Inc., BB&T Supermarkets Inc., BNR-Larson, LLC, and Gift Express of New York, Inc., all of which were former members of WRWCTNY, on their own behalf and on behalf of all others similarly situated, sued CRM in New York Supreme Court, Erie County. The lawsuit seeks class action certification and alleges that CRM: (1) breached its contract with WRWCTNY; (2) breached its duty of good faith and fair dealing owed to WRWCTNY; (3) breached its fiduciary duties owed to WRWCTNY; (4) was negligent in administering WRWCTNY; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages arising from the plaintiffs’ joint and several liability for the deficit of WRWCTNY which, as of September 30, 2007, was estimated by the New York State Workers’ Compensation Board at $19 million and from any unpaid claims of the plaintiffs’ injured employees in an amount presently undetermined. This litigation is in its early stages. On January 20, 2009,

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

CRM filed a motion to dismiss the complaint and, in the alternative, to consolidate the action in New York State Supreme Court, Dutchess County with the declaratory judgment action previously filed. The motion is currently pending before the court and a hearing on the matter has been set for April 8, 2009.

CRM intends to vigorously prosecute the declaratory judgment lawsuit and to defend the lawsuits and any claims later asserted by the New York State Workers’ Compensation Board, the groups or their former members. If any matters are decided adversely to CRM, it may result in liability material to our financial condition or results of operations. These matters are in very preliminary stages and the Company cannot estimate what impact, if any, this litigation may have on our financial position, operating results or cash flows.

New York State Department Insurance Inquiry

In June 2008, Majestic received a “Call for Special Report and Documents Pursuant to Section 308 of the Insurance Law” from the New York State Insurance Department. Among other items, the New York State Insurance Department has requested information related to Majestic’s loss reserving practices and Majestic’s acquisition of former members of the self-insured groups previously managed by CRM as insureds of Majestic. Majestic has complied with the New York State Insurance Department’s request. To Majestic’s knowledge, the New York State Insurance Department has not initiated any proceedings against Majestic. The Company cannot estimate what impact, if any, this inquiry and any results from this inquiry may have on our financial position, operating results or cash flows.

Guarantee Fund and Other Assessments

Majestic is subject to guaranty fund and other assessments by the states in which it writes business. Accordingly, Majestic has accrued a liability for guaranty fund and other assessments of $11.6 million and $8.9 million at December 31, 2008 and 2007, respectively, and has recorded a related asset for policy surcharges of $2.2 million at December 31, 2008 and 2007. These amounts represent management’s best estimate, based on information received from the states in which it writes business, and may change due to many factors including the share of the ultimate cost of current insolvencies. Most assessments are paid out in the year following the year in which the premium is written or the losses are paid. Policy surcharges are generally collected in the year following assessment.

Note 21.	Statutory Requirements

Each US domestic insurance company’s state of domicile imposes minimum risk-based capital requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). The formula for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital and surplus to authorized risk-based capital, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The NAIC provides authoritative guidance on current statutory accounting practices by promulgating a codified set of statutory accounting practices which the California Department of Insurance requires Majestic to follow. Majestic exceeded the minimum risk-based capital requirements as of December 31, 2008 and 2007.

The following is a summary of Majestic’s statutory net income for the years ended December 31, 2008 2007 and 2006 and the statutory capital and surplus as of December 31:

	2008	2007	2006
	(Dollars in thousands)

Statutory net income	$3,411	$11,035	$8,076
Statutory capital and surplus	101,596	63,176	53,211

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

Under the California Insurance Code, Majestic may make dividend distributions in a given year without prior approval of the Insurance Commissioner in a maximum amount equal to the greater of its statutory net income for the preceding year or 10% of its unassigned surplus at the beginning of its fiscal year. Since its acquisition by the Company, Majestic has not declared any such dividends. In 2006, Majestic paid a dividend of $1.1 million to Embarcadero.

Under the Insurance Act 1978 of Bermuda and related regulations (the “Act”), Twin Bridges is required to prepare Statutory Financial Statements and to file a Statutory Financial Return. The Act also requires Twin Bridges to meet certain minimum capital and surplus requirements.

Statutory capital and surplus as reported under the Act is different from shareholder’s equity as determined in conformity with GAAP due to certain items that are capitalized under GAAP but expensed under the Act.

At December 31, 2008 and 2007, the reconciling items are as follows:

As of December 31,	2008	2007
	(Dollars in thousands)

Shareholders’ equity, per GAAP	$28,290	$63,624
Reconciling items:
Prepaid expenses	(3)	(2)
Deferred policy acquisition costs	(260)	(564)

Statutory capital and surplus, per the Act	$28,027	$63,058

Required minimum statutory capital and surplus, per the Act	$4,684	$4,203

Twin Bridges is also required to maintain a minimum liquidity ratio, whereby the value of its relevant assets must be not less than 75% of its relevant liabilities. Twin Bridges met this test at December 31, 2008 and 2007.

Twin Bridges is prohibited from declaring or paying any dividends during the current or subsequent financial year if the declaration or payment of such dividends would cause it to fail to meet its solvency margin or minimum liquidity ratio. Twin Bridges is prohibited, without prior approval from the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, or from paying a dividend if there are reasonable grounds for believing that it is or would be unable to pay its liabilities as they become due, or if the realizable value of its assets would be less than its liabilities and shareholders’ equity. Twin Bridges declared and paid dividends of $35.5 million, $2.0 million and $1.0 million to the Company for the years ended 2008, 2007 and 2006, respectively.

Note 22.	Segment Information

The Company historically operated as three reportable segments, Fee-Based Management Services, Reinsurance, and Corporate and Other. Upon the acquisition of Embarcadero in November 2006, the Company began operating in a fourth business segment, Primary Insurance. As of September 30, 2008, the operations of CRM and Eimar are no longer included in the Fee-Based Management Services segment and are classified as discontinued operations. General corporate overhead expenses previously reported within the Fee-Based Segment have been reclassified to the Corporate and Other segment for the years ended December 31, 2008, 2007 and 2006.

The Company evaluates each segment based on fees and commission income, primary insurance premiums earned, reinsurance premiums earned or investment income, as applicable, and expenses that are associated with, and directly related to, each segment. The determination for the Fee Based Management Services, Primary Insurance and Reinsurance segments was based on the Company’s methodology for monitoring the performance of the self-insured group business, primary insurance and reinsurance operations. The Corporate and Other segment reflects investment income, expenses, investments, cash and cash equivalents and long-term debt that are not

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

allocable to the three operating segments. Accounting policies of the segments are the same as those of the Company.

Included in income of the Fee-Based Management Services segment and underwriting expenses of the Primary Insurance segment for the year ended December 31, 2008 are $0.9 million of commissions paid by Majestic to CRM CA for excess policies placed with Majestic on behalf of the self-insured groups managed by CRM CA.

Premiums earned by the Reinsurance segment for the year ended December 31, 2008 include $28.4 million of earned premiums assumed from the Primary Insurance segment. Such ceded premiums reduce premiums earned in the Primary Insurance segment. Ceding commission income reported in underwriting expenses of the Primary Insurance segment for the year ended December 31, 2008 includes $6.7 million from the Reinsurance segment. Such amounts are reflected in underwriting expenses of the Reinsurance segment.

Investment income of the Reinsurance segment for the year ended December 31, 2008 includes $1.0 million of interest income on funds withheld by the Primary Insurance segment. Such amounts are reflected in interest expenses of the Primary Insurance segment.

The following table sets forth the Company’s revenues, expenses, income before taxes and total assets from continuing operations by business segment. Total assets excludes $1.7 million of assets from discontinued operations at December 31, 2008.

	For the Year Ended December 31, 2008
	Fee-Based			Corporate
	Management	Primary		And
	Services	Insurance	Reinsurance	Other	Eliminations	Total
			(Dollars in thousands)

Revenues:
Net premiums earned	$—	$93,337	$28,605	$—	$—	$121,942
Management fees	8,216	—	—	—	(887)	7,329
Investment income	(6)	12,638	2,104	211	(1,047)	13,900

Total revenues	8,210	105,975	30,709	211	(1,934)	143,171

Expenses:
Underwriting expenses	—	81,006	24,540	—	(887)	104,659
Interest expense	—	1,047	—	3,718	(1,047)	3,718
Depreciation and amortization	92	414	—	319	—	825
Operating expenses	7,750	18,660	1,023	6,450	—	33,883

Total expenses	7,842	101,127	25,563	10,487	(1,934)	143,085

Income (loss) from continuing operations before taxes	$368	$4,848	$5,146	$(10,276)	$—	$86

Total assets	$1,105	$437,970	$60,722	$5,141	$(62,451)	$442,487

Included in income of the Fee-Based Management Services segment and underwriting expenses of the Primary Insurance segment for the year ended December 31, 2007, are $1.5 million of commissions paid by Majestic to CRM CA for excess policies placed with Majestic on behalf of the self-insured groups managed by CRM CA.

Premiums earned by the Reinsurance segment for the year ended December 31, 2007 include $25.1 million of earned premiums assumed from the Primary Insurance segment. Such ceded premiums reduce premiums earned in the Primary Insurance segment. Ceding commission income reported in underwriting expenses of the Primary

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

Insurance segment for the year ended December 31, 2007 includes $2.9 million from the Reinsurance segment. Such amounts are reflected in underwriting expenses of the Reinsurance segment.

Investment income of the Reinsurance segment for the year ended December 31, 2007 includes $0.5 million of interest income on funds withheld by the Primary Insurance segment. Such amounts are reflected in interest expenses of the Primary Insurance segment.

There were no inter-segment revenues or expenses for the year ended December 31, 2006.

The following tables set forth the Company’s revenues, expenses, income before taxes and total assets from continuing operations by business segment. Total assets excludes $7.0 million and $5.6 million of assets from discontinued operations at December 31, 2007 and 2006, respectively.

	For the Year Ended December 31, 2007
	Fee-Based			Corporate
	Management	Primary		and
	Services	Insurance	Reinsurance	Other	Eliminations	Total
	(Dollars in thousands)

Revenues:
Net premiums earned	$—	$91,560	$25,283	$—	$—	$116,843
Management fees	10,340	—	—	—	(1,494)	8,846
Investment income	18	8,421	3,015	345	(520)	11,279

Total revenues	10,358	99,981	28,298	345	(2,014)	136,968

Expenses:
Underwriting expenses	—	72,730	11,152	—	(1,494)	82,388
Interest expense	—	520	—	3,899	(520)	3,899
Depreciation and amortization	33	85	—	392	—	510
Operating expenses	8,483	10,398	1,030	11,239	—	31,150

Total expenses	8,516	83,733	12,182	15,530	(2,014)	117,947

Income (loss) from continuing operations before taxes	$1,842	$16,248	$16,116	$(15,185)	$—	$19,021

Total assets	$1,575	$329,847	$86,375	$7,662	$(52,359)	$373,100

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 31, 2006
	Fee-Based			Corporate
	Management	Primary		and
	Services	Insurance	Reinsurance	Other	Eliminations	Total
	(Dollars in thousands)

Revenues:
Net premiums earned	$—	$7,736	$22,966	$—	$—	$30,702
Management fees	12,330	—	—	—	—	12,330
Investment income	29	850	2,619	707	—	4,205

Total revenues	12,359	8,586	25,585	707	—	47,237

Expenses:
Underwriting expenses	—	6,367	12,372	—	—	18,739
Interest expense	—	—	—	501	—	501
Depreciation and amortization	30	14	—	133	—	177
Operating expenses	10,358	997	630	8,709	—	20,694

Total expenses	10,388	7,378	13,002	9,343	—	40,111

Income (loss) from continuing operations before taxes	$1,971	$1,208	$12,583	$(8,636)	$—	$7,126

Total assets	$1,543	$217,564	$71,383	$10,295	$—	$300,785

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

Note 23.	Quarterly Data (Unaudited)

Summarized below are the unaudited quarterly financial data for 2008 and 2007. Results from discontinued operations are segregated from continuing operations for all periods presented.

	Quarter Ended
2008	March 31	June 30	September 30	December 31
	(Dollar amounts in thousands, except per share data)

Revenues
Net premiums earned	$32,351	$41,185	$24,504	$23,902
Fee-based management services	1,874	1,917	1,806	1,732
Investment income	1,644	4,706	2,922	4,628

Total revenues	35,869	47,808	29,232	30,262

Expenses
Losses and loss adjustment expenses	14,682	26,706	19,841	24,277
Fees paid to general agents and brokers	749	2,190	534	510
Policy acquisition costs	4,633	6,635	3,935	3,950
Selling, general and administrative expenses	8,110	4,804	9,275	8,536
Interest expense	952	924	922	920

Total expenses	29,126	41,259	34,507	38,193

Income from continuing operations before income taxes	6,743	6,549	(5,275)	(7,931)
Tax provision (benefit) from continuing operations	183	1,916	(2,352)	(1,684)

Income (loss) from continuing operations	6,560	4,633	(2,923)	(6,247)

Discontinued operations
(Loss) income from discontinued operations	(2,423)	(2,278)	(1,307)	648
Tax (benefit) provision from discontinued operations	(838)	(695)	(464)	156

(Loss) income on discontinued operations	(1,585)	(1,583)	(843)	492

Net Income (Loss)	$4,975	3,050	$(3,766)	$(5,755)

Earnings (loss) per share from continuing operations
Basic	$0.40	$0.28	$(0.18)	$(0.38)
Diluted	$0.40	$0.28	$(0.18)	$(0.38)
(Loss) earnings per share from discontinued operations
Basic	$(0.10)	$(0.09)	$(0.05)	$0.03
Diluted	$(0.10)	$(0.09)	$(0.05)	$0.03
Earnings (loss) per share
Basic	$0.30	$0.19	$(0.23)	$(0.35)
Diluted	$0.30	$0.19	$(0.23)	$(0.35)
Weighted average shares outstanding:
Basic	16,371	16,436	16,466	16,491
Diluted	16,371	16,436	16,466	16,491

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

	Quarter Ended
2007	March 31	June 30	September 30	December 31
	(Dollar amounts in thousands, except per share data)

Revenues
Net premiums earned	$22,822	$33,515	$28,925	$31,581
Fee-based management services	2,025	2,253	2,212	2,356
Investment income	2,287	2,601	2,944	3,447

Total revenues	27,134	38,369	34,081	37,384

Expenses
Losses and loss adjustment expenses	13,010	19,969	14,201	16,895
Fees paid to general agents and brokers	598	558	581	701
Policy acquisition costs	4,082	4,407	4,541	5,283
Selling, general and administrative expenses	7,082	7,197	7,308	7,635
Interest expense	972	974	978	975

Total expenses	25,744	33,105	27,609	31,489

Income from continuing operations before income taxes	1,390	5,264	6,472	5,895
Tax (benefit) provision from continuing operations	(456)	627	(339)	1,147

Income from continuing operations	1,846	4,637	6,811	4,748

Discontinued operations
Income (loss) from discontinued operations	1,620	817	(76)	372
Tax provision (benefit) from discontinued operations	568	295	(416)	186

Income (loss) on discontinued operations	1,052	522	340	186

Net Income	2,898	5,159	$7,151	4,934

Earnings per share from continuing operations
Basic	$0.11	$0.29	$0.42	$0.29
Diluted	$0.11	$0.29	$0.42	$0.29
Earnings per share from discontinued operations
Basic	$0.07	$0.03	$0.02	$0.01
Diluted	$0.07	$0.03	$0.02	$0.01
Earnings per share
Basic	$0.18	$0.32	$0.44	$0.30
Diluted	$0.18	$0.32	$0.44	$0.30
Weighted average shares outstanding:
Basic	16,274	16,286	16,289	16,306
Diluted	16,274	16,319	16,300	16,318

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements — (Continued)

Note 24.	Subsequent Events

On or about January 9, 2009, Majestic’s underwriting department received a Subpoena Duces Tecum from the New York State Workers Compensation Board Office of the Fraud Inspector General. The caption of the Subpoena is In the Matter of Compensation Risk Managers, LLP and has been assigned Inspector General Case No. 38839. The Subpoena requests production of various documents related to the issuance of excess workers’ compensation and general liability policies by Majestic to the Elite Contractors Trust of New York. To the Company’s knowledge, the Inspector General has not initiated any proceedings against CRM. The Company cannot estimate what impact, if any, this inquiry and any results from this inquiry may have on its financial position, operating results or cash flows.

Effective March 1, 2009, the Preferred Auto Dealers Self-Insured Program (“PADSIP”), one of the self-insured groups managed by CRM CA, voluntarily terminated active operations. CRM CA and PADSIP will be working with the State of California to terminate and conclude the program properly and in accordance with State regulations

On March 6, 2009, Armstrong Brands, Inc., Metal Cladding, Inc., TREK, Inc., Petri Baking Products, Inc., Time Cap Laboratories, Inc., Custom Coatings, Inc., GPM Associates, LLC, d/b/a Forbes Products, PJR Industries, Inc., d/b/a Southside Precast Products, Lakeshore Metals, Inc. Duro-Shed, Inc., Tooling Enterprises, Inc. Northeast Concrete Products, Inc., d/b/a Concrete Building Supply and Superior Steel Studs, Inc., all of which were former members of Trade Industry Trust Workers’ Compensation Trust for Manufacturers (the “Trade Trust”), on their own behalf and on behalf of all others similarly situated, sued Compensation Risk Managers, LLC in New York State Supreme Court, Erie County. The lawsuit seeks class action certification and alleges that CRM: (1) breached its contract with the Trade Trust; (2) breached its duty of good faith and fair dealing owed to the Trade Trust; (3) breached its fiduciary duties owed to Trade Trust; (4) was negligent in administering the Trade Trust; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages (a) arising from the plaintiffs’ joint and several liability for the deficit of the Trade Trust which, as of December 31, 2006, was estimated by the New York State Workers’ Compensation Board at $4.9 million, (b) from any unpaid claims of the plaintiffs’ injured employees in an amount presently undetermined, (c) from potentially being liable for the costs of liquidation charged or to be charged by the WCB, and (d) from fees paid by the plaintiffs and the Trade Trust to CRM pursuant the service agreement between CRM and the Trade Trust. This litigation is in its early stages, and CRM has until March 26, 2009 to respond to the plaintiffs’ complaint. The Company cannot estimate what impact, if any, this inquiry and any results from this inquiry may have on its financial position, operating results or cash flows.

On March 13, 2009, Daniel G. Hickey, Jr., resigned as the Company’s Chief Executive Officer, Chairman of the Board, and director and officer of the Company’s subsidiaries. The Company entered into a separation agreement with Mr. Hickey under which the Company will:

•	make cash payments aggregating $3.3 million in three installments as follows: (1) a payment of $1.5 million on September 14, 2009; (2) a payment of $1.5 million on March 13, 2010; and (3) a payment of $0.3 million on September 13, 2011; and

•	immediately vest and distribute to Mr. Hickey 46,040 shares of restricted stock; and

•	pay medical and life insurance benefits for up to three years.

The separation agreement prohibits Mr. Hickey from competing with the Company in the California self-insured workers’ compensation market until March 13, 2012 and from soliciting its employees and customers for a period ending on March 13, 2011.

In connection with Mr. Hickey’s resignation, James J. Scardino, the Company’s Chief Financial Officer, has been appointed as Chief Executive Officer of the Company on an interim basis. Keith S. Hynes, current Deputy Chairman of the Company’s Board of Directors, will assume the role of acting non-executive Chairman of the Board of Directors.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

For the year ended December 31, 2008, we conducted an evaluation, under the supervision and with the participation of our Chief Financial Officer (who is also our acting Chief Executive Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on this evaluation, our Acting Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (2) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Acting Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

The management of CRM Holdings, Ltd. is responsible for establishing and maintaining effective internal control over financial reporting. Our company’s internal control system was designed to provide reasonable assurance to our management and our Board of Directors regarding the preparation and fair presentation of published financial statements. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance with respect to financial statement preparation. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Johnson Lambert & Co. LLP, an independent registered public accounting firm, as stated in their report which appears on pages 90-91 hereof.

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

The information called for by this Item and not provided herein will be contained in our Proxy Statement, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2008, and such information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this Item and not provided herein will be contained in our Proxy Statement, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2008, and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item and not provided herein will be contained in our Proxy Statement, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2008, and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item and not provided herein will be contained in our Proxy Statement, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2008, and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this Item and not provided herein will be contained in our Proxy Statement, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2008, and such information is incorporated herein by reference.

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

Exhibits

Exhibit		Incorporation by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Reorganization Agreement, by and among the Company, Compensation Risk Managers, LLC, Compensation Risk Managers of California, LLC, EIMAR, L.L.C., Twin Bridges, the individuals named therein and Village Holdings, LLC, dated December 7, 2005	S-1/A	333-128424	2.1	12/7/2005
2.2	Stock Purchase Agreement, dated September 8, 2006, by and among Embarcadero, the shareholders of Embarcadero, the Company, and CRM USA Holdings Inc.	8-K	001-32705	2.1	9/11/06
2.3	Amendment No. 1, dated November 14, 2006, to the Stock Purchase Agreement dated September 8, 2006, by and among Embarcadero, the shareholders of Embarcadero, the Company, and CRM USA Holdings Inc.	8-K	001-32705	2.1	11/14/06
3.1	Memorandum of Association of the Company	S-1	333-128424	3.1	9/19/05
3.2	Bye-Laws of the Company	S-1	333-128424	3.2	9/19/05
3.3	Amended and Restated Bye-Laws of the Company	S-1/A	333-128424	3.3	12/7/05
4.1	Specimen Common Share Certificate	S-1/A	333-128424	4.1	12/20/05
4.2	Amended and Restated Declaration of Trust, dated as of November 14, 2006, among CRM USA Holdings, CRM Holdings, the Trust, The Bank of New York Delaware, as Delaware trustee, The Bank of New York Trust Company, National Association, as institutional trustee, and the administrators named therein, including the form of trust preferred securities which is an exhibit thereto.	8-K	001-32705	4.1	11/14/06
4.3	Indenture, dated as of November 14, 2006, between CRM USA Holdings and The Bank of New York Trust Company, National Association, as trustee, including the form of debenture which is an exhibit thereto.	8-K	001-32705	4.2	11/14/06
4.4	Guarantee Agreement, dated as of November 14, 2006, between CRM Holdings and The Bank of New York Trust Company, National Association, as trustee.	8-K	001-32705	4.3	11/14/06
4.5	Guarantee Agreement, dated as of November 14, 2006, between CRM USA Holdings and The Bank of New York Trust Company, National Association, as trustee. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on November 14, 2006.	8-K	001-32705	4.4	11/14/06
10.1	Senior Debt Security Agreement of Embarcadero Insurance Holdings, Inc., dated May 22, 2003.	S-1	333-139741	10.2	12/29/06

Exhibit			Incorporation by Reference				Filed
Number		Description	Form	File No.	Exhibit	Filing Date	Herewith

10.2		Lease Agreement between Oakwood Partners L.L.C. and Compensation Risk Managers, LLC, dated August 5, 2005.	S-1	333-128424	10.4	9/19/05
10.3		Amendment to Agreement of Lease dated August 5, 2007, dated as May 24, 2007, between Oakwood Partners, L.L.C. and Compensation Risk Managers, LLC,	8-K	001-32705	10.1	5/31/07
10	.4†	License and Service Agreement, dated August 27, 2008, between Majestic Insurance Company and Fiserv Insurance Solutions, Inc.	10-Q	001-32705	10.1	11/7/08
10.5		Employment Agreement, between the Company and Daniel G. Hickey, Jr., dated November 3, 2005.	S-1/A	333-128424	10.1	11/28/05
10.6		Employment Agreement between the Company and Louis J. Viglotti, dated November 22, 2005	S-1/A	333-128424	10.15	12/7/05
10.7		Employment Agreement between the Company and James J. Scardino, dated January 1, 2007	10-Q	001-32705	10.2	5/4/07
10.8		Employment Agreement between the Company and Chester J. Walczyk, dated January 1, 2007	10-Q	001-32705	10.3	5/4/07
10.8		Employment Agreement between the Company and Robert Polansky, dated December 8, 2006	S-1	333-139741	10.19	12/29/06
10.10		Separation Agreement, dated December 19, 2006 between the Company and Martin D. Rakoff	8-K	001-32705	10.1	12/28/06
10.11		2005 Long-Term Incentive Plan	S-1/A	333-128424	10.13	12/7/05
10.12		2007 Employee Stock Purchase Plan	10-Q	001-32705	10.1	5/4/07
10.13		Separation Agreement, dated March 13, 2009, between the Company and Daniel G. Hickey, Jr.	8-K	001-32705	10.1	3/16/09
21.1		List of subsidiaries of the Company.					X
23.1		Consent of Johnson Lambert & Co. LLP					X
24.1		Powers of Attorney					X
31.1		Certification of Acting Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.1		Certification of Acting Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

†	Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities and Exchange Act, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

CRM Holdings, Ltd. and Subsidiaries

Schedule I — Summary of Investments-Other Than Investments in Related Parties
December 31, 2008

			Amount at
			Which
			Shown on
	Amortized		Balance
Type of Investment	Cost	Fair Value	Sheet
	(Dollars in thousands)

Fixed Maturities:
Bonds:
United States Government and government sponsored agency securities	$89,792	$93,768	$93,768
States, municipalities and political subdivisions	102,189	104,280	104,280
Mortgage-backed securities	59,938	59,320	59,320
All other corporate bonds	57,688	56,254	56,254

Total fixed maturities	308,607	313,622	313,622
Equity securities:
Common stocks	—	—	—
Preferred stocks	—	—	—

Total equity securities	—	—	—
Other long-term investments	1,083	1,083	1,083
Short-term investments	113	113	113

Total investments	$309,803	$314,817	$314,817

CRM Holdings, Ltd. (Parent Only)

Schedule II — Condensed Financial Statements
Condensed Balance Sheets

	December 31,
	2008	2007
	(Dollars in thousands)

ASSETS
Cash and cash equivalents	$1,523	$4,516
Investments in wholly-owned subsidiaries	101,790	98,615
Amounts due from subsidiaries	2,652	3,046
Other assets	58	63

Total assets	$106.023	$106,240

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other accrued expenses	$496	$769

Total liabilities	496	769

Common Stock
Authorized 50 billion shares; $.01 par value; 16.2 and 16.0 million common shares issued and outstanding;	162	160
0.4 million Class B shares issued and outstanding	4	4
Additional paid-in capital	72,590	71,040
Retained earnings	32,771	34,267

Total shareholders’ equity	105,527	105,471

Total liabilities and shareholders’ equity	$106,023	$106,240

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

CRM Holdings, Ltd. (Parent Only)

Schedule II — Condensed Financial Statements
Condensed Statements of Income

	For the Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Revenues
Investment income	$103	$232	$695

Total revenues	103	232	695

Expenses
Selling, general and administrative expenses	2,360	2,216	2,811

Total expenses	2,360	2,216	2,811

Loss before taxes and equity earnings in subsidiaries	(2,257)	(1,984)	(2,116)
Provision for income taxes	—	—	—

Loss before equity earnings in subsidiaries	(2,257)	(1,984)	(2,116)
Equity in earnings of subsidiaries	761	22,126	16,372

Net (loss) income	($1,496)	$20,142	$14,256

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

CRM Holdings, Ltd. (Parent Only)

Schedule II — Condensed Financial Statements
Condensed Statement of Cash Flows

	For the Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,496)	$20,142	$14,256
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(761)	(22,126)	(16,372)
Amortization of unearned compensation, restricted stock	1,420	1,571	540
Amortization of discounts on fixed maturity securities	—	(81)	(601)
Net realized losses on sale of fixed-maturity securities	—	—	2
Dividends received from wholly-owned subsidiaries	35,500	2,000	1,000
Changes in:
Other accrued expenses	(273)	(368)	829
Other assets	4	(61)	—

Net cash provided by (used in) operating activities	34,394	1,077	(348)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed-maturity securities	—	—	(74,174)
Proceeds from sales and maturities of fixed-maturity securities	—	5,000	69,854
Return of capital from wholly-owned subsidiaries	5,200	6,000	7,000
Capital contributions to wholly-owned subsidiaries	(43,114)	(6,600)	(17,000)

Net cash (used in) provided by investing activities	(36,914)	4,400	(14,320)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in accrued IPO costs	—	—	(2,411)
Issuance of common shares — employee stock purchase plan	190	145	—
Retirement of common shares — share-based compensation	(57)	(90)	(30)
Increase (decrease) in amounts due from wholly-owned subsidiaries	394)	(2,418)	(932)

Net cash provided by (used in) financing activities	527	(2,363)	(3,373)

Net (decrease) increase in cash	(2,993)	3,114	(18,041)
Cash and cash equivalents
Beginning	4,516	1,402	19,443

Ending	$1,523	$4,516	$1,402

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

During 2008, 2007 and 2006, Twin Bridges declared and paid dividends of $35.5 million, $2.0 million, and $1.0 million to CRM Holdings.

CRM Holdings, Ltd. and Subsidiaries

Schedule III — Supplementary Insurance Information
Years Ended December 31,

							Benefits,
		Future					Claims,
		Policy		Other			Losses
	Deferred	Benefits,		Policy			And Loss	Amortization
	Policy	Losses And		Claims And		Net	Adjustment	of Policy	Other
	Acquisition	Loss	Unearned	Benefits	Earned	Investment	Expenses	Acquisition	Operating	Premiums
	Costs	Expenses	Premiums	Payable	Premiums	Income,	Incurred	Costs	Expenses	Written
	(Dollars in thousands)

2008
Primary insurance	$824	$245,349	$13,000	$—	$93,337	$12,638	$68,326	$12,680	$20,121	$97,034
Reinsurance	260	31,226	1,149	—	28,605	2,104	17,180	7,360	1,023	27,839
Eliminations(1)	—	(30,958)	(1.059)	—	—	(1,047)	—	(887)	(1,047)	—

	$1,084	$245,618	$13,090	$—	$121,942	$13,695	$85.506	$19,153	$20,097	$124,873
2007
Primary insurance	$682	$188,881	$8,744	$—	$91,560	$8,421	$57,378	$15,352	$11,003	$93,513
Reinsurance	564	18,438	4,263	—	25,283	3,015	6,697	4,455	1,030	25,393
Eliminations(1)	(623)	(18,471)	(4,154)	—	—	(520)	—	(1,494)	(520)	—

	$623	$188,848	$8,853	$—	$116,843	$10,916	$64,075	$18,313	$11,513	$118,906
2006
Primary insurance	$79	$141,880	$4,554	$—	$7,736	$850	$5,028	$1,339	$1,011	$7,259
Reinsurance	1,064	11,742	3,526	—	22,966	2,619	5,462	6,910	630	24,998
Eliminations(1)	—	—	—	—	—	—	—	—	—	—

	$1,143	$153,622	$8,080	—	$30,702	$3,469	$10,490	$8,249	$1,641	$32,257

(1)	Includes the elimination of treaty and quota share reinsurance ceded from Majestic to Twin Bridges.

CRM Holdings, Ltd. and Subsidiaries

Schedule IV — Reinsurance
Years Ended December 31,

					Percentage
		Ceded to	Assumed		of Amount
	Direct	Other	from Other		Assumed to
	Amount	Companies	Companies	Net Amount	Net
	(Dollars in thousands)

Workers’ Compensation Insurance:
2008
Primary insurance	$164,447	$(71,389)	$279	$93,337	0.3%
Reinsurance	220	(21)	28,406	28,605	99.3%
Eliminations(1)	—	28,406	(28,406)	—	0.0%

	$164,667	$(43,004)	$279	$121,942	0.2%
2007
Primary insurance	$167,675	$(76,354)	$240	$91,561	0.3%
Reinsurance	250	(79)	25,111	25,282	99.3%
Eliminations(1)	—	25,111	(25,111)	—	0.0%

	$167,925	$(51,322)	$ ,240	$116,843	75.2%
2006
Primary insurance	$8,374	$(753)	$116	$7,737	1.5%
Reinsurance	—	—	22,965	22,965	100.0%
Eliminations(1)	—	—	—	—	0.0%

	$8,374	$(753)	$23,081	$30,702	75.2%

(1)	Includes the elimination of treaty and quota share reinsurance ceded from Majestic to Twin Bridges.

CRM Holdings, Ltd. and Subsidiaries

Schedule V — Valuation and Qualifying Accounts
Years Ended December 31,

	Balance at			Balance at
	Beginning of			End of
Description	Period	Additions	Deductions	Period
	(Dollars in thousands)

2008
Primary insurance	$203	$1,891	$1,346	$748
Reinsurance	—

Eliminations(1)	$203	$1,891	$1,346	$748
2007
Primary insurance	$163-	$164	$123	$203
Reinsurance	—	—	—	—
Eliminations(1)	—	—	—	—

	$163	$164	$123	$203
2006
Primary insurance	$—	$166	$2	$163
Reinsurance	—	—	—	—
Eliminations(1)	—	—	—	—

	$—	$166	$2	$163

(1)	Includes the elimination of treaty and quota share reinsurance ceded from Majestic to Twin Bridges.

CRM Holdings, Ltd. and Subsidiaries

Schedule VI — Supplemental Information Concerning Insurance Operations
Years Ended December 31,

							Loss and Loss
		Reserve for					Adjustment			Paid Claims
	Deferred	Losses and					Expenses		Amortization	and
	Policy	Loss		Unearned		Net	Related To:		of Policy	Claim
	Acquisition	Adjustment	Discount	Reinsurance	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
	Costs	Expenses	Reserves	Premiums	Premiums	Income	Year	Year	Costs	Expenses	Written

2008
Primary insurance	$824	$245,349	$—	$13,000	$93,337	$12,638	$71,986	$(3,660)	$12,680	$44,647	$97,034
Reinsurance	260	31,226	—	1,149	28,605	2,104	19,153	(1,973)	7,360	4,392	27,839
Eliminations(1)	—	(30,958)	—	(1,059)	—	(1,047)	—	—	(887)	(289)	—

	$1,084	$245,618	$—	$13,090	$121,942	$13,695	$91,139	$(5,633)	$19,153	$48,750	$124,873
2007
Primary insurance	$682	$188,881	$—	$8,744	$91,560	$8,421	$62,328	$(4,950)	$15,352	$35,132	$95,513
Reinsurance	564	18,438	—	4,263	25,283	3,015	9,449	(2,752)	4,455	—	25,393
Eliminations(1)	(623)	(18,471)	—	(4,154)	—	(520)	—	—	(1,494)	292	—

	$623	$188,848	$—	$8,853	$116,843	$10,916	$71,777	$(7,702)	$18,313	$35,424	$118,906
2006
Primary insurance	$79	$141,880	$—	$4,554	$7,736	$850	$6,663	$(1,635)	$1,339	$4,727	$7,259
Reinsurance	1,064	11,742	—	3,526	22,966	2,619	7,349	(1,887)	6,910	—	24,998
Eliminations(1)	—	—	—	—	—	—	—	—	—	—	—

	$1,143	$153,622	$—	$8,080	$30,702	$3,469	$14,012	$(3,522)	$8,249	$4,727	$32,257

(1)	Includes the elimination of treaty and quota share reinsurance ceded from Majestic to Twin Bridges.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRM Holdings, Ltd.

/s/  James J. Scardino
James J. Scardino
Acting Chief Executive Officer
and Chief Financial Officer

Dated: March 17, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James J. Scardino James J. Scardino	Acting Chief Executive Officer and Chief Financial Officer	March 17, 2009

/s/ Daniel G. Hickey, Sr. Daniel G. Hickey, Sr.	Director	March 17, 2009

/s/ David M. Birsner David M. Birsner	Director	March 17, 2009

/s/ Keith S. Hynes Keith S. Hynes	Chairman of the Board of Directors	March 17, 2009

/s/ Charles I. Johnston Charles I. Johnston	Director	March 17, 2009

/s/ Philip J. Magnarella Philip J. Magnarella	Director	March 17, 2009

/s/ Salvatore A. Patafio Salvatore A. Patafio	Director	March 17, 2009

/s/ Louis Rosner Louis Rosner	Director	March 17, 2009