Form 10-Q
period 2009-03-31
CRM Holdings, Ltd.
filed 2009-05-12
CIK 1338949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2009
Common Shares, $0.01 par value per share	16,391,672 shares
Class B Shares, $0.01 par value per share	395,000 shares

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
CRM Holdings, Ltd.
Consolidated Balance Sheets

	Unaudited
	March	December
	31, 2009	31, 2008
	(Dollars in thousands)
Assets
Investments:
Fixed-maturity securities, available-for-sale (amortized cost $304,218 and $308,607)	$310,168	$313,622
Short-term investments	223	113
Investment in unconsolidated subsidiary	1,083	1,083

Total investments	311,474	314,818
Cash and cash equivalents	29,330	30,044
Accrued interest receivable	2,969	3,184
Premiums receivable, net	6,288	11,935
Reinsurance recoverable and prepaid reinsurance	75,774	63,801
Accounts receivable, net	3,369	3,099
Deferred policy acquisition costs	1,104	1,084
Current income taxes, net	6,201	3,208
Deferred income taxes, net	7,735	7,809
Goodwill and other intangible assets	3,212	3,252
Prepaid expenses	2,240	1,836
Other assets	3,255	3,330

Total assets	$452,951	$447,400

Liabilities and shareholders’ equity
Reserve for losses and loss adjustment expenses	$260,882	$245,618
Reinsurance payable	4,167	9,424
Unearned premiums	12,624	13,090
Unearned management fees and commissions	24	26
Long-term debt and other secured borrowings	44,083	44,083
Accrued expenses	29,494	26,299

Total liabilities	351,274	338,540

Common shares
Authorized 50 billion shares; $.01 par value;
16.4 and 16.2 million common shares issued and outstanding	164	162
0.4 million Class B shares issued and outstanding	4	4
Additional paid-in capital	70,392	69,743
Retained earnings	27,230	35,619
Accumulated other comprehensive gain, net of tax	3,887	3,332

Total shareholders’ equity	101,677	108,860

Total liabilities and shareholders’ equity	$452,951	$447,400

See Notes to Consolidated Financial Statements.

CRM Holdings, Ltd.
Consolidated Statements of Operations
And Comprehensive (Loss) Income (Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands,
	except per share amounts)
Revenues
Net premiums earned	$21,142	$32,351
Fee-based management services	1,674	1,874
Investment income	3,250	1,644

Total revenues	26,066	35,869

Expenses
Losses and loss adjustment expenses	17,085	14,682
Policy acquisition costs	3,906	4,633
Fees paid to general agents and brokers	681	749
Selling, general and administrative expenses	14,884	8,110
Interest expense	900	952

Total expenses	37,456	29,126

(Loss) income from continuing operations before income taxes	(11,390)	6,743
Tax (benefit) provision from continuing operations	(3,204)	183

(Loss) income from continuing operations	(8,186)	6,560

Discontinued operations
Loss from discontinued operations before income taxes	(297)	(2,423)
Tax benefit from discontinued operations	(94)	(838)

Loss on discontinued operations	(203)	(1,585)

Net (Loss) Income	$(8,389)	$4,975

(Loss) earnings per share from continuing operations
Basic	($0.49)	$0.40
Diluted	($0.49)	$0.40
Loss per share from discontinued operations
Basic	($0.01)	($0.10)
Diluted	($0.01)	($0.10)
Net (loss) earnings per share
Basic	($0.50)	$0.30
Diluted	($0.50)	$0.30
Weighted average shares outstanding:
Basic	16,618	16,371
Diluted	16,618	16,371

Comprehensive (Loss) Income

Net (loss) income	$(8,389)	$4,975

Other comprehensive gain:
Gross unrealized investment holding gains arising during the period	1,407	760
Less reclassification adjustment for (gains) losses included in net (loss) income	(472)	1,042
Income tax provision on other comprehensive income	(380)	(600)

Total other comprehensive gain	555	1,202

Total comprehensive (loss) income	$(7,834)	$6,177

See Notes to Consolidated Financial Statements.

CRM Holdings, Ltd.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31
	2009	2008
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(8,389)	$4,975
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	209	313
Amortization of unearned compensation, restricted stock	627	124
Amortization of premiums and discounts on available-for-sale investments	360	(115)
Net realized (gains) losses on sale and impairment of available-for-sale investments	(472)	1,042
Deferred income tax (benefit) expense	(306)	531
Changes in:
Accrued interest receivable	215	(52)
Premiums receivable	5,647	(3,334)
Reinsurance recoverable and prepaid reinsurance	(11,973)	(6,458)
Accounts receivable	(270)	562
Deferred policy acquisition costs	(20)	(1,517)
Current income tax benefit	(2,993)	(1,386)
Prepaid expenses	(414)	445
Other assets	(89)	(16)
Reserve for losses and loss adjustment expenses	15,264	7,460
Reinsurance payable	(5,257)	(482)
Unearned premiums	(466)	1,914
Unearned management fees and commissions	(2)	(102)
Accrued expenses	3,196	(1,062)

Net cash (used in) provided by operating activities	(5,133)	2,842

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale investments	(52,728)	(20,212)
Proceeds from sales of available-for-sale investments	40,586	10,836
Proceeds from maturities of available-for-sale investments	16,643	9,803
Net sales and maturities of short-term investments	(110)	696
Purchases of fixed assets	(15)	(371)
Disposals of fixed assets	19	238

Net cash provided by investing activities	4,395	990

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares — employee stock purchase plan	33	58
Retirement of common shares — share-based compensation	(9)	(32)

Net cash provided by financing activities	24	26

Net (decrease) increase in cash	(714)	3,858
Cash and cash equivalents
Beginning	30,044	34,286

Ending	$29,330	$38,144

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
CRM USA Holdings has two other subsidiaries, Compensation Risk Managers, LLC (“CRM”) and Eimar, LLC (“Eimar”), neither of which has active business operations. The results of CRM and Eimar are reported as discontinued operations effective September 8, 2008, as more fully described in Note 2.
Former Co-Chief Executive Officers’ Severance
On March 13, 2009, Daniel G. Hickey Jr. resigned as the Company’s Chief Executive Officer, Chairman of the Board, and director and officer of the Company’s subsidiaries. The Company entered into a separation agreement with Mr. Hickey under which the Company (a) will make cash payments of $3.3 million over the next three years; (b) immediately vested and distributed 46 thousand shares of restricted stock; and (c) will pay medical and life insurance benefits for up to three years.
The separation agreement prohibits Mr. Hickey form competing with the Company in the California self-insured market until March 13, 2012 and from soliciting employees and customers for the period ending March 13, 2011.
In conjunction with Mr. Hickey’s separation agreement, the Company recorded $3.8 million of severance expense during the three months ended March 31, 2009.
Previously, the Company recognized severance expense for Martin D. Rakoff, former Co-Chief Executive Officer and Deputy Chairman of the Board who resigned December 19, 2006 over the term of his non-complete/non-solicitation covenant, which expires December 2010. The Company accelerated the recognition of Mr. Rakoff’s severance expense and recorded the $1.5 million of remaining severance payments during the three months ended March 31, 2009.
Due to the Company’s decreased presence in the self-insured group market and the current economic and regulatory environment, the Company determined that there is not a significant ongoing economic benefit related to Mr. Hickey’s and Mr. Rakoff’s non-compete/non-solicitation covenants. Accordingly, $5.3 million of severance expense related to Mr. Hickey’s and Mr. Rakoff’s remaining severance payments is included in selling, general and administrative expenses and accrued expenses of the Company’s corporate and other segment for the three months ended March 31, 2009.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies, Continued
Basis of Accounting and Principles of Consolidation
The interim consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations and cash flows for the three months ended March 31, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009.
The interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The results of the fee-based operations of CRM and Eimar are presented as discontinued operations in the consolidated statements of operations. All significant inter-company transactions and balances have been eliminated upon consolidation. Business segment results are presented net of all material inter-segment transactions.
Use of Estimates
The preparation of financial statements in conformity with GAAP require management to adopt accounting policies and make estimates and assumptions that affect certain reported amounts and disclosures. These estimates are inherently subject to change, and actual results may ultimately differ materially from those estimates.
Reclassification
Certain prior period amounts have been reclassified to conform to the basis of presentation used in 2009.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 1. Nature of Business and Significant Accounting Policies, Continued
Recent Accounting Pronouncements Not Yet Effective
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2/124-2”). FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company anticipates adoption of FSP FAS 115-2/124-2 in the second quarter of 2009 and is currently evaluating the potential impact, if any, of the adoption of FSP FAS 115-2/124-2 on its financial condition and results of operations.
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly (“FSP FAS 157-4”). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company anticipates adoption of FSP FAS 157-4 in the second quarter of 2009 and is currently evaluating the potential impact, if any, of the adoption of FSP FAS 157-4 on its financial condition and results of operations.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company anticipates adoption of FSP FAS 107-1 and APB 28-1 in the second quarter of 2009 and the disclosure requirements will be applied prospectively to all financial instruments recognized as of, and subsequent to, the effective date.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 2. Discontinued Operations
On September 8, 2008, the Company ceased operations of CRM and Eimar. Accordingly, the results of operations of CRM and Eimar are reported as loss from discontinued operations in the consolidated statements of operations and are excluded from our Fee-based Management Services segment.
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
Results for discontinued operations were as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)

Revenues	$3	$1,876
Expenses	300	4,299

Loss from discontinued operations before income taxes	$(297)	$(2,423)

Medical bill review services for Majestic and certain self-insured groups managed by CRM CA will be performed by the Company until the medical bill review function is transitioned to a third party medical bill review provider. This transition is expected to be complete by the third quarter of 2009.
Management fees received for medical bill review of certain of the self-insured groups managed by CRM CA and compensation related expenses of the Company’s medical bill review staff are included in the results of the primary insurance segment effective October 1, 2008.
In the first quarter of 2009, CRM incurred $249 thousand of legal defense costs related to the various pending lawsuits as described in Note 13.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 3. Earnings per Share
Basic earnings per share is calculated using the weighted average number of common and Class B shares outstanding and excludes any dilutive effects of warrants, options and convertible securities. As of March 31, 2009 and 2008, there were 222 thousand and 437 thousand restricted shares outstanding, respectively, and no warrants, options or convertible securities outstanding during the periods ended March 31, 2009 and 2008.
The following tables show the computation of the Company’s earnings per share:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands,
	except per share amounts)

Net (loss) income from continuing operations
(Numerator — Basic and diluted earnings per share from continuing operations)	$(8,186)	$6,560

Net loss from discontinued operations
(Numerator — Basic and diluted earnings per share from discontinued operations)	(203)	(1,585)

Net (loss) income allocated to common shares
(Numerator — Basic and diluted earnings per share)	(8,389)	4,975

Weighted-average basic shares outstanding
(Denominator — basic earnings per share)	16,618	16,371
Dilutive effect of unvested shares	—	—

Weighted-average diluted shares outstanding
(Denominator — diluted earnings per share)	16,618	16,371

Basic (loss) earnings per share from continuing operations	$(0.49)	$0.40
Diluted (loss) earnings per share from continuing operations	$(0.49)	$0.40

Basic loss per share from discontinued operations	$(0.01)	$(0.10)
Diluted loss per share from discontinued operations	$(0.01)	$(0.10)

Basic (loss) earnings per share	$(0.50)	$0.30
Diluted (loss) earnings per share	$(0.50)	$0.30
Diluted earnings per share is calculated assuming conversion of dilutive convertible securities and the exercise of all dilutive stock options and warrants using the treasury stock method. For the three months ended March 31, 2009 and 2008, 222 thousand and 409 thousand restricted shares, respectively, were excluded from the computation of diluted earnings per share because their effects were anti-dilutive.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 4. Investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s available-for-sale investments are shown in the tables below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of March 31, 2009	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)

U.S. Treasury securities	$69,618	$2,171	$—	$71,789
Government sponsored agency securities	27,471	1,007	—	28,478
Obligations of states and political subdivisions	101,284	3,711	221	104,774
Corporate and other obligations	46,944	922	1,375	46,491
Asset-backed obligations	9,048	2	841	8,209
Mortgage-backed obligations	49,853	579	5	50,427

Total investment securities, available-for-sale	$304,218	$8,392	$2,442	$310,168

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2008	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)

U.S. Treasury securities	$48,649	$2,576	$—	$51,225
Government sponsored agency securities	41,143	1,400	—	42,543
Obligations of states and political subdivisions	102,189	2,553	462	104,280
Corporate and other obligations	48,634	623	1,258	47,999
Asset-backed obligations	9,054	—	799	8,255
Mortgage-backed obligations	58,938	382	—	59,320

Total investment securities, available-for-sale	$308,607	$7,534	$2,519	$313,622

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 4. Investments, Continued
The following table sets forth the gross unrealized losses included in accumulated other comprehensive losses as of March 31, 2009 and December 31, 2008 related to available-for-sale fixed-maturity securities. The table segregates investments that have been in a continuous unrealized loss position for less than 12 months from those that have been in a continuous unrealized loss position for twelve months or longer.

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
As of March 31, 2009	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)

Obligations of states and political subdivisions	$5,043	$57	$4,041	$164	$9,084	$221
Corporate and other obligations	8,809	498	5,756	877	14,565	1,375

Asset-backed obligations	7,203	841	—	—	7,203	841
Mortgage-backed obligations	1,988	5	—	—	1,988	5

Total investment securities, available-for-sale	$23,043	$1,401	$9,797	$1,041	$32,840	$2,442

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
As of December 31, 2008	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)

Obligations of states and political subdivisions	$7,496	$115	$3,868	$347	$11,364	$462
Corporate and other obligations	17,227	815	3,324	443	20,551	1,258
Asset-backed obligations	8,255	799	—	—	8,255	799

Total investment securities, available-for-sale	$32,978	$1,729	$7,192	$790	$40,170	$2,519

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 4. Investments, Continued
The Company regularly evaluates its fixed income securities to determine whether impairment represents other-than-temporary declines in the fair value of the investments. Criteria considered during this process includes but is not limited to:
•	the current fair value as compared to the cost of the security;

•	degree and duration of the security’s fair value being below cost;

•	our intent and ability to keep the security for a sufficient time period for it to recover its value;

•	financial condition and near-term prospects of the issuer of the security, including any specific events that my affect its operations or earnings;

•	credit quality and any downgrades of the security by a rating agency; and

•	nonpayment of scheduled interest payments.
The Company considers price declines of securities in its other-than-temporary impairment analysis where such price declines provide evidence of declining credit quality, and the Company distinguishes between price changes caused by credit deterioration, as opposed to rising interest rates.
Part of the evaluation of whether particular securities are other-than-temporarily impaired involves assessing whether the Company has both the intent and ability to continue to hold securities in an unrealized loss position until recovery. Significant changes in these factors could result in a charge to net earnings for impairment losses. Impairment losses result in a reduction of the underlying investment’s cost basis. Impairment losses are included in realized losses and are a component of investment income in the consolidated statements of operations.
The Company had no impairment losses for the three months ended March 31, 2009. For the three months ended March 31, 2008, the Company recorded an impairment loss of $0.5 million related to eight equity securities that were determined to be other-than-temporarily impaired. The other-than-temporarily impaired losses were due to a decline in the financial condition of the respective issuers of the equity securities. Based upon changes in the investment environment and in order to protect its capital adequacy, the Company liquidated its equity securities portfolio during the second quarter of 2008.
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

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 4. Investments, Continued
The sources of investment income from continuing operations were as follows:

Three Months Ended March 31,	2009	2008
	(Dollars in thousands)

Interest income on cash and cash equivalents	$98	$252
Interest income on fixed-maturity securties	2,897	2,602
Interest income on other investments	23	26
Dividends	—	159
Realized gains on investments	491	115
Realized losses on investments	(19)	(1,157)

Investment income before investment expenses	3,490	1,997
Investment expenses	(240)	(353)

Total investment income	$3,250	$1,644

Investments with a fair value of $156.1 million and $153.2 million, at March 31, 2009 and December 31, 2008, respectively, were on deposit with various regulatory agencies as required by law. At March 31, 2009 and December 31, 2008, investments with a fair value of $4.0 million have been pledged as security under certain letter of credit facilities to secure reserves assumed under third party ceded quota share agreements.
Note 5. Fair Value Measurements
Under FASB Statement 157, Fair Value Measurements (“FAS 157”), fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date.
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

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 5. Fair Value Measurements, Continued
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
The following table presents the level within the fair value hierarchy at which the Company’s financial assets are measured on a recurring basis at March 31, 2009:

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Available-for-sale investments:
Fixed-maturity securities	$310,168	$71,789	$238,379	$—

Total	$310,168	$71,789	$238,379	$—

The Company applied the provisions of FAS 157 to nonfinancial assets and nonfinancial liabilities effective January 1, 2009. The provisions require nonfinancial assets and nonfinancial liabilities that are measured on a nonrecurring basis in periods subsequent to initial recognition to be classified and disclosed based on the three level hierarchy described above. No triggering events occurred for the three months ended March 31, 2009 that would require additional disclosure prescribed by apply the provisions of FAS 157 to nonfinancial assets and nonfinancial liabilities.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 6. Deferred Policy Acquisition Costs
Changes in deferred policy acquisition costs are as follows:

Three Months Ended March 31,	2009	2008
	(Dollars in thousands)

Balance at beginning of period	$1,084	$623

Policy acquisition costs deferred:
Commissions	369	3,682
Premium and federal excise taxes	934	889
Other	2,623	1,579

	3,926	6,150
Amortization of policy acquisition costs	(3,906)	(4,633)

Net change	20	1,517

Balance at end of period	$1,104	$2,140

Note 7. Other Intangible Assets
The Company adopted FSP FAS 142-3 Determination of the Useful Life of Intangible Assets effective January 1, 2009. FAS 142-3 amends the factors that an entity should consider in determining the useful life of a recognized intangible asset under FAS 142, Goodwill and Other Intangible Assets, to include the entity’s historical experience in renewing or extending similar arrangements, whether or not the arrangements have explicit renewal or extension provisions. The amendment may result in the useful life of an entity’s intangible asset differing from the period of expected cash flows that was used to measure the fair value of the underlying asset using the market participant’s perceived value.
The Company’s information technology other intangible asset represents the prepaid costs for the outsourcing of its entity wide information technology function. The cost of the information technology other intangible asset is amortized over its contractual life. Should the Company renew or extend the term of the contract to outsource its entity wide information technology function, costs incurred would be amortized over the term of the renewal or extension contract.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 8. Losses and Loss Adjustment Expenses
Activity in the reserve for losses and loss adjustment expenses is as follows:

As of March 31,	2009	2008
	(Dollars in thousands)

Gross liability beginning of period	$245,618	$188,848
Less reinsurance recoverable	(55,502)	(35,487)

Net liability at beginning of period	190,116	153,361

Incurred losses and LAE relating to:
Current year	15,908	21,789
Prior years	1,177	(7,107)

Total incurred losses and LAE	17,085	14,682

Paid losses and LAE relating to:
Current year	(1,902)	(1,326)
Prior years	(12,007)	(9,797)

Total paid losses and LAE	(13,909)	(11,123)

Net liability at end of period	193,292	156,920
Plus reinsurance recoverable	67,590	39,388

Gross liability at end of period	$260,882	$196,308

As a result of changes in estimates of insured events in prior years, the Company’s reserve for losses and loss adjustment expenses increased by $1.2 million for the three months ended March 31, 2009. Of this increase, $0.6 million is attributable to the primary insurance segment and $0.6 million is attributable to the reinsurance segment.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 8. Losses and Loss Adjustment Expenses, Continued
In our primary insurance segment during the three months ended March 31, 2009, Majestic experienced $0.6 million of net unfavorable loss development on prior accident years. Unfavorable development of $1.1 million was predominantly from primary insurance policies underwritten in New Jersey for which estimated average cost per claim increased. This unfavorable development was somewhat offset by $0.1 million of favorable development as a result of the amortization of the difference between the fair value of losses and loss adjustment expenses at March 31, 2009 as compared to their stated value on the date of the acquisition of Majestic. The remainder of the favorable development of $0.4 million was associated with excess insurance policies as favorable loss cost trends for excess insurance policies underwritten in California were somewhat offset by unfavorable development from risks originating from self-insured groups in New York.
Management historically established reserves for losses and loss adjustment expenses at the actuary’s best estimate of expected outcomes for most assumed risks and at a higher, moderately conservative level for risks originating from excess insurance policies issued to self-insured groups in New York. Following the transfer of the claims administration of the New York self-insured groups, as discussed above in Note 2, the new third party administrators changed the underlying methodology used to establish reserves for losses and loss adjustment expenses which resulted in a significant increase in case reserves. Due to this new reserving methodology, management now establishes reserves for losses and loss adjustment expenses originating from excess insurance policies issued to New York self-insured groups at the actuary’s best estimate. Unfavorable loss reserve development in prior accident years and the change in reserving methodology mitigated by the change from moderately conservative to best estimate resulted in unfavorable development from risks originating from the New York self-insured groups for the three months ended March 31, 2009.
The loss and loss adjustment expense ratio for Majestic for the three months ended March 31, 2009 was 78% as compared to 52% for the three months ended March 31, 2008. The current year loss and loss adjustment expense ratio was higher in 2009 as a result of prior year reserve development and completion of premium audits on prior-period policies which resulted in a return of premiums to policyholders.
In our reinsurance segment during the three months ended March 31, 2009, Twin Bridges experienced $0.6 million of net unfavorable loss development on prior accident years. Similar to the unfavorable development experienced by Majestic on primary insurance policies, Twin Bridges experienced $0.8 million of unfavorable development arising from its reinsurance of this primary insurance business. This unfavorable development was somewhat offset by $0.2 million of favorable development in its assumed excess insurance business. Favorable loss reserve development from favorable loss cost trends on excess insurance policies issued to the self-insured entities in California was offset by unfavorable loss reserve development associated with the change in reserving methodology for the New York self-insured groups as described above.
The loss and loss adjustment expense ratio for Twin Bridges for the three months ended March 31, 2009 was 107%, compared to 37% for the three months ended March 31, 2008. The current year loss and loss adjustment expense ratio was higher in 2009 primarily as a result of reserve development and a higher loss ratio on the primary insurance business assumed from Majestic.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 9. Insurance Activity
The Company’s financial statements reflect the effects of direct insurance and assumed and ceded reinsurance activity. The activities of Majestic are included in the Primary Insurance segment, and the activities of Twin Bridges are included in the Reinsurance segment. All inter-company transactions are eliminated upon consolidation.
A summary of direct insurance and ceded and assumed reinsurance transactions in the affected segment is as follows:

	For the Three Months Ended March 31, 2009
	Primary	Reinsurance
	Segment	Segment	Eliminations	Consolidated
		(Dollars in thousands)
Written premiums
Direct	$39,957	$—	$—	$39,957
Assumed	51	3,132	(3,132)	51
Ceded	(20,357)	—	3,132	(17,225)

Net written premiums	$19,651	$3,132	$—	$22,783

Earned premiums
Direct	$37,655	$45	$—	$37,700
Assumed	51	2,267	(2,267)	51
Ceded	(18,876)	—	2,267	(16,609)

Net earned premiums	$18,830	$2,312	$—	$21,142

Losses and loss adjustment expenses
Direct	$33,199	$—	$—	$33,199
Assumed	38	2,462	(2,462)	38
Ceded	(18,614)	—	2,462	(16,152)

Net losses and loss adjustment expenses	$14,623	$2,462	$—	$17,085

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements

	For the Three Months Ended March 31, 2008
	Primary	Reinsurance
	Segment	Segment	Eliminations	Consolidated
		(Dollars in thousands)
Written premiums
Direct	$35,444	$—	$—	$35,444
Assumed	68	17,500	(17,500)	68
Ceded	(20,483)	—	17,500	(2,983)

Net written premiums	$15,029	$17,500	$—	$32,529

Earned premiums
Direct	$35,156	$87	$—	$35,243
Assumed	68	14,768	(14,768)	68
Ceded	(17,707)	(21)	14,768	(2,960)

Net earned premiums	$17,517	$14,834	$—	$32,351

Losses and loss adjustment expenses
Direct	$21,720	$(59)	$—	$21,661
Assumed	24	5,547	(5,547)	24
Ceded	(12,564)	14	5,547	(7,003)

Net losses and loss adjustment expenses	$9,180	$5,502	$—	$14,682

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 10. Credit Facilities
On March 18, 2009, CRM USA Holdings’ $2.0 million revolving credit facility was terminated by KeyBank. CRM USA Holdings never borrowed against this facility.
Note 11. Income Taxes
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
The Company has analyzed its filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN No. 48.
In accordance with its accounting policy, the Company continues to recognize interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The Company did not incur any income tax related interest income, interest expense or penalties for the three months ended March 31, 2009 and 2008.
The income tax provision differs from the amount computed by applying the U.S. Federal income tax rate of 35% to income before taxes as a result of the following:

For the Three Months Ended March 31,	2009	2008
	(Dollars in thousands)
Theoretical Federal income tax from continuing operations at statutory rate of 35%	$(3,986)	$2,360
Tax-free Bermuda-domiciled (loss) income	581	(1,827)
Tax-exempt investment income	(271)	(292)
Share-based compensation	368	51
Other	104	(109)

Income tax (benefit) provision from continuing operations	$(3,204)	$183

Management believes that its net deferred tax assets will be fully recognized in future periods and, therefore, has not established a valuation allowance with respect to such assets as of March 31, 2009 and December 31, 2008.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 12. Variable Interest Entity
The Company is a sponsor that has a significant variable interest in CRM USA Holdings Trust I (“Trust”). In connection with the financing of the acquisition of Embarcadero on November 14, 2006, CRM USA Holdings issued $36.1 million of junior subordinated debt obligations (“Junior Debt”) in exchange for $35.0 million in aggregate proceeds from the sale of Trust capital securities and $1.1 million of Trust common securities. The capital and common securities of the Trust, totaling $36.1 million, representing undivided beneficial ownership interests in the assets of the Trust, have no stated maturity and must be redeemed upon maturity of the corresponding series of Junior Debt securities — the sole assets of the Trust.
The common securities are held by CRM USA Holdings and represent 100% of the issued and outstanding common securities of the Trust. They are reflected as investment in unconsolidated subsidiary in the Company’s balance sheet. CRM USA Holdings does not consolidate its interest in the Trust as it is not the primary beneficiary of the Trust. The Company and CRM USA Holdings have guaranteed the repayment of the capital securities.
Note 13. Contingencies
H.C.F.A. Litigation
On April 9, 2007, H.C.F.A. Associates Corp. and 17 related companies, all of which were members or former members of the Healthcare Industry Trust of New York (“HITNY”), sued HITNY and CRM in New York State Supreme Court, Ulster County, alleging, among other things, that HITNY and CRM failed to fulfill their obligations in connection with providing workers’ compensation claims services. CRM answered the complaint, denying the plaintiffs’ material allegations. This litigation is in its early stages. The court established a discovery schedule on September 22, 2008, and discovery is currently proceeding in the matter. The Company cannot estimate what impact, if any, this litigation and any results from this litigation may have on its financial position, operating results or cash flows.
NY Attorney General Investigation
CRM received a subpoena from the NY Attorney General on March 28, 2008, requesting documents related to CRM’s administration of HITNY. CRM is fully cooperating with the NY Attorney General’s request. To CRM’s knowledge, the NY Attorney General has not initiated any proceedings against CRM. CRM believes that the subpoena is related to a referral for investigation by the New York State Workers’ Compensation Board to the NY Attorney General, arising out of a prior administrative action commenced by the New York State Workers’ Compensation Board regarding CRM’s third party administrator’s license. The Company cannot estimate what impact, if any, this inquiry and any results from this inquiry may have on its financial position, operating results or cash flows.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 13. Contingencies, Continued
New York Self-Insured Group Litigation
On September 30, 2008, CRM received a copy of a letter addressed to its errors and omissions insurance carrier from the New York State Workers’ Compensation Board indicating its intention to initiate legal proceedings against CRM on behalf of eight self-insured groups previously administered by CRM as it relates to CRM’s actions while acting as the administrator and broker of record for the eight self-insured groups. The New York State Workers’ Compensation Board has indicated that it is investigating CRM’s administration of the self-insured groups, and upon information and belief, it is alleging that CRM breached certain duties to the self-insured groups and engaged in certain self-dealing and deceptive practices. In response to this letter, CRM filed an action on October 3, 2008 in the New York State Supreme Court, Dutchess County against the New York State Workers’ Compensation Board and the eight self-insured groups, namely the Healthcare Industry Trust of New York, Elite Contractors Trust of New York, Wholesale and Retail Workers’ Compensation Trust of New York, Trade Industry Workers Compensation Trust for Manufacturers, Real Estate Management Trust of New York, Transportation Industry Workers Compensation Trust, Public Entity Trust of New York and the New York State Association of Cemeteries Trust. Through this action, CRM is seeking a declaratory judgment that CRM did not breach any duty to the eight self-insured groups and did not engage in any self-dealing or deceptive practices. CRM is not currently seeking any monetary damages from the eight self-insured groups, their respective boards of trustees or the New York State Workers’ Compensation Board. This litigation is in its early stages. The defendants have answered the complaint, and the parties are currently conducting discovery.
In November 2008, RBG Management Corp., Red & White Markets, Inc., Doria Enterprises Inc. and Grace’s Marketplace Inc., all of which were former members of the Wholesale Retail Workers’ Compensation Trust of New York (“WRWCTNY”), sued CRM, WRWCTNY, certain officers of CRM, the Board of Trustees of WRWCTNY, and S.A.F.E., LLC, which is the successor third-party administrator for WRWCTNY, in the Supreme Court of the State of New York, New York County. The lawsuit seeks a declaratory judgment, in sum and substance, relieving the plaintiffs from any liabilities owed in relation to their previous membership in WRWCTNY and which arise primarily from recent assessment charges imposed on the plaintiffs. The lawsuit is also seeking damages arising from allegations that the defendants breached their fiduciary duties to the plaintiffs by failing to maintain adequate reserves and failing to properly determine an adequate level of reserves necessary to maintain the solvency of WRWCTNY. This litigation is in its early stages. On March 12, 2009, CRM filed a motion to dismiss the complaint or, in the alternative, to consolidate the action in New York State Supreme Court, Dutchess County with the declaratory judgment action previously filed. The motion is currently pending before the court.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 13. Contingencies, Continued
On November 24, 2008, FS Kids, LLC, Mask Foods, Inc., Valu Home Centers, Inc., KBLM Foods, Inc., KDJB Foods, Inc., Gaige & Son Grocery, Inc., TJ’s Market, Inc., BB&T Supermarkets Inc., BNR-Larson, LLC, and Gift Express of New York, Inc., all of which were former members of WRWCTNY, on their own behalf and on behalf of all others similarly situated, sued CRM in New York Supreme Court, Erie County. The lawsuit seeks class action certification and alleges that CRM: (1) breached its contract with WRWCTNY; (2) breached its duty of good faith and fair dealing owed to WRWCTNY; (3) breached its fiduciary duties owed to WRWCTNY; (4) was negligent in administering WRWCTNY; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages arising from the plaintiffs’ joint and several liability for the deficit of WRWCTNY which, as of September 30, 2007, was estimated by the New York State Workers’ Compensation Board at $19 million and from any unpaid claims of the plaintiffs’ injured employees in an amount presently undetermined. This litigation is in its early stages. On January 20, 2009, CRM filed a motion to dismiss the complaint or, in the alternative, to consolidate the action in New York State Supreme Court, Dutchess County with the declaratory judgment action previously filed. The motion is currently pending before the court.
On March 6, 2009, Armstrong Brands, Inc., Metal Cladding, Inc., TREK, Inc., Petri Baking Products, Inc., Time Cap Laboratories, Inc., Custom Coatings, Inc., GPM Associates, LLC, d/b/a Forbes Products, PJR Industries, Inc., d/b/a Southside Precast Products, Lakeshore Metals, Inc. Duro-Shed, Inc., Tooling Enterprises, Inc. Northeast Concrete Products, Inc., d/b/a Concrete Building Supply and Superior Steel Studs, Inc., all of which were former members of Trade Industry Trust Workers’ Compensation Trust for Manufacturers (the “Trade Trust”), on their own behalf and on behalf of all others similarly situated, sued CRM in New York State Supreme Court, Erie County. The lawsuit seeks class action certification and alleges that CRM: (1) breached its contract with the Trade Trust; (2) breached its duty of good faith and fair dealing owed to the Trade Trust; (3) breached its fiduciary duties owed to Trade Trust; (4) was negligent in administering the Trade Trust; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages (a) arising from the plaintiffs’ joint and several liability for the deficit of the Trade Trust which, as of December 31, 2006, was estimated by the New York State Workers’ Compensation Board at $4.9 million, (b) from any unpaid claims of the plaintiffs’ injured employees in an amount presently undetermined, (c) from potentially being liable for the costs of liquidation charged or to be charged by the WCB, and (d) from fees paid by the plaintiffs and the Trade Trust to CRM pursuant the service agreement between CRM and the Trade Trust. This litigation is in its early stages. CRM has until 30 days following a decision on the motion to dismiss in the FS Kids, et al. v. Compensation Risk Managers, LLC case to respond to the plaintiffs’ complaint.
CRM intends to vigorously prosecute the declaratory judgment lawsuit and to defend the lawsuits and any claims later asserted by the New York State Workers’ Compensation Board, the groups or their former members. If any matters are decided adversely to CRM, it may result in liability material to the Company’s financial condition or results of operations. These matters are in very preliminary stages and the Company cannot estimate what impact, if any, the litigation may have on its financial position, operating results or cash flows.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 13. Contingencies, Continued
New York State Department Insurance Inquiry
In June 2008, Majestic received a “Call for Special Report and Documents Pursuant to Section 308 of the Insurance Law” from the New York State Insurance Department. Among other items, the New York State Insurance Department requested information related to Majestic’s loss reserving practices and Majestic’s acquisition of former members of the self-insured groups previously managed by CRM as insureds of Majestic. Majestic has complied with the New York State Insurance Department’s request. To Majestic’s knowledge, the New York State Insurance Department has not initiated any proceedings against Majestic. The Company cannot estimate what impact, if any, this inquiry and any results from this inquiry may have on its financial position, operating results or cash flows.
New York State Workers’ Compensation Board Inspector General Subpoena
On or about January 9, 2009, Majestic’s underwriting department received a Subpoena Duces Tecum from the New York State Workers Compensation Board Office of the Fraud Inspector General. The subpoena requested production of various documents related to the issuance of excess workers’ compensation and general liability policies by Majestic to the Elite Contractors Trust of New York.  On May 8, 2009, CRM Holdings and Twin Bridges received a Subpoena Duces Tecum from the New York State Workers’ Compensation Board Office of Fraud Inspector General.  The subpoena requests production of various documents related to quota share agreements and a novation agreement between Twin Bridges, New York Marine and General Insurance Company and Majestic.  The Subpoenas are entitled In the Matter of Compensation Risk Managers, LLP and have been assigned Inspector General Case No. 38839.  To CRM’s knowledge, the Inspector General has not initiated any proceedings against Majestic. We cannot estimate what impact, if any, this inquiry and any results from this inquiry may have on our financial position, operating results or cash flows.
Note 14. Segment Information
The Company operates as four reportable segments, Fee-Based Management Services, Primary Insurance, Reinsurance, and Corporate and Other. As of September 30, 2008, the operations of CRM and Eimar are no longer included in the Fee-Based Management Services segment and are classified as discontinued operations. General corporate overhead expenses previously reported within the Fee-Based Management Services segment have been reclassified to the Corporate and Other segment for the three months ended March 31, 2008.
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

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 14. Segment Information, Continued
Included in income of the Fee-Based Management Services segment and underwriting expenses of the Primary Insurance segment for the three months ended March 31, 2009 and 2008, respectively, are $0.1 million and $0.3 million of commissions paid by Majestic to CRM CA for excess policies placed with Majestic on behalf of the self-insured groups managed by CRM CA.
Premiums earned by the Reinsurance segment for the three months ended March 31, 2009 and 2008, respectively, include $2.3 million and $14.8 million of earned premiums assumed from the Primary Insurance segment. Such ceded premiums reduce premiums earned in the Primary Insurance segment. Ceding commission income reported in underwriting expenses of the Primary Insurance segment for the three months ended March 31, 2009 and 2008, respectively, includes $0.6 million and $3.9 million from the Reinsurance segment. Such amounts are reflected in underwriting expenses of the Reinsurance segment.
Investment income of the Reinsurance segment for the three months ended March 31, 2009 and 2008, respectively, includes $0.3 million and $0.2 million of interest income on funds withheld by the Primary Insurance segment. Such amounts are reflected in interest expenses of the Primary Insurance segment.
The following table sets forth the Company’s revenues, expenses, income before taxes and total assets from continuing operations by business segment. Total assets exclude $3.8 million and $7.3 million of assets from discontinued operations at March 31, 2009 and 2008, respectively.

	For the three months ended March 31, 2009
			Fee-Based	Corporate
	Primary		Management	and
	Insurance	Reinsurance	Services	Other	Eliminations	Total
	(Dollars in thousands)
Revenues:
Net premiums earned	$18,830	$2,312	$—	$—	$—	$21,142
Fee-based management services	—	—	1,737	—	(63)	1,674
Investment income	3,075	441	(4)	23	(285)	3,250

Total revenues	21,905	2,753	1,733	23	(348)	26,066

Expenses:
Underwriting expenses	17,908	3,146	—	—	(63)	20,991
Operating expenses	6,539	327	1,593	7,106	—	15,565
Interest expense	285	—	—	900	(285)	900

Total expenses	24,732	3,473	1,593	8,006	(348)	37,456

Income (loss) from continuing operations before taxes	$(2,827)	$(720)	$140	$(7,983)	$—	$(11,390)

Total assets	$444,487	$61,191	$4,837	$313,091	$(374,465)	$449,141

24

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements
Note 14. Segment Information, Continued

	For the three months ended March 31, 2008
			Fee-Based	Corporate
	Primary		Management	and
	Insurance	Reinsurance	Services	Other	Eliminations	Total
	(Dollars in thousands)
Revenues:
Net premiums earned	$17,517	$14,834	$—	$—	$—	$32,351
Fee-based management services	—	—	2,148	—	(274)	1,874
Investment income	1,056	716	(2)	75	(201)	1,644

Total revenues	18,573	15,550	2,146	75	(475)	35,869

Expenses:
Underwriting expenses	9,999	9,590	—	—	(274)	19,315
Operating expenses	4,998	219	1,586	2,056	—	8,859
Interest expense	201	—	—	952	(201)	952

Total expenses	15,198	9,809	1,586	3,008	(475)	29,126

Income (loss) from continuing operations before taxes	$3,375	$5,741	$560	$(2,933)	$—	$6,743

Total assets	$344,237	$85,170	$3,409	$221,087	$(267,300)	$386,603

25

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
The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying our forward-looking statements:
•	the cyclical nature of the insurance and reinsurance industry;
•	premium rates;
•	investment results;
•	legislative and regulatory changes;
•	the estimation of loss reserves and loss reserve development;
•	reinsurance may be unavailable on acceptable terms, and we may be unable to collect reinsurance;
•	the status or outcome of legal and/or regulatory proceedings;
•	the occurrence and effects of wars and acts of terrorism;
•	the effects of competition;
•	failure to retain key personnel;
•	economic downturns;
•	natural disasters; and
•	the reasons discussed under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.
You should carefully read this quarterly report, the documents that we reference herein and the documents we have filed as exhibits, together with all other documents we have filed with the SEC, with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect and that these differences may be material. We qualify all of our forward looking statements by these cautionary statements. We undertake no obligation to update any of the forward looking statements after the date of this report to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.

Overview
We are a provider of workers’ compensation insurance products. Our main business activities include underwriting primary workers’ compensation insurance policies, underwriting workers’ compensation reinsurance and excess insurance policies, and providing fee-based management and other services to self-insured entities. We provide primary workers’ compensation insurance to employers in California, Arizona, Florida, Nevada, New Jersey, New York, and other states. We reinsure some of the primary business we underwrite and provide excess workers’ compensation coverage for self-insured organizations. We provide fee-based management services to self-insured groups in California.
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
Our Insureds’ Payroll Levels. Our primary insurance premiums are ultimately determined by the policyholder’s aggregate payroll. In light of the current recession, during the end of 2008 and the beginning of 2009, we have seen a rise in unemployment in the U.S., and as a result, we are experiencing a downward trend in the payroll levels of our insureds. Consequently, this downward trend in payrolls has resulted in a downward trend of our net earned premiums. Until unemployment declines, we may continue to experience a downward trend in our insureds’ payrolls and our net earned premiums. To the extent that payroll levels on insureds’ policies continue to decline as a result of the recession, our actual premiums earned may be less than expected.
California’s Premium Rates. The most recent market conditions suggest a stabilizing of the workers’ compensation market in California. Prior to this, we had experienced a significant downward trending in the premium rates charged by insurers based on the legislative reforms adopted by California in 2003 and 2004. In November 2007, the California Insurance Commissioner recommended that there be no overall change in workers’ compensation advisory pure premium rates for policies written on or after January 1, 2008. This was the first recommendation of no rate decrease by the California Insurance Commissioner since the adoption of the reforms of 2003 and 2004. In May 2008, the California Insurance Commissioner announced that stability in the workers’ compensation insurance marketplace had eliminated the immediate need for an interim pure premium rate advisory for policies written on or after June 30, 2008. In October 2008, the California Insurance Commissioner announced a 5% increase in advisory pure premium rates for policies written on or after January 1, 2009, based on rising medical costs and loss adjustment expenses.
In March 2009, the Workers’ Compensation Insurance Rating Bureau of California (WCIRB), an industry-backed private organization that provides statistical analysis, submitted a pure premium rate filing to the California Insurance Commissioner recommending a 23.7% increase in advisory pure premium rates for policies written on or after July 1, 2009. The WCIRB’s recommendation was based, in part, on its evaluation of the industry’s loss and loss adjustment expense experience as of December 31, 2008. The WCIRB’s recommendation was also based on expected cost increases arising from two recent and significant Workers’ Compensation Board of Appeals decisions that affect the 2004 legislative reforms, although the cases are currently under reconsideration. The California Insurance Commissioner has not announced his recommendation regarding the proposed rate increase. The California Insurance Commissioner’s decision is advisory only and insurance companies may choose whether or not to adopt the new rates. We are currently formulating our July 1, 2009 rate filing.

New York’s Premium Rates. Workers’ compensation rates in New York have experienced significant pricing pressure since the legislative reforms adopted in March 2007. Following almost two years of relatively stable rates, in July 2007, the New York State Superintendent of Insurance ordered that overall policyholders’ costs for workers’ compensation be reduced by an average of 20.5% effective October 1, 2007. This 20.5% reduction included both changes in the workers’ compensation rates set by the New York State Workers’ Compensation Board as well as a change to the New York State assessment. The rate reduction was based upon an analysis of the impact of the reforms and market trends associated with New York’s 2007 Workers’ Compensation Reform Act signed into law in March 2007, which was intended to create a significantly less expensive system of workers’ compensation in New York while increasing the weekly benefits paid to injured workers. In addition, in February 2008, New York State enacted related legislation that requires workers’ compensation insurers to establish premiums based on loss cost multipliers instead of a mandated rate. In August 2008, it was announced that workers’ compensation rates in New York would be reduced by an additional 5% percent for 2009, bringing the total reduction to about 25% from the 2007 pre-reform rates.
Principal Revenue and Expense Items
Our revenues consist primarily of the following:
Primary Insurance Net Premiums Earned. Primary insurance premiums earned are the elapsed portion of our net premiums written. Net premiums written is the difference between gross premiums written and premiums ceded or paid to reinsurers. Gross premiums written are the sum of both direct premiums and assumed premiums before the effect of ceded reinsurance. Premiums are earned over the terms of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned is included in unearned premiums and is realized as revenue in subsequent periods over the remaining terms of the policies.
Reinsurance Net Premiums Earned. Reinsurance premiums are earned over the terms of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned is included in unearned premiums and is realized as revenue in subsequent periods over the remaining terms of the policies. These premiums are reported in our reinsurance segment.
Management Fees. Our fee-based management service revenues include management fees received from the self-insured groups we administer and are for management and other services. Our fees are based on a percentage of premiums paid by members to the groups we manage.
Investment Income. Our investment income is dependent upon the average invested assets in our portfolio and the yield that we earn on those invested assets. Our investment yield depends on market interest rates and the credit quality and maturity period of our invested assets. In addition, we realize capital gains or losses on sales of investments and realize losses on other-than-temporary impairment of investments as a result of changing market conditions, including changes in market interest rates and changes in the credit quality of our invested assets.
Our expenses consist primarily of the following:
Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses reflect our best estimate, using various actuarial analyses, of ultimate losses and loss adjustment expenses, net of any reinsurance recoverables that we expect to incur on each primary insurance and reinsurance contract written. Actual losses and loss adjustment expenses will depend on actual costs to settle our claims.
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
Income Taxes. CRM USA Holdings and its U.S. subsidiaries are subject to U.S. federal, state and local income taxes. CRM Holdings and Twin Bridges have each received an undertaking from the Bermuda government exempting each company from all tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax until March 28, 2016.

Critical Accounting Policies and Estimates
We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the three months ended March 31, 2009 and 2008. We believe that the accounting policies set forth in the Notes to our Consolidated Financial Statements and “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements.
Results of Operations
Consolidated Results

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)

Revenues
Net premiums earned	$21,142	$32,351
Fee-based management services	1,674	1,874
Investment income	3,250	1,644

Total Revenues	26,066	35,869

Expenses
Losses and loss adjustment expenses	17,085	14,682
Fees paid to general agents and brokers	681	749
Policy acquisition costs	3,906	4,633
Selling, general and administrative expenses	14,884	8,110
Interest expense	900	952

Total Expenses	37,456	29,126

(Loss) income from continuing operations before income taxes	(11,390)	6,743
Tax (benefit) provision from continuing operations	(3,204)	183

(Loss) income from continuing operations	(8,186)	6,560

Loss from discontinued operations before income taxes	(297)	(2,423)
Tax benefit from discontinued operations	(94)	(838)

Loss on discontinued operations	(203)	(1,585)

Net (Loss) Income	$(8,389)	$4,975

(Loss) earnings per share from continuing operations
Basic	$(0.49)	$0.40
Fully diluted	$(0.49)	$0.40

Loss per share from discontinued operations
Basic	$(0.01)	$(0.10)
Fully diluted	$(0.01)	$(0.10)

Consolidated Results of Operations Three Months Ended March 31, 2009 and 2008
Total Revenues. Consolidated total revenues decreased $9.8 million, or 27%, to $26.1 million for the three months ended March 31, 2009, from $35.9 million for the three months ended March 31, 2008. The decrease in total revenues was primarily due to an $11.2 million decrease in our consolidated net premiums earned and a $0.2 million decrease in revenue from our fee-based management services for the three months ended March 31, 2009 as compared to 2008. These decreases were somewhat offset by a $1.6 million increase in net investment income from the same period last year.
Total Expenses. Consolidated total expenses increased $8.4 million, or 29%, to $37.5 million for the three months ended March 31, 2009, from $29.1 million for the three months ended March 31, 2008. The increase was primarily attributable to a $5.4 million increase in loss and loss adjustment expenses in our primary insurance segment, $5.3 million in severance expenses related to our former co-chief executive officers recorded in our corporate and other segment, a $2.5 million increase in policy acquisition costs in our primary insurance segment and an $0.8 million increase in the allowance for uncollectible premiums related to our primary insurance segment. These increases were somewhat offset by decreases of $3.1 million of loss adjustments expenses and $3.4 million of policy acquisition costs in our reinsurance segment.
(Losses) Income from Continuing Operations before Taxes. Losses from continuing operations before taxes were $11.4 million for the three months ended March 31, 2009, as compared to income from continuing operations before taxes of $6.7 million for the same period last year. The decrease in income from continuing operations is primarily attributable to decreased operating results in our reinsurance and primary insurance segments and severance expenses related to our former co-chief executive officers in our corporate and other segment.
(Benefit) Provision for Income Taxes. We recorded an income tax benefit from continuing operations of $3.2 million for the three months ended March 31, 2009, compared to a $0.1 million income tax provision for the three months ended March 31, 2008. Our income tax benefit/provision represented the net income tax benefit/provision on taxable income of our U.S. domiciled subsidiaries that are included in continuing operations. CRM Holdings and Twin Bridges, our Bermuda domiciled subsidiaries, are not subject to U.S. income taxation.
The income tax benefit for the three months ended March 31, 2009 included a current tax benefit of $2.9 million and a deferred tax benefit of $0.3 million. The current tax benefit of $2.9 million for the three months ended March 31, 2009 was primarily due to the tax impact of net losses of CRM USA Holdings and our primary insurance segment. The deferred tax provision of $0.3 million was primarily due to temporary reporting differences of net loss reserves, unearned premium reserves and deferred policy acquisition costs for financial statement purposes and for federal income tax purposes.
The income tax provision for the three months ended March 31, 2008 included a current tax benefit of $0.3 million and a deferred tax expense of $0.4 million. The current tax benefit was primarily due to the tax impact of net losses of CRM USA Holdings somewhat offset by net income in our primary insurance segment. The deferred tax expense of $0.4 million was primarily due to temporary reporting differences of net loss reserves, unearned premium reserves and deferred policy acquisition costs for financial statement purposes and for federal income tax purposes.
Discontinued Operations. We recorded net losses of $0.2 million and $1.6 million on discontinued operations for the three months ended March 31, 2009 and 2008, respectively. As of September 8, 2008, we ceased to manage self-insured groups in New York and consequently stopped providing fee-based management services to those self-insured groups. In addition, we have ceased providing medical bill review and case management services to self-insured groups and third party clients in New York and intend to transition medical bill review and case management services to a third party medical bill review provider in the second half of 2009. Accordingly, the results of CRM and Eimar, which were historically reported in the fee-based management services segment, have been reclassified to discontinued operations.
Net (Loss) Income. Consolidated net loss for the three months ended March 31, 2009 was $8.4 million compared to net income of $5.0 million for the three months ended March 31, 2008. Decreases in the net income of our reinsurance, primary insurance, corporate and other and fee-based management services segments were somewhat offset by decreased net losses of our discontinued operations.

Primary Insurance Segment

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)

Revenues
Net premiums earned	$18,830	$17,517
Investment income	3,075	1,056

Total Revenues	21,905	18,573

Expenses
Losses and loss adjustment expenses	14,623	9,181
Policy acquisition costs	3,285	818
Selling, general and administrative expenses	6,539	4,998
Interest expense	285	201

Total Expenses	24,732	15,198

(Loss) income from continuing operations before income taxes	$(2,827)	$3,375

GAAP Combined Ratio
Loss and loss adjustment expense ratio(1)	77.7%	52.4%
Underwriting expense ratio(2)	52.2%	34.3%
GAAP combined ratio(3)	129.9%	86.7%

(1)	The loss and loss adjustment ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned.

(2)	The underwriting expense ratio is calculated by dividing underwriting and certain other operating costs, commissions and salaries and benefits by the current year’s net premiums earned.

(3)	The GAAP combined ratio is the sum of the loss and loss adjustment expense ratio and the net underwriting expense ratio.
Primary Insurance Segment Results of Operations Three Months Ended March 31, 2009 and 2008
Net Premiums Earned. Net premiums earned increased $1.3 million, or 8%, to $18.8 million for the three months ended March 31, 2009, from $17.5 million for the three months ended March 31, 2008. During the three months ended March 31, 2009, net earned premiums on primary policies increased by $1.7 million. This increase was primarily attributable to growth in New York and New Jersey, somewhat offset by decreases in California related to lower payrolls and return of premium on prior years policies following completion of the insured’s payroll-based premium audits. This increase was also somewhat offset by $0.4 million of decreases in net earned premiums on excess policies attributable to California and New York. The primary factors contributing to lower net earned premiums on excess policies were a reduction in both policy count and reported payrolls.
Geographically, our net premiums earned were:

	Three Months Ended March 31,
	2009		2008
	(Dollars in thousands)
California	$11,168	59%	$11,943	68%
New York/New Jersey	6,530	35%	4,781	27%
Others	1,132	6%	793	5%

Total	$18,830	100%	$17,517	100%

Net Investment Income. Net investment income increased $2.0 million, or 192%, to $3.1 million for the three months ended March 31, 2009, from $1.1 million for the three months ended March 31, 2008. This increase was primarily attributable to no recorded losses on our available-for-sale investment portfolio for the three months ended March 31, 2009, as compared to a $1.2 million of losses recorded during the three months ended March 31, 2008 from equity securities that were either deemed to be other-than-temporarily impaired or were sold at a loss. Increased fixed-income investment holdings at our primary insurance segment also resulted in higher investment income year-over-year.
Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased $5.4 million, or 59%, to $14.6 million for the three months ended March 31, 2009, from $9.2 million for the three months ended March 31, 2008. This increase was primarily due to $0.6 million of net unfavorable loss development in the first quarter of 2009 as compared to $3.4 million of net favorable loss development in the first quarter of 2008. In addition, higher net earned premiums for the three months ended March 31, 2009 as compared to March 31, 2008 resulted in an increase in current year loss and loss adjustment expenses.
During the three months ended March 31, 2009, Majestic experienced $0.6 million of net unfavorable loss development on prior accident years. Unfavorable development of $1.1 million was predominantly from primary insurance policies underwritten in New Jersey for which estimated average cost per claim increased. This unfavorable development was somewhat offset by $0.1 million of favorable development as a result of the amortization of the difference between the fair value of losses and loss adjustment expenses at March 31, 2009 as compared to their stated value on the date of the acquisition of Majestic. The remainder of the favorable development of $0.4 million was associated with excess insurance policies as favorable loss cost trends for excess insurance policies underwritten in California which was offset by unfavorable development from risks originating from self-insured groups in New York.
Management historically established reserves for losses and loss adjustment expenses at the actuary’s best estimate of expected outcomes for most assumed risks and at a higher, moderately conservative level for risks originating from excess insurance policies issued to self-insured groups in New York. Following the transfer of the claims administration of the New York self-insured groups, as discussed above in Note 2 of the Consolidated Financial Statements in Item 1, the new third party administrators changed the underlying methodology used to establish reserves for losses and loss adjustment expenses which resulted in a significant increase in case reserves. In light of the new reserving methodology being used by the third party administrators of the New York self-insured groups, management has determined that continuing to establish reserves for risks originating from excess insurance policies issued to self-insured groups in New York at a higher, moderately conservative level would lead to redundant reserves associated with these risks. Consequently, management now establishes reserves for losses and loss adjustment expenses originating from excess insurance policies issued to New York self-insured groups at the actuary’s best estimate. For the three months ended March 31, 2009, unfavorable loss reserve development in prior accident years and the change in reserving methodology, mitigated by the change from moderately conservative to best estimate, resulted in $0.2 million of estimated unfavorable development from risks originating from the New York self-insured groups.
The loss and loss adjustment expense ratio for Majestic for the three months ended March 31, 2009 was 78% as compared to 52% for the three months ended March 31, 2008. The current year loss and loss adjustment expense ratio was higher in 2009 as a result of prior year reserve development and completion of premium audits on prior-period policies which resulted in a return of premiums to policyholders. Excluding prior year development, Majestic’s loss and loss adjustment expense ratio was 74% for the three months ended March 31, 2009 and 72% for the three months ended March 31, 2008. Another contributing factor to the higher loss and loss adjustment expense ratio is that Majestic’s net earned premiums for the three months ended March 31, 2009 and 2008 were reduced by approximately $1.1 million and $0.8 million, respectively, due to return premiums at final audit, a product of a slowing economy. Excluding these premium adjustments related to prior periods, the current accident year loss and loss adjustment expense ratio for the three months ended March 31, 2009 and 2008 were 70% and 69%, respectively.

We have established loss reserves for our Primary Insurance segment at March 31, 2009 that are based upon our current best estimate of loss costs. Loss reserves do not represent an exact calculation of liability, but instead represent management’s best estimates, generally utilizing actuarial expertise and projection techniques, at a given accounting date. Reserves for losses and loss adjustment expenses are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. The methods for making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any adjustments are reflected in current operations. For additional information regarding our reserves for losses and loss adjustment expenses, our processes for establishing the reserves and the risks associated therewith, see our Annual Report on Form 10-K for the year ended December 31, 2008 under the headings “Item 1. Business — Primary Insurance Segment — Reserves for Losses and Loss Adjustment Expenses,” “Item 1A. Risk Factors — Our loss reserves are based on estimates and may be inadequate to cover our losses,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Reserve for Losses and Loss Adjustment Expenses.”
Policy Acquisition Costs. Policy acquisition costs increased $2.5 million to $3.3 million for the three months ended March 31, 2009, from $0.8 million for the three months ended March 31, 2008. This increase was primarily attributable to a reduction in ceding commission income related to the third party quota share on primary policies that was effective in the first quarter of 2009 as compared to the affiliate quota share on primary policies between Majestic and Twin Bridges that was effective for first quarter of 2008. Under the third party quota share, Majestic received a 30% ceding commission on all ceded primary insurance premiums in the first quarter of 2009 as compared to the affiliate quota share wherein Majestic received a 38% ceding commission on all ceded primary insurance premiums in the first quarter of 2008.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.5 million, or 31%, to $6.5 million for the three months ended March 31, 2009, from $5.0 million for the three months ended March 31, 2008. The increase was primarily due to $0.8 million of additional allowance for uncollectible premiums associated with certain primary business underwritten in New York and an increase in selling, general and administrative expenses allocated from our corporate and other segment.
The underwriting expense ratios for our primary insurance segment for the three months ended March 31, 2009 and 2008 were 52% and 34%, respectively.
Interest Expense. Interest expense increased $0.1 million, or 42%, to $0.3 million for the three months ended March 31, 2009, from $0.2 million for the three months ended March 31, 2008. Increased balances provided by Twin Bridges as collateral for unpaid ceded liabilities under reinsurance agreements resulted in higher intercompany interest expense for the three months ended March 31, 2009 as compared to March 31, 2008.
(Loss) Income from Continuing Operations before Income Taxes. Losses from continuing operations before income taxes attributable to the primary insurance segment for the three months ended March 31, 2009 was $2.8 million, compared to income from continuing operations before income taxes of $3.4 million for the three months ended March 31, 2008. The decrease in net income to net loss for the three months ended March 31, 2009 as compared to March 31, 2008 is principally attributed to increases in loss and loss adjustment expenses, policy acquisition costs and selling, general and administrative expenses, somewhat offset by higher net earned premiums and net investment income.

Reinsurance Segment

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)

Revenues
Net premiums earned	$2,312	$14,834
Investment income	441	716

Total Revenues	2,753	15,550

Expenses
Losses and loss adjustment expenses	2,462	5,501
Policy acquisition costs	684	4,089
Selling, general and administrative expenses	327	219

Total Expenses	3,473	9,809

(Loss) income from continuing operations before income taxes	$(720)	$5,741

GAAP Combined Ratio
Loss and loss adjustment expense ratio(1)	106.5%	37.1%
Underwriting expense ratio(2)	43.7%	29.0%
GAAP combined ratio(3)	150.2%	66.1%

(1)	The loss and loss adjustment ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned.

(2)	The underwriting expense ratio is calculated by dividing underwriting and certain other operating costs, commissions and salaries and benefits by the current year’s net premiums earned.

(3)	The GAAP combined ratio is the sum of the loss and loss adjustment expense ratio and the net underwriting expense ratio.
Reinsurance Segment Results of Operations Three Months Ended March 31, 2009 and 2008
Net Premiums Earned. Net premiums earned decreased $12.5 million, or 84%, to $2.3 million for the three months ended March 31, 2009, from $14.8 million for the three months ended March 31, 2008. The decrease was primarily due to an $8.5 million reduction in net premiums ceded from Majestic to Twin Bridges as the 5% affiliate quota share on primary policies effective for the first quarter of 2009 was a 40% affiliate quota share on primary policies for the same period last year. In addition, net earned premiums under a 90% quota share reinsurance agreement for excess insurance policies issued to self-insured entities were $3.3 million lower at March 31, 2009 as compared to March 31, 2008. Of the reduction in net premiums under this 90% quota share, $1.7 million is due to reduced premiums under management of the self-insured entities in California, and $1.6 million is attributable to the closure of the New York self-insured groups formerly managed by CRM. Finally, net premiums ceded from Majestic to Twin Bridges under Majestic’s excess of loss treaty are $0.6 million lower for the three months ended March 31, 2009 as compared to March 31, 2008 as Twin Bridges’ participation in Majestic’s excess of loss treaty was reduced when the treaty renewed July 1, 2008.
Net Investment Income. Net investment income decreased $0.3 million, or 38%, to $0.4 million for the three months ended March 31, 2009, from $0.7 million for the three months ended March 31, 2008. The decrease was primarily due to a reduction in investment holdings as a result of a distribution of capital to its parent company, somewhat offset by investment income earned on higher balances of funds provided as collateral to Majestic for unpaid ceded liabilities for the three months ended March 31, 2009 as compared to March 31, 2008.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses decreased $3.0 million, or 55%, to $2.5 million for the three months ended March 31, 2009, from $5.5 million for the three months ended March 31, 2008. The decrease was primarily due to lower assumed losses under the intercompany quota share agreement and lower earned premiums, as described above in “Reinsurance Segment Results of Operations Three Months Ended March 31, 2009 and March 31, 2008 — Net Premiums Earned.” This decrease was offset by an increase in prior year estimated loss and loss adjustment expenses of $0.6 million in the first quarter of 2009 discussed below as compared to favorable development of estimated loss and loss adjustment expenses of $3.7 million in the first quarter of 2008.
In our reinsurance segment during the three months ended March 31, 2009, Twin Bridges experienced $0.6 million of net unfavorable loss development on prior accident years. Similar to the unfavorable development experienced by Majestic on primary insurance policies, Twin Bridges experienced $0.8 million of unfavorable development arising from its reinsurance of this primary insurance business. This unfavorable development was somewhat offset by $0.2 million of favorable development in its assumed excess insurance business. Favorable loss reserve development from favorable loss cost trends on excess insurance policies issued to the self-insured entities in California was offset by unfavorable loss reserve development associated with the change in reserving methodology for the New York self-insured groups as described above in “Primary Insurance Segment Results of Operations Three Months Ended March 31, 2009 and 2008 — Loss and Loss Adjustment Expenses.” For the three months ended March 31, 2009, unfavorable loss reserve development in prior accident years and the change in reserving methodology, mitigated by the change from moderately conservative to best estimate, resulted in $1.1 million of estimated unfavorable development from risks originating from the New York self-insured groups.
The loss and loss adjustment expense ratio for Twin Bridges for the three months ended March 31, 2009 was 107% compared to 37% for the three months ended March 31, 2008. Excluding prior year development, Twin Bridges loss and loss adjustment expense ratio was 82% for the three months ended March 31, 2009 and 62% for the three months ended March 31, 2008. The increase in the loss and loss adjustment expense ratio in 2009 was also partly attributable to a higher loss ratio on the primary insurance business assumed from Majestic.
We have established loss reserves for our Reinsurance segment at March 31, 2009 that are based upon our current best estimate of loss costs. Loss reserves do not represent an exact calculation of liability, but instead represent management’s best estimates, generally utilizing actuarial expertise and projection techniques, at a given accounting date. Reserves for losses and loss adjustment expenses are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. The methods for making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any adjustments are reflected in current operations. For additional information regarding our reserves for losses and loss adjustment expenses, our processes for establishing the reserves and the risks associated therewith, see our Annual Report on Form 10-K for the year ended December 31, 2008 under the headings “Item 1. Business — Reinsurance Segment — Reserves for Losses and Loss Adjustment Expenses,” “Item 1A. Risk Factors — Our loss reserves are based on estimates and may be inadequate to cover our losses,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Reserve for Losses and Loss Adjustment Expenses.”
Policy Acquisition Costs. Policy acquisition costs decreased $3.4 million, or 83%, to $0.7 million for the three months ended March 31, 2009, from $4.1 million for the three months ended March 31, 2008. The decrease was primarily due to lower net earned premiums described above in “Reinsurance Segment Results of Operations Three Months Ended March 31, 2009 and March 31, 2008 — Net Premiums Earned.” Policy acquisition costs, as a percentage of net earned premiums, were relatively unchanged for the three months ended March 31, 2009 as compared to March 31, 2008.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.1 million, or 49%, to $0.3 million for the three months ended March 31, 2009, from $0.2 million for the three months ended March 31, 2008. The increase is primarily due to higher professional fees related to actuary and audit expenses.
The underwriting expense ratios for our reinsurance segment were 44% and 29% for the three months ended March 31, 2009 and 2008, respectively.
(Loss) Income from Continuing Operations before Income Taxes. Loss from continuing operations before income taxes attributable to the reinsurance segment for the three months ended March 31, 2009 was $0.7 million compared to net income from continuing operations before income taxes of $5.7 million for the three months ended March 31, 2008. The decrease in net income between the three months ended March 31, 2009 and 2008 was principally attributable to lower net earned premiums assumed from Majestic, somewhat offset by related decreases in loss and loss adjustment expenses and policy acquisition costs.

Fee-Based Management Services Segment

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)

Revenues
Management fees	$1,737	$2,148
Investment expense	(4)	(2)

Total Revenues	1,733	2,146

Expenses
Fees paid to general agents and brokers	681	749
Selling, general and administrative expenses	912	837

Total Expenses	1,593	1,586

Income from continuing operations before income taxes	$140	$560

Fee-Based Management Services Segment Results of Operations Three Months Ended March 31, 2009 and 2008
Revenues from Fee-Based Management Services. Revenues from fee-based management services decreased $0.4 million, or 19%, to $1.7 million for the three months ended March 31, 2009, from $2.1 million for the three months ended March 31, 2008. The decrease in revenues was principally attributable to lower premiums under management for the California self-insured groups as a result of lower rates being charged to the members of the self-insured groups, which is based on current market conditions as described above in “Workers’ Compensation Insurance Market Conditions.” Approximately 9% and 7% of the decrease was due to lower revenues from our self-insured groups covering the healthcare and auto dealer industries, respectively. Effective March 1, 2009, the Preferred Auto Dealers Self-Insured Program (PADSIP), one of the self-insured groups managed by CRM CA, voluntarily terminated active operations.
Fees Paid to General Agents and Brokers. Fees paid to general agents and brokers remained relatively unchanged at $0.7 million for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.1 million, or 9%, to $0.9 million for the three months ended March 31, 2009, from $0.8 million for the three months ended March 31, 2008. The increase was primarily due to an increase in selling, general and administrative expenses allocated from our corporate and other segment.
Income from Continuing Operations before Income Taxes. Income from continuing operations before income taxes decreased $0.4 million to $0.1 million for the three months ended March 31, 2009, from $0.5 million for the three months ended March 31, 2008, a decrease of 75%. The decrease was primarily due to a decrease in fee-based management services revenues.

Corporate and Other Segment
Corporate and Other Segment Results of Operations Three Months Ended March 31, 2009 and 2008
Net Investment Income. Net investment income remained relatively unchanged for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.
Interest Expense. Interest expense remained relatively unchanged for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.1 million, to $7.1 million for the three months ended March 31, 2009, from $2.1 million for the three months ended March 31, 2008.
The increase was primarily due to $3.8 million of severance expense related to the March 2009 resignation of our former chief executive officer and the acceleration of the recognition of severance payments related to the resignation of our former co-chief executive officer. Previously, we recognized severance expense for our former co-chief executive officer, who resigned in December 2006, over the term of his non-complete/non-solicitation covenant, which expires December 2010. Due to our decreased presence in the self-insured group market and the current economic and regulatory environment, we determined that there is not a significant ongoing economic benefit related to our former co-chief executive officer’s non-compete/non-solicitation covenant. Accordingly, we recorded $1.5 million of remaining severance payments related to our former co-chief executive officer during the three months ended March 31, 2009.
These increases were somewhat offset by the increased allocations of professional fees and other selling, general and administrative expenses to our primary insurance and fee-based management services segments.
On May 6, 2009, the Company’s Board of Directors amended the compensation for non-employee directors as follows: (a) a non-employee director serving as chairman of the board of directors will receive an additional annual cash payment of $50,000; (b) directors who serve on the Company’s Finance and Investment Committee will receive an additional annual cash payment of $10,000; and (c) the chairperson of the Finance and Investment Committee will receive an annual cash payment of $15,000.
Investment Portfolio
We invest the funds made available by our insurance and reinsurance subsidiaries’ capital and the net cash flows from operations, with the objective to earn income and realized gains on investments. As of March 31, 2009, our investment portfolio, including cash and cash equivalents, totaled $340.0 million, a decrease of 1.2% from December 31, 2008. The following table shows the fair market values of various categories of our investment portfolio, the percentage of the total market value of our invested assets represented by each category and the tax equivalent yield to maturity based on the fair market value of each category of invested assets as of the dates indicated:

	As of March 31, 2009			As of December 31, 2008
	(Dollars in thousands)
		Percent			Percent
	Fair	of		Fair	of
Description of Securities	Value	Total	Yield	Value	Total	Yield
U.S. Treasury and government sponsored agency securities	$100,267	32%	3.1%	$93,768	30%	3.5%
Obligations of states and political subdivisions	104,774	34%	4.9%	104,280	33%	5.0%
Corporate and other obligations	105,127	34%	5.0%	115,574	37%	5.0%

Total investments, available-for-sale	$310,168	100%	4.4%	$313,622	100%	4.5%

The following table shows the ratings distribution of our fixed-income portfolio by Standard and Poor’s rating as a percentage of total market value as of the dates indicated:

Rating	As of March 31, 2009
	(Dollars in thousands)

“AAA”	$183,518	59%
“AA”	71,686	23%
“A”	44,559	15%
“BBB”	9,925	3%
“Other”	480	0%

Total fixed-maturity securities	$310,168	100%

We regularly evaluate our investment portfolio to identify other-than-temporary impairments in the fair values of the securities held in our investment portfolio. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be other-than-temporary, such investment is written-down to its fair value. The amount written-down is recorded in earnings as a realized loss on investments. We consider various factors in determining whether a decline in the fair value of a security is other-than-temporary, including:
•	how long and by how much the fair value of the security has been below its cost;

•	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings;

•	our intent and ability to keep the security for a sufficient time period for it to recover its value;

•	any downgrades of the security by a rating agency; and

•	nonpayment of scheduled interest payments.
We did not record any impairment charges for the three months ended March 31, 2009.
We adopted FAS 157 effective January 1, 2008. FAS 157 creates a common definition of fair value, establishes a hierarchy for determining fair value that emphasizes the use of observable market data whenever available and requires expanded disclosures as described in more detail in Note 5 of the Notes to our Consolidated Financial Statements under Item 1. We outsource investment accounting services for our available-for-sale investment portfolio to a third party. Through this third party, we use nationally recognized pricing services to estimate fair value measurements for our investments. These pricing services include FT Interactive Data, Hub Data, J.J. Kenny, Standard & Poors, Reuters and the Bloomberg Financial Market Services. The pricing services use market quotations for securities that have quoted prices in active markets. When quoted prices are unavailable, the pricing services use significant other observable inputs that are more subjective, such as pricing models or other financial analytical methods. To validate the techniques or models used by the pricing services, we compare the fair value estimates to our perception of the current market and will challenge any prices deemed not to be representative of fair value.
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
Majestic and Twin Bridges, our insurance and reinsurance subsidiaries, generally create liquidity because insurance and reinsurance premiums are collected prior to disbursements for claims which may take place many years after the collection of premiums. Collected premiums may be invested, prior to their use in such disbursements, and investment income provides additional cash receipts. In periods in which disbursements for claims and benefits, current policy acquisition costs and current operating and other expenses exceed operating cash receipts, cash flow is negative. Such negative cash flow is offset by cash flow from investments, principally short-term investments and maturities of longer-term investments. The exact timing of the payment of claims and benefits cannot be predicted with certainty.
Our insurance subsidiaries, Majestic and Twin Bridges, maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims. At March 31, 2009, short-term investments and fixed maturity investments maturing within two years amounted to $88.0 million and $12.4 million in Majestic and Twin Bridges, respectively. These securities provide adequate sources of liquidity for the expected payment of our loss reserves in the near future. We do not expect to sell securities or use our credit facility to pay our policy liabilities as they come due.
CRM USA Holdings had access to a revolving credit facility with KeyBank under which CRM USA Holdings was entitled to borrow up to $2 million. KeyBank terminated the revolving credit facility on March 18, 2009. We have not replaced this revolving credit facility but may seek to do so in the future.
Consolidated Cash Flows. Net cash used in operating activities increased $7.9 million for the three months ended March 31, 2009 to $5.1 million from net cash provided by operating activities of $2.8 million for the three months ended March 31, 2008. The increase was primarily due to decreases in consolidated net income, increases in our reinsurance recoverable, decreases in our reinsurance payable in our primary insurance segment, and decreases in our unearned premiums in our primary insurance and reinsurance segments. These were somewhat offset by increases in our reserve for losses and loss adjustment expenses and decreases in premiums receivable in our primary insurance segment.
Net cash provided by investing activities increased $3.4 million for the three months ended March 31, 2009 to $4.4 million from $1.0 million for the comparable 2008 period. The increase was primarily due to proceeds received from sales and maturities of available-for-sale investments, net sales and maturities of short-term investments, somewhat offset by purchases of available-for-sale investments.
Net cash provided by financing activities remained relatively unchanged for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Decreases due to issuance of common shares under the 2007 Employee Stock Purchase Plan were somewhat offset by shares retired under the 2005 Long-Term Incentive plan.
Capital Resources
In our insurance and reinsurance subsidiaries, Majestic and Twin Bridges, cash and liquid investments are required to pay claims and expenses, but the amount of capital in our insurance and reinsurance subsidiaries influences how much premium we can write.
Majestic has been assigned an insurer financial strength rating of “A-” (Excellent) by A.M. Best. Twin Bridges has been assigned an insurer financial strength rating of “B++” (Good). A.M. Best assigned a negative outlook to the ratings. Our competitive position is partly determined by these financial strength ratings and therefore we could be affected by a reduction in these ratings. These ratings reflect A.M. Best’s opinion of our financial strength, operating performance and ability to meet obligations. If an independent rating agency downgrades or withdraws either of our ratings, we could be severely limited or prevented from writing any new insurance or reinsurance contracts, which would significantly and negatively affect our business. Insurer financial strength ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors.

Contractual Obligations
All of our outstanding financing obligations are included in the Consolidated Financial Statements and accompanying notes contained in Item 1. The table below sets forth the amounts of our contractual obligations, including interest payable, at March 31, 2009:

	Payment Due by Period
		Less than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)
Contractual Obligations	$10,605	$5,476	$3,829	$1,300	$—
Long Term Debt Obligations(1)	141,149	3,557	7,114	7,114	123,364
Operating Lease Obligations	30,404	3,773	6,024	4,825	15,782
Retrospective Premiums(2)	738	738	—	—	—
Gross Loss and Loss Adjustment Reserves(3)	264,794	60,355	74,268	45,907	84,264

Total Contractual Obligations	$447,690	$73,899	$91,235	$59,146	$223,410

(1)
This amount includes interest payable on our long-term debt obligations. For a further discussion of the applicable interest rates, see “Liquidity and Capital Resources — Capital Resources” in Item 7 of our Form 10-K for the fiscal year ended December 31, 2008.

(2)	Retrospective premiums are an estimate of the amounts that would be paid to policyholders if losses incurred under these policies perform as currently anticipated.

(3)
Our gross loss reserves exclude $3.9 million of GAAP fair value purchase accounting adjustments. Our loss reserves do not have contractual maturity dates and the exact timing of the payment of claims cannot be predicted with certainty. However, based upon historical payment patterns, we have included an estimate of when we expect our loss reserves (without the benefit of any reinsurance recoveries) to be paid. As more fully discussed in Item 1. of our Form 10-K for the fiscal year ended December 31, 2008 under the headings “Business — Primary Insurance Segment — Reserves for Losses and Loss Adjustment Expenses” and “Business — Reinsurance Segment — Reserves for Losses and Loss Adjustment Expenses,” the estimation of losses reserves is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses and benefits is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different than the amounts disclosed above.

Off-Balance Sheet Transactions
We have no off-balance sheet arrangements or transactions with unconsolidated, special purpose entities.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk components since December 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
For the quarter ended March 31, 2009, we conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
H.C.F.A. Litigation
On April 9, 2007, H.C.F.A. Associates Corp. and 17 related companies, all of which were members or former members of the Healthcare Industry Trust of New York (HITNY), sued HITNY and CRM in New York State Supreme Court, Ulster County, alleging, among other things, that HITNY and CRM failed to fulfill their obligations in connection with providing workers’ compensation claims services. CRM answered the complaint, denying the plaintiffs’ material allegations. This litigation is in its early stages. The court established a discovery schedule on September 22, 2008 and discovery is currently proceeding in the matter. We cannot estimate what impact, if any, this litigation and any results from this litigation may have on our financial position, operating results or cash flows.
WCB Inspector General Subpoena
On or about January 9, 2009, Majestic’s underwriting department received a Subpoena Duces Tecum from the New York State Workers Compensation Board Office of the Fraud Inspector General. The subpoena requested production of various documents related to the issuance of excess workers’ compensation and general liability policies by Majestic to the Elite Contractors Trust of New York.  On May 8, 2009, CRM Holdings and Twin Bridges received a Subpoena Duces Tecum from the New York State Workers’ Compensation Board Office of Fraud Inspector General.  The subpoena requests production of various documents related to quota share agreements and a novation agreement between Twin Bridges, New York Marine and General Insurance Company and Majestic.  The Subpoenas are entitled In the Matter of Compensation Risk Managers, LLP and have been assigned Inspector General Case No. 38839.  To CRM’s knowledge, the Inspector General has not initiated any proceedings against Majestic. We cannot estimate what impact, if any, this inquiry and any results from this inquiry may have on our financial position, operating results or cash flows.
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
NY Attorney General Investigation
CRM received a subpoena from the NY Attorney General on March 28, 2008, requesting documents related to CRM’s administration of HITNY. CRM is fully cooperating with the NY Attorney General’s request. To CRM’s knowledge, the NY Attorney General has not initiated any proceedings against CRM. CRM believes that the subpoena is related to a referral for investigation by the New York State Workers’ Compensation Board to the NY Attorney General, arising out of a prior administrative action commenced by the New York State Workers’ Compensation Board regarding CRM’s third party administrator’s license. We cannot estimate what impact, if any, this inquiry and any results from this inquiry may have on our financial position, operating results or cash flows.

New York Self-Insured Group Litigation
On September 30, 2008, we received a copy of a letter addressed to our errors and omissions insurance carrier from the New York State Workers’ Compensation Board indicating its intention to initiate legal proceedings against us on behalf of eight self-insured groups previously administered by CRM as it relates to CRM’s actions while acting as the administrator and broker of record for the eight self-insured groups. The New York State Workers’ Compensation Board has indicated that it is investigating CRM’s administration of the self-insured groups and it is alleging upon information and belief that CRM breached certain duties to the self-insured groups and engaged in certain self-dealing and deceptive practices. In response to this letter, CRM filed an action on October 3, 2008 in the New York State Supreme Court, Dutchess County against the New York State Workers’ Compensation Board and the eight self-insured groups, namely the Healthcare Industry Trust of New York, Elite Contractors Trust of New York, Wholesale and Retail Workers’ Compensation Trust of New York, Trade Industry Workers Compensation Trust for Manufacturers, Real Estate Management Trust of New York, Transportation Industry Workers Compensation Trust of New York, Public Entity Trust of New York and the New York State Association of Cemeteries Trust. Through this action, CRM is seeking a declaratory judgment that CRM did not breach any duty to the eight self-insured groups and did not engage in any self-dealing or deceptive practices. CRM is not currently seeking any monetary damages from the eight self-insured groups, their respective boards of trustees or the New York State Workers’ Compensation Board. This litigation is in its early stages. The defendants have answered the complaint, and the parties are currently conducting discovery.
In November 2008, RBG Management Corp., Red & White Markets, Inc., Doria Enterprises Inc. and Grace’s Marketplace Inc., all of which were former members of the Wholesale Retail Trust of New York (WRWCTNY), sued CRM, WRWCTNY, certain officers of CRM, the Board of Trustees of WRWCTNY, and S.A.F.E., LLC, which is the successor third-party administrator for WRWCTNY, in the Supreme Court of the State of New York, New York County. The lawsuit seeks a declaratory judgment, in sum and substance, relieving the plaintiffs from any liabilities owed in relation to their previous membership in WRWCTNY and which arise primarily from recent assessment charges imposed on the plaintiffs. The lawsuit is also seeking damages arising from allegations that the defendants breached their fiduciary duties to the plaintiffs by failing to maintain adequate reserves and failing to properly determine an adequate level of reserves necessary to maintain the solvency of WRWCTNY. This litigation is in its early stages. On March 12, 2009, CRM filed a motion to dismiss the complaint or, in the alternative, to consolidate the action in New York State Supreme Court, Dutchess County with the declaratory judgment action previously filed. The motion is currently pending before the court.
On November 24, 2008, FS Kids, LLC, Mask Foods, Inc., Valu Home Centers, Inc., KBLM Foods, Inc., KDJB Foods, Inc., Gaige & Son Grocery, Inc., TJ’s Market, Inc., BB&T Supermarkets Inc., BNR-Larson, LLC, and Gift Express of New York, Inc., all of which were former members of WRWCTNY, on their own behalf and on behalf of all others similarly situated, sued CRM in New York Supreme Court, Erie County. The lawsuit seeks class action certification and alleges that CRM: (1) breached its contract with WRWCTNY; (2) breached its duty of good faith and fair dealing owed to WRWCTNY; (3) breached its fiduciary duties owed to WRWCTNY; (4) was negligent in administering WRWCTNY; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages arising from the plaintiffs’ joint and several liability for the deficit of WRWCTNY which, as of September 30, 2007, was estimated by the New York State Workers’ Compensation Board at $19 million and from any unpaid claims of the plaintiffs’ injured employees in an amount presently undetermined. This litigation is in its early stages. On January 20, 2009, CRM filed a motion to dismiss the complaint or, in the alternative, to consolidate the action in New York State Supreme Court, Dutchess County with the declaratory judgment action previously filed. The motion is currently pending before the court.

On March 6, 2009, Armstrong Brands, Inc., Metal Cladding, Inc., TREK, Inc., Petri Baking Products, Inc., Time Cap Laboratories, Inc., Custom Coatings, Inc., GPM Associates, LLC, d/b/a Forbes Products, PJR Industries, Inc., d/b/a Southside Precast Products, Lakeshore Metals, Inc. Duro-Shed, Inc., Tooling Enterprises, Inc. Northeast Concrete Products, Inc., d/b/a Concrete Building Supply and Superior Steel Studs, Inc., all of which were former members of Trade Industry Trust Workers’ Compensation Trust for Manufacturers (Trade Trust), on their own behalf and on behalf of all others similarly situated, sued Compensation Risk Managers, LLC in New York State Supreme Court, Erie County. The lawsuit seeks class action certification and alleges that CRM: (1) breached its contract with the Trade Trust; (2) breached its duty of good faith and fair dealing owed to the Trade Trust; (3) breached its fiduciary duties owed to Trade Trust; (4) was negligent in administering the Trade Trust; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages (a) arising from the plaintiffs’ joint and several liability for the deficit of the Trade Trust which, as of December 31, 2006, was estimated by the New York State Workers’ Compensation Board at $4.9 million, (b) from any unpaid claims of the plaintiffs’ injured employees in an amount presently undetermined, (c) from potentially being liable for the costs of liquidation charged or to be charged by the WCB, and (d) from fees paid by the plaintiffs and the Trade Trust to CRM pursuant the service agreement between CRM and the Trade Trust. This litigation is in its early stages, and CRM has until 30 days after a motion is rendered on the pending motion to dismiss in FS Kids, et al. v. Compensation Risk Managers, LLC to respond to the plaintiffs’ complaint.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 5, 2009, the Company held its 2009 Annual General Meeting of Shareholders, at which the shareholders voted upon the following matters:
(1)
the election of David M. Birnser, Daniel G. Hickey, Sr. and Philip J. Magnarella as Class I Directors to the Board of Directors of the Company, each to serve until the end of such director’s term, as described in the Company’s Proxy Statement, and until such director’s successor shall has been duly elected and qualified or until such directors’ earlier death, resignation or removal;

(2)	to direct CRM Holdings to elect director designees to serve as directors of Twin Bridges; and

(3)
the appointment of Ernst & Young LLP as the Company’s independent auditors for CRM Holdings for the year ending December 31, 2009, and to authorize the Board of Directors, acting through the Audit Committee, to set the fees for the independent auditors.

The Company’s shareholders appointed the three nominees as Class I directors and directed CRM Holdings to elect the director designees to serve as directors of Twin Bridges. The Company’s shareholders also appointed Ernst & Young as the independent auditors and authorized the Board of Directors, acting through the Audit Committee, to set the fees for the independent auditors. Set forth below is the number of votes cast for, withheld, against and abstain with respect to each matter voted upon:

	For	Withheld	Against	Abstain
1. Appointment of Directors
David M. Birsner	11,890,204	742,810	—	—
Daniel G. Hickey, Sr.	11,295,853	1,337,161	—	—
Dr. Philip J. Magnarella	11,466,199	1,166,815	—	—
2. Designation of Directors for Twin Bridges (Bermuda) Ltd.
David M. Birsner	11,897,982	735,032	—	—
Daniel G. Hickey, Sr.	11,907,387	725,627	—	—
Keith S. Hynes	11,934,201	698,813	—	—
Charles I. Johnston	11,934,532	698,482	—	—
Dr. Philip J. Magnarella	11,937,280	695,734	—	—
Salvatore A. Patafio	11,936,563	696,451	—	—
Louis Rosner, Esq.	11,929,513	703,501	—	—
3. Appointment of Ernst & Young LLP	12,395,552	—	191,080	46,382

ITEM 6. EXHIBITS

Exhibit
Number	Description

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRM Holdings, Ltd.
/s/ James J. Scardino
James J. Scardino
Chief Executive Officer
Dated: May 6, 2009

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