Form 10-Q
period 2009-06-30
CRM Holdings, Ltd.
filed 2009-08-11
CIK 1338949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2009

Common Shares, $0.01 par value per share	16,458,692 shares
Class B Shares, $0.01 par value per share	395,000 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CRM Holdings, Ltd.
Consolidated Balance Sheets

	Unaudited
	June 30, 2009	December 31, 2008
	(Dollars in thousands)

Assets
Investments
Fixed-maturity securities, available-for-sale (amortized cost $290,314 and $308,607)	$296,452	$313,622
Short-term investments	9,191	113
Investment in unconsolidated subsidiary	1,083	1,083

Total investments	306,726	314,818
Cash and cash equivalents	27,833	28,044
Restricted cash and cash equivalents	11,682	2,000

Total cash and cash equivalents	39,515	30,044
Accrued interest receivable	3,213	3,184
Premiums receivable, net	7,388	11,935
Reinsurance recoverable and prepaid reinsurance	86,290	63,801
Accounts receivable, net	4,022	3,099
Deferred policy acquisition costs	1,148	1,084
Current income taxes, net	5,910	3,208
Deferred income taxes, net	10,075	7,809
Goodwill and other intangible assets	3,173	3,252
Prepaid expenses	2,306	1,836
Other assets	3,113	3,330

Total assets	$472,879	$447,400

Liabilities and shareholders’ equity
Reserve for losses and loss adjustment expenses	$272,000	$245,618
Reinsurance payable	3,511	9,424
Unearned premiums	13,732	13,090
Unearned management fees	48	26
Long-term debt and other secured borrowings	44,083	44,083
Other liabilities	39,815	26,299

Total liabilities	373,189	338,540

Common shares
Authorized 50 billion shares; $0.01 par value;
16.5 and 16.2 million common shares issued and outstanding	165	162
0.4 million Class B shares issued and outstanding	4	4
Additional paid-in capital	70,673	69,743
Retained earnings	24,855	35,619
Accumulated and other comprehensive gain, net of tax	3,993	3,332

Total shareholders’ equity	99,690	108,860

Total liabilities and shareholders’ equity	$472,879	$447,400

See Notes to Consolidated Financial Statements

CRM Holdings, Ltd.
Consolidated Statements of Operations
Comprehensive (Loss) Income (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousand, except per share data)

Revenues
Net premiums earned	$22,567	$41,185	$43,709	$73,536
Fee-based management services	1,061	1,917	2,734	3,791
Investment income	2,783	4,706	6,032	6,350

Total revenues	26,411	47,808	52,475	83,677

Expenses
Losses and loss adjustment expenses	17,804	26,706	34,888	41,388
Policy acquisition costs	4,070	6,635	7,975	11,268
Fees paid to general agents and brokers	504	2,190	1,185	2,938
Selling, general and administrative expenses	6,738	4,804	21,621	12,916
Interest expense	886	924	1,786	1,876

Total expenses	30,002	41,259	67,455	70,386

(Loss) income from continuing operations before income taxes	(3,591)	6,549	(14,980)	13,291
Tax (benefit) provision from continuing operations	(1,495)	1,916	(4,700)	2,098

(Loss) income from continuing operations	(2,096)	4,633	(10,280)	11,193

Discontinued operations
Loss from discontinued operations before income taxes	(431)	(2,278)	(729)	(4,701)
Tax benefit from discontinued operations	(151)	(695)	(245)	(1,533)

Loss on discontinued operations	(280)	(1,583)	(484)	(3,168)

Net (Loss) Income	$(2,376)	$3,050	$(10,764)	$8,025

(Loss) earnings per share from continuing operations
Basic	$(0.12)	$0.28	$(0.61)	$0.68
Diluted	$(0.12)	$0.28	$(0.61)	$0.68
Loss per share from discontinued operations
Basic	$(0.02)	$(0.09)	$(0.03)	$(0.19)
Diluted	$(0.02)	$(0.09)	$(0.03)	$(0.19)
Net (loss) earnings per share
Basic	$(0.14)	$0.19	$(0.64)	$0.49
Diluted	$(0.14)	$0.19	$(0.64)	$0.49
Weighed average shares outstanding
Basic	16,775	16,436	16,697	16,404
Diluted	16,775	16,436	16,697	16,404

Comprehensive (Loss) Income
Net (loss) income	$(2,376)	$3,050	$(10,764)	$8,025

Other comprehensive gain (loss)
Gross unrealized investment holdings gains (losses) during the period	460	(1,431)	1,867	(671)
Less reclassification adjustment for gains included in net (loss) income	(272)	(2,165)	(744)	(1,123)
Income tax (provision) benefit on other comprehensive income	(82)	1,224	(462)	624

Total other comprehensive gain (loss)	106	(2,372)	661	(1,170)

Total comprehensive (loss) income	$(2,270)	$678	$(10,103)	$6,855

See Notes to Consolidated Financial Statements

CRM Holdings, Ltd.
Consolidated Statements of Cash Flows (Unaudited)

	June 30,	June 30,
	2009	2008
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(10,764)	$8,025
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	402	675
Amortization of unearned compensation, restricted stock	869	579
Amortization of premiums and discounts on available-for-sale investments	794	27
Net realized gains on sale and impairment of available-for-sale investments	(744)	(1,123)
Deferred income tax (benefit) expense	(2,728)	635
Changes in:
Accrued interest receivable	(29)	(414)
Premiums receivable	4,546	(3,935)
Reinsurance recoverable and prepaid insurance	(22,489)	(823)
Accounts receivable, net	(923)	1,877
Deferred policy acquisition costs	(64)	(1,618)
Current income taxes, net	(2,702)	(1,269)
Prepaid expenses	(491)	398
Other assets	(13)	(12)
Reserve for losses and loss adjustment expenses	26,382	20,017
Reinsurance payable	(5,913)	(3,401)
Unearned premiums	642	3,822
Unearned management fees	22	(262)
Other liabilities	13,519	1,157

Net cash provided by operating activities	316	24,355

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale investments	(126,488)	(120,166)
Proceeds from sales of available-for-sale investments	53,415	64,479
Proceeds from maturities of available-for-sale investments	83,123	49,041
Net sales and maturities for short-term investments	(9,078)	694
Purchases of fixed assets	(114)	(621)
Disposals of fixed assets	39	273
Payments on loans receivable, net	—	3

Net cash provided by (used in) investing activities	897	(6,297)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash and cash equivalents	(1,489)	—
Repayments under long-term debt and other secured borrowings	—	(1)
Issuance of common shares — employee stock purchase plan	76	126
Retirement of common shares — share-based compensation	(11)	(40)

Net cash (used in) provided by financing activities	(1,424)	85

Net (decrease) increase in cash	(211)	18,143
Cash and cash equivalents
Beginning	28,044	34,286

Ending	$27,833	$52,429

See Notes to Consolidated Financial Statements

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
CRM USA Holdings has two principal operating subsidiaries, Compensation Risk Managers of California, LLC (“CRM CA”), and Embarcadero Insurance Holdings, Inc. (“Embarcadero”). Embarcadero has one principal operating subsidiary, Majestic Insurance Company (“Majestic”), and has one dormant subsidiary, Great Western Insurance Services, Inc. (“Great Western”).
On May 6, 2009, Embarcadero sold its wholly-owned dormant subsidiary, Redhorse Insurance Company, Ltd. (“Redhorse”), to CRM Holdings. On May 14, 2009, Redhorse merged with Twin Bridges as the activities performed by Redhorse could be performed by Twin Bridges and there were no longer good economic reasons for the continued separate existence of Redhorse.
CRM USA Holdings has two other subsidiaries, Compensation Risk Managers, LLC (“CRM”) and Eimar, LLC (“Eimar”), neither of which has active business operations. The results of CRM and Eimar are reported as discontinued operations effective September 8, 2008, as more fully described in Note 2.
Former Co-Chief Executive Officers’ Severance
On March 13, 2009, Daniel G. Hickey Jr., resigned as the Company’s Chief Executive Officer, Chairman of the Board, and as a director and officer of the Company’s subsidiaries. The Company entered into a separation agreement with Mr. Hickey under which the Company (a) will make cash payments of $3.3 million over the next three years; (b) immediately vested and distributed 46 thousand shares of restricted stock; and (c) will pay medical and life insurance benefits for up to three years. The separation agreement prohibits Mr. Hickey form competing with the Company in the California self-insured market until March 13, 2012 and from soliciting employees and customers through March 13, 2011. In conjunction with Mr. Hickey’s separation agreement, the Company recorded $3.8 million of severance expense in the first quarter of 2009.
Previously, the Company recognized severance expense for Martin D. Rakoff, former Co-Chief Executive Officer and Deputy Chairman of the Board who resigned December 19, 2006, over the term of his non-complete/non-solicitation covenant, which expires December 2010. The Company accelerated the recognition of Mr. Rakoff’s severance expense and recorded the $1.5 million of remaining severance payments in the first quarter of 2009. Due to the Company’s decreased presence in the self-insured group market and the current economic and regulatory environment, the Company determined that there is not a significant ongoing economic benefit related to Mr. Hickey’s and Mr. Rakoff’s non-compete/non-solicitation covenants. Accordingly, $5.3 million of severance expense related to Mr. Hickey’s and Mr. Rakoff’s remaining severance payments was included in selling, general and administrative expenses in the first quarter of 2009.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 1. Nature of Business and Significant Accounting Policies, Continued
Basis of Accounting and Principles of Consolidation
The interim consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations and cash flows for the six months ended June 30, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009.
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
Subsequent Events
The Company adopted FASB Statement No. 165, Subsequent Events (“FAS 165”) effective June 15, 2009. FAS 165 defines subsequent events as either recognized (events that existed at the balance sheet date and therefore should be reflected in the financial statements) or non-recognized (events that did not exist at the balance sheet date and are not reflected in the financial statements; material non-recognized subsequent events should be disclosed). FAS 165 requires the Company to disclose the date through which it has evaluated subsequent events and whether the date represents the date the financial statements were issued or were available to be issued. The Company has evaluated subsequent events through August 11, 2009, the date the financial statements were issued.
Reclassification
Certain prior period amounts have been reclassified to conform to the basis of presentation used in 2009.
Recent Accounting Pronouncements Not Yet Effective
In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (“FAS 166”). FAS 166 eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. FAS 166 requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 1. Nature of Business and Significant Accounting Policies, Continued
Recent Accounting Pronouncements Not Yet Effective, Continued
FAS 166 is effective for fiscal years beginning after November 15, 2009. This statement is effective for financial asset transfers occurring on or after the effective date and early adoption is prohibited. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 166 on its financial condition and results of operations.
In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”). FAS 167 amends the consolidation guidance applicable to a variable interest entity (“VIE”). FAS 167 also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. FAS 167 also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. FAS 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE.
FAS 167 is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 167 on its financial condition and results of operations.
In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standard Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“FAS 168”) which establishes the Accounting Standards Codification (the “Codification”) and Securities Exchange Commission (“SEC”) interpretive releases as the sources for authoritative GAAP. The Codification will supersede all existing non-SEC accounting and reporting standards under GAAP effective July 1, 2009. The Codification is not intended to change existing GAAP. The Company does not anticipate that the adoption of FAS 168 will have a material impact on its financial condition and results of operations.
Note 2. Discontinued Operations
On September 8, 2008, the Company ceased operations of CRM and Eimar. Accordingly, the results of operations of CRM and Eimar are reported as loss from discontinued operations in the consolidated statements of operations and are excluded from our Fee-based Management Services segment.
CRM no longer has self-insured groups under management in New York. The administration of the claims for all of the New York self-insured groups was transferred to third party administrators appointed by the New York Workers’ Compensation Board, and in accordance with the terms of a settlement agreement entered into between CRM and the New York Workers’ Compensation Board, CRM surrendered its third-party administrator’s license in New York on September 8, 2008. The Company does not expect to derive any significant revenues from fee-based management services in New York currently or in the future and does not expect to incur any significant ongoing operating expenses, except for legal defense costs, in this component of fee-based management services. Furthermore, the surrendering of CRM’s administrator’s license prohibits CRM from actively engaging in this business in New York.
In conjunction with the voluntary termination of the New York self-insured groups, the Company has ceased the operations of Eimar, a provider of medical bill review and case management services, as historically, the majority of Eimar’s business was derived from these New York self-insured groups.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 2. Discontinued Operations, Continued
Results for discontinued operations were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Revenues	$(45)	$1,167	$(42)	$3,043
Expenses	386	3,445	687	7,744

Loss from discontinued operations before income taxes	$(431)	$(2,278)	$(729)	$(4,701)

Medical bill review services for Majestic and certain self-insured groups managed by CRM CA will be performed by the Company until the medical bill review function is transitioned to a third party medical bill review provider. This transition is expected to be complete during the third quarter of 2009. Management fees received for medical bill review of certain of the self-insured groups managed by CRM CA and compensation related expenses of the Company’s medical bill review staff are included in the results of the primary insurance segment effective October 1, 2008.
For the six months ended June 30, 2009, expenses primarily consisted of $0.6 million of legal defense costs related to the various CRM pending lawsuits as described in Note 12.
Note 3. Earnings per Share
Basic earnings per share is calculated using the weighted average number of common and Class B shares outstanding and excludes any dilutive effects of warrants, options and convertible securities. As of June 30, 2009 and 2008, there were 472 thousand and 464 thousand restricted shares outstanding, respectively, and no warrants, options or convertible securities outstanding during the periods ended June 30, 2009 and 2008.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 3. Earnings per Share, Continued
The following tables show the computation of the Company’s earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Net (loss) income from continuing operations (Numerator — Basic and diluted earnings per share from continuing operations)	$(2,096)	$4,633	$(10,280)	$11,193

Net (loss) from discontinued operations (Numerator — Basic and diluted earnings per share from discontinued operations)	(280)	(1,583)	(484)	(3,168)

Net (loss) income allocated to common shares (Numerator — Basic and diluted earnings per share)	$(2,376)	$3,050	$(10,764)	$8,025

Weighted-average basic shares outstanding (Denominator — basic earnings per share)	16,775	16,436	16,697	16,404
Dilutive effect of unvested shares	—	—	—	—

Weighted-average diluted shares outstanding (Denominator — diluted earnings per share)	16,775	16,436	16,697	16,404

Basic (loss) earnings per share from continuing operations	$(0.12)	$0.28	$(0.61)	$0.68
Diluted (loss) earnings per share from continuing operations	$(0.12)	$0.28	$(0.61)	$0.68

Basic loss per share from discontinued operations	$(0.02)	$(0.09)	$(0.03)	$(0.19)
Diluted loss per share from discontinued operations	$(0.02)	$(0.09)	$(0.03)	$(0.19)

Basic (loss) earnings per share	$(0.14)	$0.19	$(0.64)	$0.49
Diluted (loss) earnings per share	$(0.14)	$0.19	$(0.64)	$0.49
Diluted earnings per share is calculated assuming conversion of dilutive convertible securities and the exercise of all dilutive stock options and warrants using the treasury stock method. For the three and six months ended June 30, 2009, 364 thousand and 276 thousand restricted shares, respectively, were excluded from the computation of diluted earnings per share because their effects were anti-dilutive. For the three and six months ended June 30, 2008, 444 thousand and 415 thousand restricted shares, respectively, were excluded from the computation of diluted earnings per share because their effects were anti-dilutive.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 4. Investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s available-for-sale investments are shown in the tables below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of June 30, 2009	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)

U.S. Treasury securities	$68,982	$1,423	$82	$70,323
Government sponsored agency securities	24,810	909	13	25,706
Obligations of states and political subdivisions	81,409	2,834	—	84,243
Corporate and other obligations	59,295	1,281	387	60,189
Asset-backed obligations	9,042	173	102	9,113
Mortgage-backed obligations	46,776	142	40	46,878

Total investment securities, available-for-sale	$290,314	$6,762	$624	$296,452

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2008	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)

U.S. Treasury securities	$48,649	$2,576	$—	$51,225
Government sponsored agency securities	41,143	1,400	—	42,543
Obligations of states and political subdivisions	102,189	2,553	462	104,280
Corporate and other obligations	48,634	623	1,258	47,999
Asset-backed obligations	9,054	—	799	8,255
Mortgage-backed obligations	58,938	382	—	59,320

Total investment securities, available-for-sale	$308,607	$7,534	$2,519	$313,622

The amortized cost and estimated fair value of the Company’s available-for-sale investments at June 30, 2009 by contractual maturity are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009
	(Dollars in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$57,935	$58,720
Due after one year through five years	132,206	136,484
Due after five years through ten years	35,983	36,722
Due after ten years	8,372	8,535

	234,496	240,461

Mortgage and asset-backed	55,818	55,991

Total investment securities, available-for-sale	$290,314	$296,452

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 4. Investments, Continued
The following table sets forth the gross unrealized losses included in accumulated other comprehensive losses as of June 30, 2009 and December 31, 2008 related to available-for-sale fixed-maturity securities. The table segregates investments that have been in a continuous unrealized loss position for less than 12 months from those that have been in a continuous unrealized loss position for twelve months or longer.

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
As of June 30, 2009	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)

U.S. Treasury securities	$24,155	$82	$—	$—	$24,155	$82
Government sponsored agency securities	1,034	13	—	—	1,034	13
Corporate and other obligations	11,001	44	3,487	343	14,488	387
Asset-backed obligations	2,913	102	—	—	2,913	102
Mortgage-backed obligations	11,843	40	—	—	11,843	40

Total investment securities, available-for-sale	$50,946	$281	$3,487	$343	$54,433	$624

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
As of December 31, 2008	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
			(Dollars in thousands)

Obligations of states and political subdivisions	$7,496	$115	$3,868	$347	$11,364	$462
Corporate and other obligations	17,227	815	3,324	443	20,551	1,258
Asset-backed obligations	8,255	799	—	—	8,255	799

Total investment securities, available-for-sale	$32,978	$1,729	$7,192	$790	$40,170	$2,519

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 4. Investments, Continued
The Company adopted FASB Staff Position (FSP) FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”) effective June 15, 2009. FSP FAS 115-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss.
The Company is holding one fixed-maturity security issued by Lehman Brothers Holdings Inc. (“Lehman”) that was determined to be other-than-temporarily impaired. In September 2008, the Company recorded impairment charges on this investment as a result of Lehman’s bankruptcy filing. Consequently, the Company has determined that the other-than-temporary impairment was entirely due to credit loss and the adoption of FSP FAS 115-2 did not result in any cumulative-effect adjustment to the Company’s beginning retained earnings at April 1, 2009 or any material impact on its financial condition or results of operations.
The Company regularly evaluates its fixed income securities to determine whether impairment represents other-than-temporary declines in the fair value of the investments. Criteria considered during this process includes but is not limited to:
•	the current fair value as compared to the cost of the security;

•	degree and duration of the security’s fair value being below cost;

•	the Company’s intent not to sell, or more likely than not be required to sell the security for a sufficient time period for it to recover its value;

•	financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings;

•	credit quality and any downgrades of the security by a rating agency; and

•	nonpayment of scheduled interest payments.
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
In order to maximize after tax yields of the investment portfolio, the Company began liquidating its municipal bond portfolio in the second quarter of 2009. Proceeds from the liquidation are being reinvested in corporate fixed-maturity securities. As a result, the Company recorded gross realized gains of $0.6 million for the six months ended June 30, 2009. Realized losses included $0.1 million of impairment charges related to municipal securities that were determined to be other-than-temporarily impaired as the Company’s intent is to sell its remaining municipal bond securities.
The Company determined that the decline in fair value of its remaining available-for-sale investments is temporary based on the Company’s analysis of the securities, considering timing, liquidity, financial condition of the issuers, actual credit losses to date, severity of the impairment and the Company’s intent not to sell, or more likely than not be required to sell, the securities for a sufficient period of time for anticipated recovery.
Based upon changes in the investment environment and in order to protect its capital adequacy, the Company liquidated its equity securities portfolio during the second quarter of 2008. As a result, for the six months ended June 30, 2008, the Company recorded gross realized gains of $3.2 million and gross realized losses of $2.2 million, including losses on equity securities that historically were determined to be other-than-temporarily impaired.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 4. Investments, Continued
The sources of investment income from continuing operations were as follows:

	Six months ended June 30,
	2009	2008
	(Dollars in thousands)

Interest income on cash and cash equivalents	$39	$645
Interest income on fixed-maturity securities	5,670	4,857
Interest income on other investments	47	47
Dividends	—	239
Realized gains on investments	995	3,346
Realized losses on investments	(251)	(2,223)

Investment income before investment expenses	6,500	6,911
Investment expenses	(468)	(561)

Total investment income	$6,032	6,350

The Company’s available-for-sale and short-term investments with a fair value of $170.0 million and $146.4 million, at June 30, 2009 and December 31, 2008, respectively, were on deposit with various regulatory agencies as required by law. At June 30, 2009 and December 31, 2008, investments with a fair value of $0.8 million have been pledged as security under letter of credit facilities to secure reserves assumed under third party ceded quota share agreements.
Note 5. Fair Value of Financial Instruments
The Company adopted FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) effective June 15, 2009. FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (“FAS 107”), to require disclosures about fair value of financial instruments in interim financial statements, as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.
FAS 107 requires disclosure of fair value information about financial instruments for which it is practical to estimate such fair value. FAS 107 excludes certain insurance related financial assets and liabilities and all non-financial instruments. The adoption did not have a material effect on the Company’s consolidated financial condition and results of operations.
Fixed-maturity securities — Fair value disclosures have been categorized according to the fair value hierarchy prescribed under FASB Statement No. 157, Fair Value Measurements (“FAS 157”) within the “Fair Value Measurements” section below.
Short-term investments, investment in unconsolidated subsidiary and cash and cash equivalents — The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair value.
Premiums and accounts receivable and reinsurance payable — The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair value.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 5. Fair Value of Financial Instruments, Continued
Long-term debt and other secured borrowings — The carrying value and fair value of the Company’s long-term debt and other secured borrowings at June 30, 2009 were $44.1 million and $31.8 million, respectively. The fair value was estimated based on the average accepted price of successful tender offers for recent similar transactions of financial services companies.
Fair Value Measurement
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

The Company outsources its investment accounting services to a third party. The third party uses nationally recognized pricing services to estimate fair value measurements for its available-for-sale investment portfolio. These pricing services include FT Interactive Data, Hub Data, J. J. Kenny, Standard & Poors, Reuters and the Bloomberg Financial Market Services. The pricing services use market quotations for securities that have quoted prices in active markets. When quoted prices are unavailable, other significant observable inputs are used, such as pricing models or other financial analytical methods. To validate the techniques or models used by the pricing services, the Company compares the fair value estimates to its perception of the current market and challenges any prices deemed not to be representative of fair value.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 5. Fair Value of Financial Instruments, Continued
The following table presents the level within the fair value hierarchy at which the Company’s financial assets are measured on a recurring basis at June 30, 2009:

At June 30, 2009	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Available-for-sale investments:
Fixed maturity securities	$296,452	$70,323	$226,129	$—

Total	$296,452	$70,323	$226,129	$—

The Company applied the provisions of FAS 157 to nonfinancial assets and nonfinancial liabilities effective January 1, 2009. The provisions require nonfinancial assets and nonfinancial liabilities that are measured on a nonrecurring basis in periods subsequent to initial recognition to be classified and disclosed based on the three level hierarchy described above. No triggering events occurred for the six months ended June 30, 2009 that would require additional disclosure prescribed by applying the provisions of FAS 157 to nonfinancial assets and nonfinancial liabilities.
The Company adopted FSP FAS 157-4 Determining Fair Value When Volume and Level of Activity for the Assets or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly (“FSP FAS 157-4”) effective for periods after June 15, 2009. Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. The adoption of FSP 157-4 did not have a material effect on the Company’s consolidated financial condition and results of operations.
Note 6. Deferred Policy Acquisition Costs
Changes in deferred policy acquisition costs are as follows:

	Six months ended June 30,
	2009	2008
	(Dollars in thousands)

Balance at beginning of period	$1,084	$623
Policy acquisition costs deferred
Commissions	770	7,430
Premiums and federal excise taxes	1,850	2,044
Other	5,419	3,412

	8,039	12,886
Amortization of policy acquisition costs	(7,975)	(11,268)

Net change	64	1,618

Balance at end of period	$1,148	$2,241

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 7. Other Intangible Assets
The Company adopted FSP FAS 142-3 Determination of the Useful Life of Intangible Assets (“FAS 142-3”) effective January 1, 2009. FAS 142-3 amends the factors that an entity should consider in determining the useful life of a recognized intangible asset under FAS 142, Goodwill and Other Intangible Assets, to include the entity’s historical experience in renewing or extending similar arrangements, whether or not the arrangements have explicit renewal or extension provisions. The amendment may result in the useful life of an entity’s intangible asset differing from the period of expected cash flows that was used to measure the fair value of the underlying asset using the market participant’s perceived value.
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
Note 8. Losses and Loss Adjustment Expenses
Activity in the reserve for losses and loss adjustment expenses is as follows:

Six months ended June 30,	2009	2008
	(Dollars in thousands)

Gross liability beginning of period	$245,618	$188,848
Less reinsurance recoverable	(55,502)	(35,488)

Net liability at beginning of period	190,116	153,360

Incurred losses and LAE relating to:
Current year	34,858	49,758
Prior years	30	(8,370)

Total incurred losses and LAE	34,888	41,388

Paid losses and LAE relating to:
Current year	(4,100)	(5,209)
Prior years	(26,031)	(18,075)

Total paid losses and LAE	(30,131)	(23,284)

Net liability at end of period	194,873	171,464
Plus reinsurance recoverable	77,127	37,401

Gross liability at end of period	$272,000	$208,865

As a result of changes in estimates of insured events in prior years, the Company’s incurred losses and loss adjustment expenses on those prior years remained relatively unchanged for the six months ended June 30, 2009. Favorable development of $0.2 million attributable to the primary insurance segment was offset by unfavorable development of $0.2 million attributable to the reinsurance segment.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 8. Losses and Loss Adjustment Expenses, Continued
In our primary insurance segment during the six months ended June 30, 2009, Majestic experienced $0.2 million of net favorable development on prior accident years as compared to $5.0 million of net favorable development on prior accident years for the six months ended June 30, 2008.
Favorable development on primary insurance policies for the six months ended June 30, 2009 of $0.2 million was predominantly from accident years 2006 and 2007, somewhat offset by unfavorable development in accident year 2008. In addition, favorable development of $0.1 million resulted from the amortization of the difference between the fair value of losses and loss adjustment expenses at June 30, 2009 as compared to their stated value on the date of the acquisition of Majestic. This favorable development was offset by $0.1 million of unfavorable development from excess insurance policies. Favorable development on excess insurance policies underwritten in California was offset by unfavorable development on excess insurance policies underwritten in New York.
Management historically established reserves for losses and loss adjustment expenses at the actuary’s best estimate of expected outcomes for most assumed risks and at a higher, moderately conservative level for risks originating from excess insurance policies issued to self-insured groups in New York. Following the transfer of the claims administration of the New York self-insured groups, as discussed above in Note 2, the new third party administrators changed the underlying methodology used to establish reserves for losses and loss adjustment expenses which resulted in a significant increase in case reserves. In light of the new reserving methodology being used by the third party administrators of the New York self-insured groups during the first quarter of 2009, management determined that continuing to establish reserves for risks originating from excess insurance policies issued to self-insured groups in New York at a higher, moderately conservative level would lead to redundant reserves associated with these risks. Consequently, management now establishes reserves for losses and loss adjustment expenses originating from excess insurance policies issued to New York self-insured groups at the actuary’s best estimate. Unfavorable loss reserve development in prior accident years and the change in reserving methodology mitigated by the change from moderately conservative to best estimate resulted in unfavorable development from risks originating from the New York self-insured groups for the six months ended June 30, 2009.
Majestic recorded a $5.0 million of net favorable development on prior accident years for the six months ended June 30, 2008. Within that period, Majestic recorded a $5.0 million decrease in its estimated cost of settling claims as a result of favorable loss cost trends in California that resulted from the legislative reforms that were enacted in 2004.
The loss and loss adjustment expense ratio for Majestic for the six months ended June 30, 2009 was 79% as compared to 60% for the six months ended June 30, 2008. The current year losses and loss adjustment expense ratio was higher in 2009 as a result of an increase in losses and loss adjustment expenses for the 2009 accident year in California and New Jersey and the completion of premium audits which resulted in a return of premiums to policyholders.
In our reinsurance segment during the six months ended June 30, 2009, Twin Bridges experienced $0.2 million of net unfavorable development on prior accident years as compared to $3.4 million of favorable development for the six months ended June 30, 2008.
Similar to the 2008 accident year unfavorable development on primary insurance experienced by Majestic for the six months ended June 30, 2009, $0.4 million of unfavorable development was attributable to losses assumed by Twin Bridges under Majestic’s excess of loss treaty where unfavorable development in accident year 2008 was somewhat offset by favorable development in accident year 2007. In addition, $0.2 million of unfavorable development was attributable to losses assumed by Twin Bridges under the affiliate primary quota share. Finally, the unfavorable development on the primary reinsurance was somewhat offset by favorable development on quota share losses assumed from Majestic on excess insurance policies. Favorable loss reserve development from favorable loss cost trends on excess insurance policies issued to the self-insured entities in California was offset by unfavorable loss reserve development associated with the change in reserving methodology for the New York self-insured groups as described above.
For the six months ended June 30, 2008, Twin Bridges recognized $3.4 million of favorable development on prior accident years. Since Twin Bridges had limited historical experience, losses on excess policies were estimated based on industry data. Because of lower than industry average number of reported claims and other relevant business factors, Twin Bridges loss reserves were established at the actuary’s best estimate of expected outcomes for assumed risks originating in California, and at a higher, moderately conservative level for risks in other states. This determination has resulted in Twin Bridges recognizing favorable development in the six months ended June 30, 2008.
The loss and loss adjustment expense ratio for Twin Bridges for the six months ended June 30, 2009 was 85% compared to 48% for the six months ended June 30, 2008. The loss and loss adjustment expense ratios was higher in 2009 as a result of prior year reserve development and a higher loss ratio on the primary business assumed from Majestic.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 9. Insurance Activity
The Company’s financial statements reflect the effects of direct insurance and assumed and ceded reinsurance activity. The activities of Majestic are included in the Primary Insurance segment, and the activities of Twin Bridges are included in the Reinsurance segment. All inter-company transactions are eliminated upon consolidation.
A summary of direct insurance and ceded and assumed reinsurance transactions in the affected segment is as follows:

	For the three months ended June 30, 2009
	Primary
	Insurance	Reinsurance
	Segment	Segment	Eliminations	Consolidated
	(Dollars in thousands)

Written premiums
Direct	$38,835	$6	$—	$38,841
Assumed	1,668	2,547	(2,547)	1,668
Ceded	(19,603)	—	2,547	(17,056)

Net written premiums	$20,900	$2,553	$—	$23,453

Earned premiums
Direct	$37,171	$51	$—	$37,222
Assumed	1,667	2,215	(2,215)	1,667
Ceded	(18,537)	—	2,215	(16,322)

Net earned premiums	$20,301	$2,266	$—	$22,567

Losses and loss adjustment expenses
Direct	$31,717	$—	$—	$31,717
Assumed	1,039	1,447	(1,447)	1,039
Ceded	(16,399)	—	1,447	(14,952)

Net losses and loss adjustment expenses	$16,357	$1,447	$—	$17,804

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 9. Insurance Activity, Continued

	For the three months ended June 30, 2008
	Primary
	Insurance	Reinsurance
	Segment	Segment	Eliminations	Consolidated
	(Dollars in thousands)

Written premiums
Direct	$49,100	$—	$—	$49,100
Assumed	75	7,100	(7,100)	75
Ceded	(9,772)	—	7,100	(2,672)

Net written premiums	$39,403	$7,100	$—	$46,503

Earned premiums
Direct	$44,297	$45	$—	$44,342
Assumed	76	6,231	(6,231)	76
Ceded	(9,463)	(1)	6,231	(3,233)

Net earned premiums	$34,910	$6,275	$—	$41,185

Losses and loss adjustment expenses
Direct	$26,348	$168	$—	$26,516
Assumed	58	4,521	(4,550)	29
Ceded	(4,356)	(33)	4,550	161

Net losses and loss adjustment expenses	$22,050	$4,656	$—	$26,706

	For the six months ended June 30, 2009
	Primary
	Insurance	Reinsurance
	Segment	Segment	Eliminations	Consolidated
	(Dollars in thousands)

Written premiums
Direct	$78,792	$6	$—	$78,798
Assumed	1,718	5,679	(5,679)	1,718
Ceded	(39,960)	—	5,679	(34,281)

Net written premiums	$40,550	$5,685	$—	$46,235

Earned premiums
Direct	$74,826	$96	$—	$74,922
Assumed	1,718	4,482	(4,482)	1,718
Ceded	(37,413)	—	4,482	(32,931)

Net earned premiums	$39,131	$4,578	$—	$43,709

Losses and loss adjustment expenses
Direct	$64,916	$—	$—	$64,916
Assumed	1,076	3,909	(3,909)	1,076
Ceded	(35,013)	—	3,909	(31,104)

Net losses and loss adjustment expenses	$30,979	$3,909	$—	$34,888

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 9. Insurance Activity, Continued

	For the six months ended June 30, 2008
	Primary
	Insurance	Reinsurance
	Segment	Segment	Eliminations	Consolidated
	(Dollars in thousands)

Written premiums
Direct	$84,544	$—	$—	$84,544
Assumed	143	24,600	(24,600)	143
Ceded	(30,255)	—	24,600	(5,655)

Net written premiums	$54,432	$24,600	$—	$79,032

Earned premiums
Direct	$79,455	$131	$—	$79,586
Assumed	143	20,999	(20,999)	143
Ceded	(27,170)	(22)	20,999	(6,193)

Net earned premiums	$52,428	$21,108	$—	$73,536

Losses and loss adjustment expenses
Direct	$48,068	$108	$—	$48,176
Assumed	82	10,068	(10,097)	53
Ceded	(16,920)	(18)	10,097	(6,841)

Net losses and loss adjustment expenses	$31,230	$10,158	$—	$41,388

Note 10. Income Taxes
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
The Company has analyzed its filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN No. 48, “Accounting for Uncertainty in Income Taxes.”
In accordance with its accounting policy, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The Company did not incur any income tax related interest income, interest expense or penalties for the six months ended June 30, 2009 and 2008.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 10. Income Taxes, Continued
The income tax provision differs from the amount computed by applying the U.S. Federal income tax rate of 35% to income before taxes as a result of the following:

	Six months ended June 30,
	2009	2008
	(Dollars in thousands)

Theoretical Federal income tax from continuing operations at statutory rate of 35%	$(5,244)	$4,652
Tax-free Bermuda-domiciled loss (income)	661	(1,716)
Tax-exempt investment income	(519)	(582)
Share-based compensation	371	(20)
Other	31	(236)

Income tax (benefit) provision from continuing operations	$(4,700)	$2,098

Management believes that its net deferred tax asset will be fully realized as a result of the expectation of future taxable income and, therefore, has not established a valuation allowance with respect to such assets as of June 30, 2009 and December 31, 2008.
Note 11. Variable Interest Entity
The Company is a sponsor that has a significant variable interest in CRM USA Holdings Trust I (“Trust”). In connection with the financing of the acquisition of Embarcadero on November 14, 2006, CRM USA Holdings issued $36.1 million of junior subordinated debt obligations (“Junior Debt”) in exchange for $35.0 million in aggregate proceeds from the sale of Trust capital securities and $1.1 million of Trust common securities. The capital and common securities of the Trust, totaling $36.1 million, representing undivided beneficial ownership interests in the assets of the Trust, have no stated maturity and must be redeemed upon maturity of the corresponding series of Junior Debt securities which are the sole assets of the Trust.
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
Note 12. Contingencies
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
Note 12. Contingencies, Continued
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
New York Self-Insured Group Litigation
Compensation Risk Managers, LLC v. The Healthcare Industry Trust of New York, et al. On September 30, 2008, CRM received a copy of a letter addressed to its errors and omissions insurance carrier from the New York State Workers’ Compensation Board indicating its intention to initiate legal proceedings against CRM on behalf of eight self-insured groups previously administered by CRM as it relates to CRM’s actions while acting as the administrator and broker of record for the eight self-insured groups. The New York State Workers’ Compensation Board has indicated that it is investigating CRM’s administration of the self-insured groups, and upon information and belief, it is alleging that CRM breached certain duties to the self-insured groups and engaged in certain self-dealing and deceptive practices.
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
This litigation is in its early stages. On May 18, 2009, the New York State Workers’ Compensation Board filed a motion to dismiss CRM’s complaint, which CRM has opposed. The motion was submitted on August 7, 2009 to the Court for a decision.
In connection with the motion to dismiss, the New York State Workers’ Compensation Board advised CRM that it intends to commence a civil action against CRM and has entered into a retainer agreement with a private law firm to pursue the claims. To date, CRM has not been served with a lawsuit commenced by the New York State Workers’ Compensation Board.
RBG Management Corp. et al. v. Compensation Risk Managers, LLC, et al. In November 2008, RBG Management Corp., Red & White Markets, Inc., Doria Enterprises Inc. and Grace’s Marketplace Inc., all of which were former members of the Wholesale Retail Workers’ Compensation Trust of New York (“WRWCTNY”), sued CRM, WRWCTNY, certain officers of CRM, the Board of Trustees of WRWCTNY, and S.A.F.E., LLC, which is the successor third-party administrator for WRWCTNY, in the Supreme Court of the State of New York, New York County. The lawsuit seeks a declaratory judgment, in sum and substance, relieving the plaintiffs from any liabilities owed in relation to their previous membership in WRWCTNY and which arise primarily from recent assessment charges imposed on the plaintiffs. The lawsuit is also seeking damages arising from allegations that the defendants breached their fiduciary duties to the plaintiffs by failing to maintain adequate reserves and failing to properly determine an adequate level of reserves necessary to maintain the solvency of WRWCTNY.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 12. Contingencies, Continued
New York Self-Insured Group Litigation, Continued
This litigation is in its early stages. On March 12, 2009, CRM filed a motion to dismiss the complaint or, in the alternative, to consolidate the action in New York State Supreme Court, Dutchess County with the declaratory judgment action previously filed. The motion is currently pending before the court.
FS Kids LLC, et al. v. Compensation Risk Managers, LLC. On November 24, 2008, FS Kids, LLC, Mask Foods, Inc., Valu Home Centers, Inc., KBLM Foods, Inc., KDJB Foods, Inc., Gaige & Son Grocery, Inc., TJ’s Market, Inc., BB&T Supermarkets Inc., BNR-Larson, LLC, and Gift Express of New York, Inc., all of which were former members of WRWCTNY, on their own behalf and on behalf of all others similarly situated, sued CRM in New York Supreme Court, Erie County.
The lawsuit seeks class action certification and originally alleged that CRM: (1) breached its contract with WRWCTNY; (2) breached its duty of good faith and fair dealing owed to WRWCTNY; (3) breached its fiduciary duties owed to WRWCTNY; (4) was negligent in administering WRWCTNY; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages arising from the plaintiffs’ joint and several liability for the deficit of WRWCTNY which, as of September 30, 2007, was estimated by the New York State Workers’ Compensation Board at $19 million and from any unpaid claims of the plaintiffs’ injured employees in an amount presently undetermined.
This litigation is in its early stages. On January 20, 2009, CRM filed a motion to dismiss the complaint or, in the alternative, to consolidate the action in New York State Supreme Court, Dutchess County with the declaratory judgment action previously filed. The Court issued its decision on CRM’s motion to dismiss and/or consolidate on July 2, 2009, granting CRM’s requested relief in part and denying it in part. In its decision, the Court dismissed the plaintiffs’ causes of action for breach of fiduciary duty and negligence, but denied the rest of CRM’s requested relief, including consolidation with the pending declaratory judgment action. CRM’s answer to the plaintiffs’ complaint is due following entry of the court’s decision, and the matter will proceed to discovery.
Armstrong Brands, Inc., et al. v. Compensation Risk Managers, LLC. On March 6, 2009, Armstrong Brands, Inc., Metal Cladding, Inc., TREK, Inc., Petri Baking Products, Inc., Time Cap Laboratories, Inc., Custom Coatings, Inc., GPM Associates, LLC, d/b/a Forbes Products, PJR Industries, Inc., d/b/a Southside Precast Products, Lakeshore Metals, Inc. Duro-Shed, Inc., Tooling Enterprises, Inc. Northeast Concrete Products, Inc., d/b/a Concrete Building Supply and Superior Steel Studs, Inc., all of which were former members of Trade Industry Trust Workers’ Compensation Trust for Manufacturers (the “Trade Trust”), on their own behalf and on behalf of all others similarly situated, sued CRM in New York State Supreme Court, Erie County.
The lawsuit seeks class action certification and alleges that CRM: (1) breached its contract with the Trade Trust; (2) breached its duty of good faith and fair dealing owed to the Trade Trust; (3) breached its fiduciary duties owed to Trade Trust; (4) was negligent in administering the Trade Trust; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages (a) arising from the plaintiffs’ joint and several liability for the deficit of the Trade Trust which, as of December 31, 2006, was estimated by the New York State Workers’ Compensation Board at $4.9 million, (b) from any unpaid claims of the plaintiffs’ injured employees in an amount presently undetermined, (c) from potentially being liable for the costs of liquidation charged or to be charged by the WCB, and (d) from fees paid by the plaintiffs and the Trade Trust to CRM pursuant the service agreement between CRM and the Trade Trust. This litigation is in its early stages. CRM has until 30 days following entry of the decision on the motion to dismiss in the FS Kids, et al. v. Compensation Risk Managers, LLC case to respond to the plaintiffs’ complaint.
CRM intends to vigorously prosecute the declaratory judgment lawsuit and to defend the above lawsuits and any claims later asserted by the New York State Workers’ Compensation Board, the groups or their former members. If any matters are decided adversely to CRM, it may result in liability material to the Company’s financial condition or results of operations. These matters are in very preliminary stages and the Company cannot estimate what impact, if any, the litigation may have on its financial position, operating results or cash flows.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 12. Contingencies, Continued
New York Self-Insured Group Litigation, Continued
Elite Contractors Trust of New York Claim. In July 2009, the Company was contacted by an attorney representing the Elite Contractors Trust of New York (“ECTNY”) in connection with the service agreement between CRM and ECTNY. ECTNY believes that CRM has breached its service agreement with ECTNY by failing to provide claims administration services through the closure of all claims and consequently owes damages to ECTNY. CRM disagrees with ECTNY’s assertions and intends to vigorously contest ECTNY’s claim and any subsequent litigation that may arise.
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
New York State Workers’ Compensation Board Inspector General Subpoena
On or about January 9, 2009, Majestic’s underwriting department received a Subpoena Duces Tecum from the New York State Workers Compensation Board Office of the Fraud Inspector General. The subpoena requested production of various documents related to the issuance of excess workers’ compensation and general liability policies by Majestic to the Elite Contractors Trust of New York. On May 8, 2009, CRM Holdings and Twin Bridges received a Subpoena Duces Tecum from the New York State Workers’ Compensation Board Office of Fraud Inspector General. The subpoena requests production of various documents related to quota share agreements and a novation agreement between Twin Bridges, New York Marine and General Insurance Company and Majestic. The Subpoenas are entitled In the Matter of Compensation Risk Managers, LLC and have been assigned Inspector General Case No. 38839. To CRM’s knowledge, the Inspector General has not initiated any proceedings against CRM. The Company cannot estimate what impact, if any, this inquiry and any results from this inquiry may have on our financial position, operating results or cash flows.
Note 13. Segment Information
The Company operates as four reportable segments, Primary Insurance, Reinsurance, Fee-Based Management Services and Corporate and Other. As of September 30, 2008, the operations of CRM and Eimar are no longer included in the Fee-Based Management Services segment and are classified as discontinued operations. General corporate overhead expenses that were historically allocated to CRM and Eimar have been reclassified to the Corporate and Other segment for the three and six months ended June 30, 2008.
The Company evaluates each segment based on primary insurance premiums earned, reinsurance premiums earned, fees and commission income or investment income, as applicable, and expenses that are associated with, and directly related to, each segment. The determination for the Primary Insurance, Reinsurance and Fee-Based Management Services segments is based on the Company’s methodology for monitoring the performance of the primary insurance, reinsurance and self-insured group business operations. The Corporate and Other segment reflects investment income, selling, general and administrative expenses, investments, cash and cash equivalents and long-term debt that are not allocable to the three operating segments. Accounting policies of the segments are the same as those of the Company.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 13. Segment Information, Continued
Premiums earned by the Primary Insurance segment for the three months ended June 30, 2009 and 2008, respectively, include $2.2 million and $6.2 million of earned premiums ceded to the Reinsurance segment. Such ceded premiums reduce premiums earned in the Primary Insurance segment and increase premiums earned in the Reinsurance segment. Ceding commission income reported in underwriting expenses of the Primary Insurance segment for the three months ended June 30, 2009 and 2008, respectively, includes $0.6 million and $1.1 million from the Reinsurance segment. Such amounts are reflected in underwriting expenses of the Reinsurance segment.
Investment income of the Reinsurance segment for the three months ended June 30, 2009 and 2008, respectively, includes $0.3 million and $0.1 million of interest income on funds withheld by the Primary Insurance segment. Such amounts are reflected in interest expenses of the Primary Insurance segment.
Included in income of the Fee-Based Management Services segment and underwriting expenses of the Primary Insurance segment for the three months ended June 30, 2009 and 2008, respectively, are $0.1 million and $0.2 million of commissions paid by Majestic to CRM CA for excess policies placed with Majestic on behalf of the self-insured groups managed by CRM CA.
The following table sets forth the Company’s revenues, expenses, income before taxes and total assets from continuing operations by business segment. Total assets exclude $3.9 million and $7.2 million of assets from discontinued operations at June 30, 2009 and 2008, respectively.

	For the three months ended June 30, 2009
			Fee-Based
	Primary		Management	Corporate
	Insurance	Reinsurance	Services	and Other	Eliminations	Total
	(Dollars in thousands)

Revenues
Net premiums earned	$20,301	$2,266	$—	$—	$—	$22,567
Management fees	—	—	1,161	—	(100)	1,061
Investment income	2,690	385	(5)	22	(309)	2,783

Total revenues	22,991	2,651	1,156	22	(409)	26,411

Expenses
Underwriting expenses	19,878	2,096	—	—	(100)	21,874
Operating expenses	3,020	253	1,348	2,621	—	7,242
Interest expense	309	—	—	886	(309)	886

Total expenses	23,207	2,349	1,348	3,507	(409)	30,002

(Loss) income from continuing operations before taxes	$(216)	$302	$(192)	$(3,485)	$—	$(3,591)

Total assets	$465,257	$59,001	$4,724	$311,270	$(371,227)	$469,025

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 13. Segment Information, Continued

	For the three months ended June 30, 2008
			Fee-Based
	Primary		Management	Corporate
	Insurance	Reinsurance	Services	and Other	Eliminations	Total
	(Dollars in thousands)

Revenues
Net premiums earned	$34,910	$6,275	$—	$—	$—	$41,185
Management fees	—	—	2,149	—	(232)	1,917
Investment income	4,368	380	(1)	71	(112)	4,706

Total revenues	39,278	6,655	2,148	71	(344)	47,808

Expenses
Underwriting expenses	27,530	6,043	—	—	(232)	33,341
Operating expenses	2,827	316	3,086	765	—	6,994
Interest expense	112	—	—	924	(112)	924

Total expenses	30,469	6,359	3,086	1,689	(344)	41,259

Income (loss) from continuing operations before taxes	$8,809	$296	$(938)	$(1,618)	$—	$6,549

Total assets	$387,923	$57,278	$4,394	$317,499	$(365,602)	$401,492

Premiums earned by the Primary Insurance segment for the six months ended June 30, 2009 and 2008, respectively, include $4.5 million and $21.0 million of earned premiums ceded to the Reinsurance segment. Such ceded premiums reduce premiums earned in the Primary Insurance segment and increase premiums earned in the Reinsurance segment. Ceding commission income reported in underwriting expenses of the Primary Insurance segment for the six months ended June 30, 2009 and 2008, respectively, includes $1.2 million and $5.0 million from the Reinsurance segment. Such amounts are reflected in underwriting expenses of the Reinsurance segment.
Investment income of the Reinsurance segment for the six months ended June 30, 2009 and 2008, respectively, includes $0.6 million and $0.3 million of interest income on funds withheld by the Primary Insurance segment. Such amounts are reflected in interest expenses of the Primary Insurance segment.
Included in income of the Fee-Based Management Services segment and underwriting expenses of the Primary Insurance segment for the six months ended June 30, 2009 and 2008, respectively, are $0.2 million and $0.5 million of commissions paid by Majestic to CRM CA for excess policies placed with Majestic on behalf of the self-insured groups managed by CRM CA.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 13. Segment Information, Continued
The following table sets forth the Company’s revenues, expenses, income before taxes and total assets from continuing operations by business segment. Total assets exclude $3.9 million and $7.2 million of assets from discontinued operations at June 30, 2009 and 2008, respectively.

	For the six months ended June 30, 2009
			Fee-Based
	Primary		Management	Corporate
	Insurance	Reinsurance	Services	and Other	Eliminations	Total
	(Dollars in thousands)

Revenues
Net premiums earned	$39,131	$4,578	$—	$—	$—	$43,709
Management fees	—	—	2,898	—	(164)	2,734
Investment income	5,764	826	(9)	45	(594)	6,032

Total revenues	44,895	5,404	2,889	45	(758)	52,475

Expenses
Underwriting expenses	37,786	5,241	—	—	(164)	42,863
Operating expenses	9,558	581	2,942	9,725	—	22,806
Interest expense	594	—	—	1,786	(594)	1,786

Total expenses	47,938	5,822	2,942	11,511	(758)	67,455

Loss from continuing operations before taxes	$(3,043)	$(418)	$(53)	$(11,466)	$—	$(14,980)

Total assets	$465,257	$59,001	$4,724	$311,270	$(371,227)	$469,025

	For the six months ended June 30, 2008
			Fee-Based
	Primary		Management	Corporate
	Insurance	Reinsurance	Services	and Other	Eliminations	Total
	(Dollars in thousands)

Revenues
Net premiums earned	$52,427	$21,109	$—	$—	$—	$73,536
Management fees	—	—	4,296	—	(505)	3,791
Investment income	5,424	1,096	(2)	145	(313)	6,350

Total revenues	57,851	22,205	4,294	145	(818)	83,677

Expenses
Underwriting expenses	37,529	15,632	—	—	(505)	52,656
Operating expenses	7,826	535	4,673	2,820	—	15,854
Interest expense	313	—	—	1,876	(313)	1,876

Total expenses	45,668	16,167	4,673	4,696	(818)	70,386

Income (loss) from continuing operations before taxes	$12,183	$6,038	$(379)	$(4,551)	$—	$13,291

Total assets	$387,923	$57,278	$4,394	$317,499	$(365,602)	$401,492

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 14. Subsequent Events
2007 Employee Stock Purchase Program
On July 1, 2009, the Company suspended the 2007 Employee Stock Purchase Plan (“ESPP”). Employees of the Company purchased substantially all of the remaining shares authorized for issuance under the ESPP during the quarterly offering period ending June 30, 2009.
Reinsurance Coverage
Majestic purchases reinsurance to reduce its maximum potential loss on individual risks and to protect against possible catastrophes. Reinsurance does not legally discharge the ceding insurer from primary liability for the full amount due under the reinsured policies. However, the assuming reinsurer is fully obligated to indemnify the ceding company to the extent of the coverage ceded.
Excess of Loss Reinsurance. Majestic entered into a new excess of loss reinsurance treaty program effective July 1, 2009. Majestic’s previous excess of loss reinsurance program was terminated effective June 30, 2009. The new excess of loss reinsurance program covers losses incurred between July 1, 2009 and the date on which the reinsurance agreements are terminated. The excess of loss reinsurance program provides $69.5 million of reinsurance protection, per occurrence, for workers’ compensation losses in excess of a $500 thousand retention limit. Majestic retains liability for any amounts of losses and loss adjustment expenses that exceed $70.0 million up to the applicable statutory limit. Majestic has 10 reinsurers providing coverage, including: Axis Specialty Limited, Catlin Insurance Company, Dorinco Reinsurance Company, Endurance Specialty Insurance LTD., Hannover Rueckversicherung AG, Flagstone Re. Ltd., Munich Re America Corporation, Tokio Millennium Re Ltd., Validus Reinsurance, Ltd., various Lloyd’s syndicates, and Twin Bridges, the Company’s Bermuda-based reinsurance subsidiary. Twin Bridges’ has a 2.75% participation level in the excess of loss treaty for the loss and loss adjustment expenses in excess of $2.0 million, per occurrence, up to $5.0 million.
Quota Share Reinsurance. Majestic entered into a 43% ceded quota share agreement effective July 1, 2009, of which 80% has been placed with participating reinsurers. The agreement is effective for new and renewal primary insurance policies issued by Majestic on or after July 1, 2009 through June 30, 2010. Under this 43% ceded quota share agreement, the participating reinsurers assume their pro-rata share of the first $500 thousand of losses and loss adjustment expenses from any single occurrence under Majestic’s primary insurance policies and Majestic, in turn, cedes the applicable percentage of premiums to the participating reinsurers. The agreement limits the ceded premiums on primary workers’ compensation business written in New York to $10.0 million. The agreement allows Majestic the option to decrease the percentage ceded to the participating reinsurers on the first day of each calendar quarter, although the percentage cannot be reduced below 21.5%. The participating reinsurers’ losses are capped at 130% of the premiums ceded by Majestic.
Majestic receives a 25% provisional ceding commission on all ceded premiums under the agreement to cover Majestic’s costs associated with the policies, including dividends, commissions, taxes, assessments and all other expenses other than allocated loss adjustment expenses. If Majestic’s loss ratio is greater than 72.5%, then Majestic’s ceding commission decreases by 0.75% for each 1% increase in Majestic’s loss ratio, with a minimum 22.0% ceding commission received at a 76.5% loss ratio. If Majestic’s loss ratio is less than 72.5%, then Majestic’s ceding commission increases by 0.75% for each 1% decrease in Majestic’s loss ratio, with a maximum 27.25% ceding commission received at a 69.5% loss ratio.
Currently, 80% of the quota share reinsurance agreement has been placed with two participating reinsurers, Aspen Re and Axis Specialty, Ltd. Aspen Re and Axis Specialty, Ltd. have each agreed to assume a 40% pro-rata share of the 43% ceded quota share agreement. The remaining 20% of the quota share agreement has not been placed with any participating reinsurers, and Majestic will remain responsible for those losses.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 14. Subsequent Events, Continued
Reinsurance Coverage, Continued
In addition to the 43% ceded quota share agreement, Majestic entered into a 15% ceded quota share agreement with Max Re, Ltd. (“Max Re”) effective July 1, 2009. Majestic’s previous 40% ceded quota share agreement with Max Re effective July 1, 2008 was terminated effective June 30, 2009, except as to policies in-force as of that date. Under the new 15% ceded quota share agreement, Max Re assumes 15% of the first $500 thousand of losses and loss adjustment expenses from any single occurrence under Majestic’s primary insurance policies and Majestic cedes 15% of the applicable premiums to Max Re. The reinsurance agreement excludes coverage for workers’ compensation business written by Majestic in New York. The agreement allows Majestic the option to decrease the percentage ceded to Max Re on the first day of each calendar quarter, although the percentage cannot be reduced below 5%. Max Re’s losses are capped at 150% of the premiums ceded by Majestic. Majestic receives a 25.75% ceding commission on all ceded premiums to cover Majestic’s costs associated with the policies, including dividends, commissions, taxes, assessments and all other expenses other than allocated loss adjustment expenses. The agreement is effective for losses incurred and premiums earned by Majestic for new and renewal primary insurance policies issued by Majestic on or after July 1, 2009 through June 30, 2010.

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
Our Insureds’ Payroll Levels. Our primary insurance premiums are ultimately determined by the policyholder’s aggregate payroll. In light of the current recession, during the end of 2008 and in 2009, we have seen a rise in unemployment in the U.S., and as a result, we are experiencing a downward trend in the payroll levels of our insureds. Consequently, this downward trend in payrolls has resulted in a downward trend of our net earned premiums. Until unemployment declines, we may continue to experience a downward trend in our insureds’ payrolls and our net earned premiums. To the extent that payroll levels on insureds’ policies continue to decline as a result of the recession, our actual premiums earned may be less than expected.
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
In March 2009, the Workers’ Compensation Insurance Rating Bureau of California (“WCIRB”), an industry-backed private organization that provides statistical analysis, submitted a pure premium rate filing to the California Insurance Commissioner recommending a 23.7% increase in advisory pure premium rates for policies written on or after July 1, 2009. The WCIRB’s recommendation was based, in part, on its evaluation of the industry’s loss and loss adjustment expense experience as of December 31, 2008. The WCIRB’s recommendation was also based on expected cost increases arising from two recent and significant Workers’ Compensation Board of Appeals decisions that affect the 2004 legislative reforms, although the cases are currently under reconsideration. On July 8, 2009, the California Insurance Commissioner rejected the WCIRB’s recommended rate increase, citing evidence that self-insured employers have been able to reduce overall workers’ compensation costs. The California Insurance Commissioner’s decision is advisory only and insurance companies may choose whether or not to adopt the new rates.

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
Investment Income. Our investment income is dependent upon the average invested assets in our portfolio and the yield that we earn on those invested assets. Our investment yield depends on market interest rates and the credit quality and maturity period of our invested assets. In addition, we realize capital gains or losses on sales of investments and realize losses on impairment of other-than-temporary investments as a result of changing market conditions, including changes in market interest rates and changes in the credit quality of our invested assets.
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

Income Taxes. CRM USA Holdings and its subsidiaries are subject to U.S. federal, state and local income taxes. CRM Holdings and Twin Bridges have each received an undertaking from the Bermuda government exempting each company from all tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax until March 28, 2016.
Critical Accounting Policies and Estimates
We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the three and six months ended June 30, 2009 and 2008. We believe that the accounting policies set forth in the Notes to our Consolidated Financial Statements and “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements. Effective June 15, 2009, we adopted FSP FAS 115-2 related to recognizing credit related other-than-temporary impairments on debt securities.

Results of Operations
Consolidated Results

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)

Revenues
Net premiums earned	$22,567	$41,185	$43,709	$73,536
Fee-based management services	1,061	1,917	2,734	3,791
Investment income	2,783	4,706	6,032	6,350

Total revenues	26,411	47,808	52,475	83,677

Expenses
Losses and loss adjustment expenses	17,804	26,706	34,888	41,388
Policy acquisition costs	4,070	6,635	7,975	11,268
Fees paid to general agents and brokers	504	2,190	1,185	2,938
Selling, general and administrative expenses	6,738	4,804	21,621	12,916
Interest expense	886	924	1,786	1,876

Total expenses	30,002	41,259	67,455	70,386

(Loss) income from continuing operations before income taxes	(3,591)	6,549	(14,980)	13,291
Tax (benefit) provision from continuing operations	(1,495)	1,916	(4,700)	2,098

(Loss) income from continuing operations	(2,096)	4,633	(10,280)	11,193

Loss from discontinued operations before income taxes	(431)	(2,278)	(729)	(4,701)
Tax benefit from discontinued operations	(151)	(695)	(245)	(1,533)

Loss on discontinued operations	(280)	(1,583)	(484)	(3,168)

Net (Loss) Income	$(2,376)	$3,050	$(10,764)	$8,025

(Loss) earning per share from continuing operations
Basic	$(0.12)	$0.28	$(0.61)	$0.68
Fully diluted	$(0.12)	$0.28	$(0.61)	$0.68

Loss per share from discontinued operations
Basic	$(0.02)	$(0.09)	$(0.03)	$(0.19)
Fully diluted	$(0.02)	$(0.09)	$(0.03)	$(0.19)
Consolidated Results of Operations Three Months Ended June 30, 2009 and 2008
Total Revenues. Consolidated total revenues decreased $21.4 million, or 45%, to $26.4 million for the three months ended June 30, 2009, from $47.8 million for the three months ended June 30, 2008. The decrease in total revenues was primarily due to an $18.6 million decrease in our consolidated net premiums earned, a $1.9 million decrease in net investment income and a $0.9 million decrease in revenues from our fee-based management services for the three months ended June 30, 2009 as compared to 2008.

Total Expenses. Consolidated total expenses decreased $11.3 million, or 27%, to $30.0 million for the three months ended June 30, 2009, from $41.3 million for the three months ended June 30, 2008. The decrease was primarily attributable to an $8.9 million decrease in our loss and loss adjustment expenses in our primary and reinsurance segments, a $2.6 million decrease in policy acquisition costs in our primary and reinsurance segments, and a $1.7 million decrease in fees paid to general agents and brokers in our fee-based management services segment for the three months ended June 30, 2009 as compared to 2008. These decreases were somewhat offset by increased selling, general administrative expenses in our corporate and other segment. Certain general corporate overhead expenses that were allocated to the primary insurance segment for the three months ended June 30, 2008 were retained within the corporate segment for the three months ended June 30, 2009.
(Loss) Income from Continuing Operations before Taxes. Loss from continuing operations before taxes was $3.6 million for the three months ended June 30, 2009, as compared to income from continuing operations before taxes of $6.5 million for the same period last year. The decrease in income from continuing operations is primarily attributable to decreased operating profit in our primary insurance segment and increased selling, general and administrative expenses in our corporate and other segment, somewhat offset by decreased operating losses in our fee-based management services segment.
Provision for Income Taxes. We recorded an income tax benefit from continuing operations of $1.5 million for the three months ended June 30, 2009, compared to a $1.9 million income tax provision for the three months ended June 30, 2008. Our income tax benefit/provision represented the net income tax benefit/provision on taxable income of our U.S. domiciled subsidiaries that are included in continuing operations. CRM Holdings and Twin Bridges, our Bermuda domiciled subsidiaries, are not subject to U.S. income taxation.
The income tax benefit for the three months ended June 30, 2009 included a current tax provision of $0.9 million and a deferred tax benefit of $2.4 million. The deferred tax benefit of $2.4 million included $1.9 million of net operating loss carry forward as well as the impact of temporary differences from net loss reserves, unearned premiums reserves and deferred policy acquisition costs being reported differently for financial statement purposes than for federal income tax purposes.
The income tax provision for the three months ended June 30, 2008 included a current tax provision of $1.8 million and a deferred tax provision of $0.1 million. The current tax provision was primarily due to tax impact of operating income in our primary insurance segment, offset by tax impact of operating losses of CRM USA Holdings and our fee-based management services segment. The deferred tax provision of $0.1 million was primarily due to temporary differences from net loss reserves, unearned premium reserves and deferred policy acquisition costs being reported differently for financial statement purposes than for federal income tax purposes.
Discontinued Operations. We recorded net losses of $0.3 million and $1.6 million on discontinued operations for the three months ended June 30, 2009 and 2008, respectively. As of September 8, 2008, we ceased to manage self-insured groups in New York and consequently stopped providing fee-based management services to those self-insured groups. In addition, we have ceased providing medical bill review and case management services to self-insured groups and third party clients in New York. Accordingly, the results of CRM and Eimar, which were historically reported in the fee-based management services segment, have been reclassified to discontinued operations. For the three months ended June 30, 2009, we recorded $0.4 million of legal defense costs related to various pending lawsuits as described in “Part II. Other Information — Item 1. Legal Proceedings.”
Net (Loss) Income. Consolidated net loss for the three months ended June 30, 2009 was $2.4 million compared to net income of $3.1 million for the three months ended June 30, 2008. Decreases in the net income of our primary insurance, reinsurance and fee-based management services segments were somewhat offset by decreased net losses of our discontinued operations.
Consolidated Results of Operations Six Months Ended June 30, 2009 and 2008
Total Revenues. Consolidated total revenues decreased $31.2 million, or 37%, to $52.5 million for the six months ended June 30, 2009, from $83.7 million for the six months ended June 30, 2008. The decrease in total revenues was due to a $29.8 million decrease in our consolidated net premiums earned, a $1.1 million decrease in revenues from our fee-based management services segment, and a $0.3 million decrease in our net investment income for the six months ended June 30, 2009 as compared to 2008.

Total Expenses. Consolidated total expenses decreased $2.9 million, or 4%, to $67.5 million for the six months ended June 30, 2009, from $70.4 million for the six months ended June 30, 2008. The decrease was primarily attributable to a $6.2 million decrease in loss and loss adjustment expenses in our reinsurance segment, a $4.1 million decrease in policy acquisition costs in our reinsurance segment and a $1.8 million decrease in fees paid to general agents and brokers. These decreases were somewhat offset by $5.3 million in severance expenses related to our former co-chief executive officers recorded in our corporate and other segment, a $1.0 million increase in the allowance for uncollectible premiums in our primary insurance segment, a $1.0 million increase in assessment expenses in our primary insurance segment and increased selling, general and administrative expenses in our corporate and other segment. Certain general corporate overhead expenses that were allocated to the primary insurance segment for the six months ended June 30, 2008 were retained within the corporate segment for the six months ended June 30, 2009.
(Loss) Income from Continuing Operations before Taxes. Loss from continuing operations before taxes was $10.3 million for the six months ended June 30, 2009, as compared to income from continuing operations before taxes of $11.2 million for the same period last year. The decrease in income from continuing operations is primarily attributable to decreased operating results in our primary insurance and reinsurance segments and increased selling, general and administrative expenses in our corporate and other segment.
Provision for Income Taxes. We recorded an income tax benefit from continuing operations of $4.7 million for the six months ended June 30, 2009, compared to a $2.1 million income tax provision for the six months ended June 30, 2008. Our income tax benefit/provision represented the net income tax benefit/provision on taxable income of our U.S. domiciled subsidiaries that are included in continuing operations. CRM Holdings and Twin Bridges, our Bermuda domiciled subsidiaries, are not subject to U.S. income taxation.
The income tax benefit for the six months ended June 30, 2009 included a current tax benefit of $2.0 million and a deferred tax benefit of $2.7 million. The deferred tax benefit of $2.7 million includes $1.9 million of net operating loss carry forward as well as the impact of temporary differences from net loss reserves, unearned premiums reserves and deferred policy acquisition costs being reported differently for financial statement purposes than for federal income tax purposes.
The income tax provision for the six months ended June 30, 2008 included a current tax provision of $1.6 million and a deferred tax provision of $0.5 million. The current tax provision was primarily due to the tax impact of operating income in our primary insurance segment offset by the tax impact of operating losses of CRM USA Holdings and our fee-based management services segment. The deferred tax expense of $0.5 million was primarily due to temporary differences from net loss reserves, unearned premium reserves and deferred policy acquisition costs being reported differently for financial statement purposes than for federal income tax purposes.
Discontinued Operations. We recorded net losses of $0.5 million and $3.2 million on discontinued operations for the six months ended June 30, 2009 and 2008, respectively. As of September 8, 2008, we ceased to manage self-insured groups in New York and consequently stopped providing fee-based management services to those self-insured groups. In addition, we have ceased providing medical bill review and case management services to self-insured groups and third party clients in New York. Accordingly, the results of CRM and Eimar, which were historically reported in the fee-based management services segment, have been reclassified to discontinued operations. For the six months ended June 30, 2009, we recorded $0.6 million of legal defense costs related to various pending lawsuits as described in “Part II. Other Information Item 1 Legal Proceedings.”
Net (Loss) Income. Consolidated net loss for the six months ended June 30, 2009 was $10.8 million compared to net income of $8.0 million for the six months ended June 30, 2008. Decreases in the net income of our primary insurance and reinsurance segments, and an increase in the net loss of our corporate and other segment were somewhat offset by a decreased net loss in our discontinued operations.

Primary Insurance Segment

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)

Revenues
Net premiums written	$20,900	$39,403	$40,550	$54,432

Net premiums earned	20,301	34,910	39,131	52,427
Investment income	2,690	4,368	5,764	5,424

Total revenues	22,991	39,278	44,895	57,851

Expenses
Losses and loss adjustment expenses	16,356	22,050	30,980	31,230
Policy acquisition costs	3,522	5,480	6,806	6,299
Selling, general and administrative expenses	3,020	2,827	9,558	7,826
Interest expense	309	112	594	313

Total Expenses	23,207	30,469	47,938	45,668

(Loss) income from continuing operations before income taxes	$(216)	$8,809	$(3,043)	$12,183

GAAP Combined Ratio
Loss and loss adjustment expense ratio(1)	80.6%	63.2%	79.2%	59.6%
Underwriting expense ratio(2)	31.3%	21.1%	40.4%	25.9%
GAAP combined ratio(3)	111.9%	84.3%	119.6%	85.5%

(1)	The loss and loss adjustment ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned.

(2)	The underwriting expense ratio is calculated by dividing underwriting and certain other operating costs, commissions and salaries and benefits by the current year’s net premiums written.

(3)	The GAAP combined ratio is the sum of the loss and loss adjustment expense ratio and the net underwriting expense ratio.
Primary Insurance Segment Results of Operations Three Months Ended June 30, 2009 and 2008
Net Premiums Earned. Net premiums earned decreased $14.6 million, or 42%, to $20.3 million for the three months ended June 30, 2009, from $34.9 million for the three months ended June 30, 2008. During the three months ended June 30, 2009, net earned premiums on primary policies decreased by $14.3 million and net earned premiums on excess policies decreased by $0.3 million as compared to the three month ended June 30, 2008.
Geographically, our net premiums earned were:

	Three months ended June 30,
	2009		2008
	(Dollars in thousands)
California	$12,554	62%	$20,651	59%
New York/New Jersey	6,920	34%	13,303	38%
Others	827	4%	956	3%

Total	$20,301	100%	$34,910	100%

The decrease in net earned premiums on primary policies was principally attributable to a third party quota share agreement whereby Majestic ceded 40% of its applicable premiums to a third party reinsurer for the three months ended June 30, 2009. There was no third party quota share agreement in place for the three months ended June 30, 2008.
The decrease in net earned premiums on primary policies was also attributable to reduced payroll levels of our insureds. California, most notably, continued to experience lower payrolls in the current year and a return of premium on prior year’s policies following completion of the insureds’ payroll-based premium audits. In addition, underwriting actions taken on our New York primary insurance business resulted in reduced net earned premiums from New York in the second quarter of 2009 as compared to the second quarter of 2008. The principal factors contributing to lower net earned premiums on excess policies were a reduction in both policy count and reported payrolls.
Net Investment Income. Net investment income decreased $1.7 million, or 38%, to $2.7 million for the three months ended June 30, 2009, from $4.4 million for the three months ended June 30, 2008. This decrease was primarily attributable to lower recorded gains on our available-for-sale portfolio. During the three months ended June 30, 2009, we recorded $0.5 million of gains resulting from the liquidation of our municipal bond portfolio as described in “Item 1. Financial Statements — Notes to Consolidated Financial Statements — Note 5. Investments,” for the three months ended June 30, 2009, as compared to $2.1 million of recorded gains resulting from the liquidation of our equity securities during the three months ending June 30, 2008.
Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses decreased $5.7 million, or 26%, to $16.4 million for the three months ended June 30, 2009, from $22.1 million for the three months ended June 30, 2008. This decrease was primarily attributable to the third party quota share that was in place for the three months ended June 30, 2009 whereby Majestic ceded 40% of the first $500 thousand of losses and loss adjustment expenses under Majestic’s primary insurance policies. There was no third party quota share agreement in place for the three months ended June 30, 2008.
During the three months ended June 30, 2009, Majestic experienced $0.8 million of net favorable development on prior accident years as compared to $1.6 million of net favorable development on prior accident years for the three months ended June 30, 2008.
Favorable development of $0.8 million for the three months ended June 30, 2009 was predominantly from accident years 2006 and 2007, somewhat offset by unfavorable development in accident year 2008. Of the favorable development, $0.7 million was attributable to a decrease in reserves for Majestic’s primary insurance business and $0.6 million was attributable to a decrease in reserves for the United States Longshore and Harbor Workers’ business that we voluntarily ceased writing in 2007. This favorable development was offset by $0.6 million of unfavorable development from excess policies predominantly underwritten in California for which estimated average cost per claim increased.
Within the three months ended June 30, 2008, Majestic recorded a $1.6 million decrease in its estimated cost of settling claims as a result of favorable loss cost trends in California that resulted from the legislative reforms that were enacted in 2004. Losses in Majestic’s excess workers compensation business developed better than expected, as losses above the self-insured retentions did not emerge as expected.
The losses and loss adjustment expense ratio for Majestic for the three months ended June 30, 2009 was 81% as compared to 63% for the three months ended June 30, 2008. Excluding prior year development, Majestic’s losses and loss adjustment expense ratio was 84% for the three months ended June 30, 2009 and 68% for the three months ended June 30, 2008. The current year losses and loss adjustment expense ratio was higher in 2009 as a result of an increase in losses and loss adjustment expenses for the 2009 accident year in California and New Jersey and the completion of premium audits which resulted in a return of premiums to policyholders.
We have established loss reserves for our primary insurance segment at June 30, 2009 that are based upon our current best estimate of loss costs. Loss reserves do not represent an exact calculation of liability, but instead represent management’s best estimates, generally utilizing actuarial expertise and projection techniques, at a given accounting date. Reserves for losses and loss adjustment expenses are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. The methods for making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any adjustments are reflected in current operations. For additional information regarding our reserves for losses and loss adjustment expenses, our processes for establishing the reserves and the risks associated therewith, see our Annual Report on Form 10-K for the year ended December 31, 2008 under the headings “Item 1. Business — Primary Insurance Segment — Reserves for Losses and Loss Adjustment Expenses,” “Item 1A. Risk Factors — Our loss reserves are based on estimates and may be inadequate to cover our losses,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Reserve for Losses and Loss Adjustment Expenses.”

Policy Acquisition Costs. Policy acquisition costs decreased $2.0 million, or 36%, to $3.5 million for the three months ended June 30, 2009, from $5.5 million for the three months ended June 30, 2008. This decrease was primarily attributable to an increase in ceding commission income on premiums ceded under the third party quota share during the three months ended June 30, 2009, as discussed above in “Primary Insurance Segment Results of Operations Three Months Ended June 30, 2009 and 2008 — Net Premiums Earned.”
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.2 million, or 7%, to $3.0 million for the three months ended June 30, 2009, from $2.8 million for the three months ended June 30, 2008. A $1.5 million decrease in the general corporate overhead expenses allocated from our corporate and other segment to the primary insurance segment in the three months ended June 30, 2009, as described below in “Corporate and Other Segment Results of Operations Three Months Ended June 30, 2009 and 2008,” was somewhat mitigated as the three months ended June 30, 2008 included the reversal of $1.0 million of prior year guarantee fund assessments.
The underwriting expense ratios for our primary insurance segment for the three months ended June 30, 2009 and 2008 were 31% and 21%, respectively.
Interest Expense. Interest expense increased $0.2 million to $0.3 million for the three months ended June 30, 2009, from $0.1 million for the three months ended June 30, 2008. Increased balances provided by Twin Bridges as collateral for unpaid ceded liabilities under reinsurance agreements resulted in higher intercompany interest expense for the three months ended June 30, 2009 as compared to June 30, 2008.
(Loss) Income from Continuing Operations before Income Taxes. Loss from continuing operations before income taxes attributable to the primary insurance segment for the three months ended June 30, 2009 was $0.2 million, compared to income from continuing operations before income taxes of $8.8 million for the three months ended June 30, 2008. The decrease in net income to net loss for the three months ended June 30, 2009 as compared to June 30, 2008 is principally attributed to lower net earned premiums and net investment income, somewhat offset by decreases in losses and loss adjustment expenses and policy acquisition costs.
Primary Insurance Segment Results of Operations Six Months Ended June 30, 2009 and 2008
Net Premiums Earned. Net premiums earned decreased $13.3 million, or 25%, to $39.1 million for the six months ended June 30, 2009, from $52.4 million for the six months ended June 30, 2008. During the six months ended June 30, 2009, net earned premiums on primary policies decreased by $12.7 million and net earned premiums on excess policies decreased by $0.6 million as compared to the six months ended June 30, 2008.
Geographically, our net premiums earned were:

	Six months ended June 30,
	2009		2008
	(Dollars in thousands)
California	$23,723	61%	$32,594	62%
New York/New Jersey	13,451	34%	18,085	34%
Others	1,957	5%	1,748	4%

Total	$39,131	100%	$52,427	100%

The decrease in net earned premiums for the six months ended June 30, 2009 as compared to June 30, 2008 is primarily attributable to the factors discussed above in “Primary Insurance Segment Results of Operations Three Months Ended June 30, 2009 and 2008 — Net Premiums Earned.” Under the third party quota share agreement, Majestic ceded 40% of its applicable premiums, after excess reinsurance, to a third party reinsurer, for the six months ended June 30, 2009. While there was no third party quota share agreement in place for the six months ending June 30, 2008, there was an affiliate quota share agreement in place for the three months ended March 31, 2008 whereby Majestic ceded 40% of its applicable premiums, after excess reinsurance, to Twin Bridges. This internal quota share agreement was modified April 1, 2008 and the cession percentage effective for the three months ended June 30, 2008 was reduced to 5% and is effective through June 30, 2009.

The impact of the quota share agreements, reduced payrolls, and non renewal of certain risks in New York resulted in lower primary insurance net earned premiums year-over-year. These decreases were somewhat offset by higher net earned premiums as a result of growth in New Jersey and Florida. The principal factors contributing to lower net earned premiums on excess policies were a reduction in both policy count and reported payrolls.
Net Investment Income. Net investment income increased $0.4 million, or 6%, to $5.8 million for the six months ended June 30, 2009, from $5.4 million for the six months ended June 30, 2008. This increase was primarily attributable to increased fixed-income and short-term investments holdings which resulted in higher investment income year-over-year. This increase was somewhat offset by lower realized gains on our available-for-sale portfolio for the six months ended June 30, 2009 as compared to June 30, 2008, as discussed above in “Primary Insurance Segment Results of Operations Three Months Ended June 30, 2009 and 2008 — Net Investment Income.”
Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses decreased $0.2 million, or 1%, to $31.0 million for the six months ended June 30, 2009, from $31.2 million for the six months ended June 30, 2008.
During the six months ended June 30, 2009, Majestic experienced $0.2 million of net favorable development on prior accident years as compared to $5.0 million of net favorable development on prior accident years for the six months ended June 30, 2008. Favorable development on the primary policies of $0.2 million was predominantly from accident years 2006 and 2007, somewhat offset by unfavorable development in accident year 2008. In addition, favorable development of $0.1 million was as a result of the amortization of the difference between the fair value of losses and loss adjustment expenses at June 30, 2009 as compared to their stated value on the date of the acquisition of Majestic. This favorable development was somewhat offset by $0.1 million of unfavorable development from excess policies. Unfavorable development on excess insurance policies underwritten in New York were somewhat offset by favorable development on excess insurance policies underwritten in California.
Management historically established reserves for losses and loss adjustment expenses at the actuary’s best estimate of expected outcomes for most assumed risks and at a higher, moderately conservative level for risks originating from excess insurance policies issued to self-insured groups in New York. Following the transfer of the claims administration of the New York self-insured groups, as discussed above in Note 2 of the Consolidated Financial Statements in Item 1, the new third party administrators changed the underlying methodology used to establish reserves for losses and loss adjustment expenses which resulted in a significant increase in case reserves. In light of the new reserving methodology being used by the third party administrators of the New York self-insured groups, during the first quarter of 2009, management determined that continuing to establish reserves for risks originating from excess insurance policies issued to self-insured groups in New York at a higher, moderately conservative level would lead to redundant reserves associated with these risks. Consequently, management now establishes reserves for losses and loss adjustment expenses originating from excess insurance policies issued to New York self-insured groups at the actuary’s best estimate. For the six months ended June 30, 2009, unfavorable loss reserve development in prior accident years, including the change in reserving methodology, mitigated by the change from moderately conservative to best estimate, resulted in $1.0 million of estimated unfavorable development from risks originating from the New York self-insured groups.
For the six months ended June 30, 2008, Majestic recorded a $5.0 million decrease in its estimated cost of settling claims as a result of favorable loss cost trends in California that resulted from the legislative reforms that were enacted in 2004. We established loss reserves at June 30, 2008 that were based upon our current best estimate of loss costs, taking into consideration data that suggested that both paid losses and incurred losses were trending favorably.
The losses and loss adjustment expense ratio for Majestic for the six months ended June 30, 2009 was 79% as compared to 60% for the six months ended June 30, 2008. Excluding prior year development, Majestic’s losses and loss adjustment expense ratio was 80% for the three months ended June 30, 2009 and 69% for the three months ended June 30, 2008. The current year losses and loss adjustment expense ratio was higher in 2009 as a result of an increase in losses and loss adjustment expenses for the 2009 accident year in California and New Jersey and the completion of premium audits which resulted in a return of premiums to policyholders.
We have established loss reserves for our Primary Insurance segment at June 30, 2009 that are based upon our current best estimate of loss costs. Loss reserves do not represent an exact calculation of liability, but instead represent management’s best estimates, generally utilizing actuarial expertise and projection techniques, at a given accounting date. Reserves for losses and loss adjustment expenses are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. The methods for making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any adjustments are reflected in current operations. For additional information regarding our reserves for losses and loss adjustment expenses, our processes for establishing the reserves and the risks associated therewith, see our Annual Report on Form 10-K for the year ended December 31, 2008 under the headings “Item 1. Business — Primary Insurance Segment — Reserves for Losses and Loss Adjustment Expenses,” “Item 1A. Risk Factors — Our loss reserves are based on estimates and may be inadequate to cover our losses,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Reserve for Losses and Loss Adjustment Expenses.”

Policy Acquisition Costs. Policy acquisition costs increased $0.5 million, or 8%, to $6.8 million for the six months ended June 30, 2009, from $6.3 million for the six months ended June 30, 2008. This increase was primarily attributable to a reduction in the ceding commission income related to the third party quota share that was effective for the first quarter of 2009 as compared to the affiliate quota share on primary policies that was effective for the first quarter of 2008.
The increase was somewhat offset by decreased policy acquisition costs in the second quarter of 2009 as compared to the second quarter of 2008 as discussed above in “Primary Insurance Segment Results of Operations Three Months Ended June 30, 2009 and 2008 — Policy Acquisition Costs.”
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.7 million, or 22%, to $9.6 million for the six months ended June 30, 2009, from $7.8 million for the six months ended June 30, 2008. This increase was partially attributable to $1.0 million of additional allowance for uncollectible premiums associated with certain primary business underwritten in New York A $1.5 million decrease in the general corporate overhead expenses allocated from our corporate and other segment to the primary segment in the three months ended June 30, 2009, as described below in “Corporate and Other Segment Results of Operations Six Months Ended June 30, 2009 and 2008,” was somewhat mitigated as the six months ended June 30, 2008 included the reversal of $1.0 million of prior year guarantee fund assessments.
The underwriting expense ratios for our primary insurance segment for the six months ended June 30, 2009 and 2008 were 40% and 26%, respectively.
Interest Expense. Interest expense increased $0.3 million to $0.6 million for the six months ended June 30, 2009, from $0.3 million for the six months ended June 30, 2008. Increased balances provided by Twin Bridges as collateral for unpaid ceded liabilities under reinsurance agreements resulted in higher intercompany interest expense for the six months ended June 30, 2009 as compared to June 30, 2008.
(Loss) Income from Continuing Operations before Income Taxes. Loss from continuing operations before income taxes attributable to the primary insurance segment for the six months ended June 30, 2009 was $3.0 million, compared to income from continuing operations before income taxes of $12.2 million for the six months ended June 30, 2008. The decrease in net income to net loss for the six months ended June 30, 2009 as compared to June 30, 2008 is principally attributed to lower net earned premiums and increased selling, general and administrative expenses.

Reinsurance Segment

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)

Revenues
Net premiums written	$2,553	$7,100	$5,685	$24,600

Net premiums earned	2,266	6,275	4,578	21,109
Investment income	385	380	826	1,096

Total revenues	2,651	6,655	5,404	22,205

Expenses
Losses and loss adjustment expenses	1,447	4,656	3,910	10,159
Policy acquisition costs	649	1,387	1,331	5,473
Selling, general and administrative expenses	253	316	581	535

Total Expenses	2,349	6,359	5,822	16,167

Income (loss) from continuing operations before income taxes	$302	$296	$(418)	$6,038

GAAP Combined Ratio
Loss and loss adjustment expense ratio(1)	63.9%	74.2%	85.4%	48.1%
Underwriting expense ratio(2)	35.3%	24.0%	33.6%	24.4%
GAAP combined ratio(3)	99.2%	98.2%	119.0%	72.5%

(1)	The loss and loss adjustment ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned.

(2)	The underwriting expense ratio is calculated by dividing underwriting and certain other operating costs, commissions and salaries and benefits by the current year’s net premiums written.

(3)	The GAAP combined ratio is the sum of the loss and loss adjustment expense ratio and the net underwriting expense ratio.
Reinsurance Segment Results of Operations Three Months Ended June 30, 2009 and 2008
Net Premiums Earned. Net premiums earned decreased $4.0 million, or 64%, to $2.3 million for the three months ended June 30, 2009, from $6.3 million for the three months ended June 30, 2008. The decrease was primarily due to a $2.3 million reduction in net premiums ceded from Majestic to Twin Bridges under Majestic’s excess quota share agreement, a $1.1 million reduction in net premiums ceded from Majestic to Twin Bridges under Majestic’s excess of loss treaty and a $0.7 million reduction in net premiums ceded from Majestic to Twin Bridges under the affiliate primary quota share agreement for the three months ended June 30, 2009 as compared to 2008.
Of the reduction in net premiums under the excess quota share agreement, $1.7 million is attributable to reduced premiums under management of the self-insured entities and $0.6 million is attributable to return of premium on prior years’ policies underwritten in New York following completion of the insureds’ payroll-based premium audits. In addition, lower net premiums ceded to Twin Bridges under Majestic’s excess of loss treaty for the three months ended June 30, 2009 as compared to 2008 are attributable to a decrease in Twin Bridges’ participation when the treaty renewed July 1, 2008. Finally, the decrease in net premiums ceded from Majestic to Twin Bridges under the affiliate primary quota share agreement for the three months ended June 30, 2009 as compared to 2008 is attributable to lower policy premiums at Majestic as described above in “Primary Insurance Segment Results of Operations Three Months Ended June 30, 2009 and 2008 — Net Premiums Earned.”
Net Investment Income. Net investment income remained relatively unchanged at $0.4 million for the three months ended June 30, 2009 as compared to 2008. Increases in intercompany investment income on increased funds provided to Majestic for unpaid ceded liabilities under reinsurance agreements for the three months ended June 30, 2009 were mitigated as investment income for the three months ended June 30, 2008 included recorded gains on the sale of available-for-sale investments.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses decreased $3.2 million, or 69%, to $1.4 million for the three months ended June 30, 2009, from $4.7 million for the three months ended June 30, 2008. The decrease was primarily due to lower assumed losses on lower earned premiums as described above in “Reinsurance Segment Results of Operations Three Months Ended June 30, 2009 and 2008 — Net Premiums Earned” and a $0.4 million decrease in prior year estimated loss and loss adjustment expenses in the second quarter of 2009 as compared to unfavorable development of prior year estimated loss and loss adjustment expenses of $0.3 million in the second quarter of 2008.
In our reinsurance segment during the three months ended June 30, 2009, Twin Bridges experienced $0.4 million of net favorable loss development on prior accident years. Similar to the favorable development experienced by Majestic on primary insurance policies, Twin Bridges experienced $0.6 million of favorable development arising from its reinsurance of Majestic’s primary insurance business. In addition, favorable loss reserve development of $0.2 million resulted from favorable loss cost trends on excess insurance policies covering accident years 2006 and 2007, somewhat offset by unfavorable loss reserve development in accident year 2008. This favorable development was offset by unfavorable loss reserve development of $0.4 million on losses Twin Bridges assumed under Majestic’s excess of loss treaty.
For the three months ended June 30, 2008, Twin Bridges recorded $0.3 million of favorable loss reserve development. Since Twin Bridges had limited historical experience, losses on excess policies were estimated based on industry data. Because of lower than industry average number of reported claims and other relevant business factors, we considered it appropriate to establish reserves at the actuary’s best estimate of expected outcomes for assumed risks originating in California, and at a higher, moderately conservative level for risks in other states. This determination resulted in Twin Bridges recognizing favorable development related to prior years in the three months ended June 30, 2008.
The losses and loss adjustment expense ratio for Twin Bridges for the three months ended June 30, 2009 was 64% compared to 74% for the three months ended June 30, 2008. Excluding prior year development, Twin Bridges losses and loss adjustment expense ratio was 80% for the three months ended June 30, 2009 and 70% for the three months ended June 30, 2008. The increase in the losses and loss adjustment expense ratio in 2009 was attributable to a higher loss ratio on the primary insurance business assumed from Majestic.
Policy Acquisition Costs. Policy acquisition costs decreased $0.7 million, or 53%, to $0.6 million for the three months ended June 30, 2009, from $1.4 million for the three months ended June 30, 2008. The decrease was primarily due to lower net earned premiums described above in “Reinsurance Segment Results of Operations Three Months Ended June 30, 2009 and 2008 — Net Premiums Earned.” Policy acquisition costs, as a percentage of net earned premiums, were relatively unchanged for the three months ended June 30, 2009 as compared to June 30, 2008.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.1, or 20%, to $0.2 million for the three months ended June 30, 2009, from $0.3 million for the three months ended June 30, 2008. The decrease is primarily due to lower professional fees related to actuary and audit expense.
The underwriting expense ratios for our reinsurance segment were 35% and 24% for the three months ended June 30, 2009 and 2008, respectively.
Income from Continuing Operations before Income Taxes. Income from continuing operations before income taxes attributable to the reinsurance segment was relatively unchanged at $0.3 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. Decreases in net earned premiums were offset by decreases in losses and loss adjustment expenses, policy acquisition costs and selling, general and administrative expenses.
Reinsurance Segment Results of Operations Six Months Ended June 30, 2009 and 2008
Net Premiums Earned. Net premiums earned decreased $16.5 million, or 78%, to $4.6 million for the six months ended June 30, 2009, from $21.1 million for the six months ended June 30, 2008. The decrease was primarily due to a $9.2 million decrease in net premiums ceded from Majestic to Twin Bridges under the affiliate primary quota share agreement, a $5.6 million decrease in net premiums ceded from Majestic to Twin Bridges under Majestic’s excess quota share agreement and a $1.7 million decrease in net premiums ceded from Majestic to Twin Bridges under Majestic’s excess of loss treaty for the six months ended June 30, 2009 as compared to 2008.

Of the reduction in net premiums under the affiliate primary quota share agreement, $8.5 million is attributable to a reduction in net premiums ceded from Majestic to Twin Bridges in the first quarter of 2009. Under the affiliate primary quota share agreement, Twin Bridges assumed 5% of applicable premiums, after excess reinsurance, from Majestic for the three months ended June 30, 2009 and assumed 40% of applicable premiums, after excess reinsurance, from Majestic for the three months ended June 30, 2008. The remainder of the decrease in net premiums under the affiliate primary quota share is attributable lower policy premiums at Majestic as described above in “Primary Insurance Segment Results of Operations Six Months Ended June 30, 2009 and 2008 — Net Premiums Earned.”
In addition, net premiums earned under the excess quota share were $5.6 million lower for the six months ended June 30, 2009 as compared to 2008. Of the reduction in net premiums earned under this quota share, $2.8 million is due to reduced premiums under management of the self-insured entities in California and $2.1 million is attributable to the 2008 first quarter closure of the New York self-insured groups formerly managed by CRM and return of premium on those prior years’ policies following completion of the insured’s payroll-based premium audits.
Finally, net premiums ceded from Majestic to Twin Bridges under Majestic’s excess of loss treaty decreased $1.8 million for the six months ended June 30, 2009 as compared to 2008. This decrease is attributable to a decrease in Twin Bridges’ participation when the treaty renewed July 1, 2008.
Net Investment Income. Net investment income decreased $0.3 million, or 25%, to $0.8 million for the six months ended June 30, 2009, from $1.1 million for the six months ended June 30, 2008. The decrease was primarily due to a reduction in investment holdings as a result of a distribution of capital to its parent company, somewhat offset by investment income earned on higher balances of funds provided as collateral to Majestic for unpaid ceded liabilities for the six months ended June 30, 2009 as compared to June 30, 2008.
Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses decreased $6.3 million, or 62%, to $3.9 million for the six months ended June 30, 2009, from $10.2 million for the six months ended June 30, 2008.
During the six months ended June 30, 2009, Twin Bridges experienced $0.2 million of net unfavorable development on prior accident years as compared to $3.4 million of favorable development for the six months ended June 30, 2008.
Similar to the 2008 accident year unfavorable development on primary insurance experienced by Majestic for the six months ended June 30, 2009, $0.4 million of unfavorable development was attributable to losses assumed by Twin Bridges under Majestic’s excess of loss treaty where unfavorable development in accident year 2008 was somewhat offset by favorable development in accident year 2007. In addition, $0.2 million of unfavorable development was attributable to losses assumed by Twin Bridges under the affiliate primary quota share. Finally, the unfavorable development on the primary reinsurance was somewhat offset by favorable development on the excess quota share losses assumed from Majestic. Favorable loss reserve development from favorable loss cost trends on excess insurance policies issued to the self-insured entities in California was offset by unfavorable loss reserve development associated with the change in reserving methodology for the New York self-insured groups as described above in “Primary Insurance Segment Results of Operations Six Months Ended June 30, 2009 and 2008 — Loss and Loss Adjustment Expenses.” For the six months ended June 30, 2009, unfavorable loss reserve development in prior accident years and the change in reserving methodology, mitigated by the change from moderately conservative to best estimate resulted in $2.4 million of estimated unfavorable development for risks originating from the New York self-insured groups.
For the six months ended June 30, 2008, Twin Bridges recognized $3.4 million of favorable development on prior accident years. Since Twin Bridges had limited historical experience, losses on excess policies were estimated based on industry data. Because of lower than industry average number of reported claims and other relevant business factors, Twin Bridges loss reserves were established at the actuary’s best estimate of expected outcomes for assumed risks originating in California, and at a higher, moderately conservative level for risks in other states. This determination has resulted in Twin Bridges recognizing favorable development related to prior years in the six months ended June 30, 2008.
The losses and loss adjustment expense ratio for Twin Bridges for the six months ended June 30, 2009 was 85% compared to 48% for the six months ended June 30, 2008. Excluding prior year development, Twin Bridges losses and loss adjustment expense ratio was 81% for the six months ended June 30, 2009 and 64% for the six months ended June 30, 2008. The increase in the losses and loss adjustment expense ratio in 2009 was attributable to a higher loss ratio on the primary insurance business assumed from Majestic.
Policy Acquisition Costs. Policy acquisition costs decreased $4.2 million, or 76%, to $1.3 million for the six months ended June 30, 2009, from $5.5 million for the six months ended June 30, 2008. The decrease was primarily due to lower net earned premiums described above in “Reinsurance Segment Results of Operations Six Months Ended June 30, 2009 and 2008 — Net Premiums Earned.” Policy acquisition costs, as a percentage of net earned premiums, were relatively unchanged for the six months ended June 30, 2009 as compared to June 30, 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses remained relatively unchanged at $0.6 million. Selling, general and administrative expenses at Twin Bridges are relatively fixed in nature and not sensitive to changes in premium volume.
The underwriting expense ratios for our reinsurance segment were 34% and 24% for the six months ended June 30, 2009 and 2008, respectively.
Income (Loss) from Continuing Operations before Income Taxes. Loss from continuing operations before income taxes attributable to the reinsurance segment for the six months ended June 30, 2009 was $0.4 million compared to income from continuing operations before income taxes of $6.0 million for the six months ended June 30, 2008. The decrease in income between the six months ended June 30, 2009 and 2008 was principally attributable to lower net earned premiums assumed from Majestic, somewhat offset by related decreases in loss and loss adjustment expenses and policy acquisition costs.
Fee-Based Management Services Segment

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)

Revenues
Management fees	$1,161	$2,149	$2,898	$4,296
Investment expense	(5)	(1)	(9)	(2)

Total revenues	1,156	2,148	2,889	4,294

Expenses
Fees paid to general agents and brokers	504	2,190	1,185	2,938
Selling, general and administrative expenses	844	896	1,757	1,735

Total Expenses	1,348	3,086	2,942	4,673

Loss from continuing operations before income taxes	$(192)	$(938)	$(53)	$(379)

Fee-Based Management Services Segment Results of Operations Three Months Ended June 30, 2009 and 2008
Revenues from Fee-Based Management Services. Revenues from fee-based management services decreased $1.0 million, or 46%, to $1.1 million for the three months ended June 30, 2009, from $2.1 million for the three months ended June 30, 2008. The decrease in revenues was principally attributable to lower premiums under management for the California self-insured groups as a result of lower contribution rates being charged to the members of the self-insured groups, which is based on current market conditions as described above in “Workers’ Compensation Market Conditions.” Approximately 48%, 26% and 20% of the decrease was due to lower revenues form our self-insured groups covering contracting, healthcare and auto dealer industries, respectively. Effective March 1, 2009, the Preferred Auto Dealers Self-Insured Program, one of the self-insured groups managed by CRM CA, voluntarily terminated active operations.
Fees Paid to General Agents and Brokers. Fees paid to general agents and brokers decreased $1.7 million, or 77%, to $0.5 million for the three months ending June 30, 2009 from $2.2 million for the three months ended June 30, 2008. This decrease is primarily due to $1.6 million of expense being recorded in fees paid to general agents and brokers for the three months ended June 30, 2008 related to the settlement of the Cornerstone litigation. For a further discussion of the Cornerstone litigation, see “Notes to Consolidated Financial Statements — Note 20. Contingencies” in Item 8 of our Form 10-K for the fiscal year ended December 31, 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.1 million, or 6%, to $0.8 million for the three months ended June 30, 2009, from $0.9 million for the three months ended June 30, 2008. The decrease was primarily due to lower sales, advertising and marketing expenses and reduced travel and entertainment expenses.
Loss from Continuing Operations before Income Taxes. Loss from continuing operations before income taxes decreased $0.7 million to $0.2 million for the three months ended June 30, 2009, from $0.9 million for the three months ended June 30, 2008, a decrease of 80%. The decrease was primarily due to a decrease in fees paid to general agents and brokers and selling, general and administrative expenses, somewhat offset by decreased fee-based management services revenues.
Fee-Based Management Services Segment Results of Operations Six Months Ended June 30, 2009 and 2008
Revenues from Fee-Based Management Services. Revenues from fee-based management services decreased $1.4 million, or 33%, to $2.9 million for the six months ended June 30, 2009, from $4.3 million for the six months ended June 30, 2008. The decrease in revenues was principally attributable to lower premiums under management for the California self-insured groups as a result of lower contribution rates being charged to the members of the self-insured groups, which is based on current market conditions as described above in “Workers’ Compensation Market Conditions.” Approximately 34%, 29% and 29% of the decrease was due to lower revenues form our self-insured groups covering contracting, healthcare and auto dealer industries, respectively. Effective March 1, 2009, the Preferred Auto Dealers Self-Insured Program, one of the self-insured groups managed by CRM CA, voluntarily terminated active operations.
Fees Paid to General Agents and Brokers. Fees paid to general agents and brokers decreased $1.8 million, or 60%, to $1.1 million for the six months ending June 30, 2009 from $2.9 million for the six months ended June 30, 2008. This decrease is primarily due to $1.6 million of expense being recorded in fees paid to general agents and brokers during the three months ended June 30, 2008 which was related to the settlement of the Cornerstone litigation. For a further discussion of the Cornerstone litigation, see “Notes to Consolidated Financial Statements — Note 20. Contingencies” in Item 8 of our Form 10-K for the fiscal year ended December 31, 2008.
Selling, General and Administrative Expenses. Selling, general and administrative expenses remained relatively unchanged at $1.7 million for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008.
Loss from Continuing Operations before Income Taxes. Loss from continuing operations before income taxes decreased $0.3 million to $0.1 million for the six months ended June 30, 2009, from $0.4 million for the six months ended June 30, 2008. The decrease was primarily due to a decrease in fees paid to general agents and brokers, somewhat offset by decreased fee-based management services revenues.
Corporate and Other Segment
Corporate and Other Segment Results of Operations Three Months Ended June 30, 2009 and 2008
Net Investment Income. Net investment income decreased $0.1 million for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008. This decrease was primarily due to a reduction in investment holdings for the three months ended June 30, 2009 as compared to 2008.
Interest Expense. Interest expense remained relatively unchanged at $0.9 million for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.9 million to $2.6 million for the three months ended June 30, 2009, from $0.7 million for the three months ended June 30, 2008. The increase was principally due to a $1.5 million reduction in the allocation of general corporate overhead to the primary insurance segment. General corporate overhead expenses that were previously allocated to the primary insurance segment were reduced as Majestic commenced paying quarterly dividends during the three months ended June 30, 2009. The remainder of the increase in selling, general and administrative expenses year over year is primarily due to increased professional fees and insurance expenses.

Corporate and Other Segment Results of Operations Six Months Ended June 30, 2009 and 2008
Net Investment Income. Net investment income decreased $0.1 million for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008. This decrease was primarily due to a reduction in investment holdings for the six months ended June 30, 2009 as compared to 2008.
Interest Expense. Interest expense decreased $0.1 million, or 5%, to $1.8 million for the six months ended June 30, 2009, as compared to $1.9 million for the six months ended June 30, 2008. This decrease is attributable to a lower floating interest rate on Embarcadero’s senior debt obligations.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.9 million, to $9.7 million for the six months ended June 30, 2009, from $2.8 million for the six months ended June 30, 2008.
The increase was primarily due to $4.8 million of severance expense related to the March 2009 resignation of our former chief executive officer and the acceleration of the recognition of severance payments related to the resignation of our former co-chief executive officer. Previously, we recognized severance expense for our former co-chief executive officer, who resigned in December 2006, over the term of his non-complete/non-solicitation covenant, which expires December 2010. Due to our decreased presence in the self-insured group market and the current economic and regulatory environment, we determined that there is not a significant ongoing economic benefit related to our former co-chief executive officer’s non-compete/non-solicitation covenant. Accordingly, we recorded $1.5 million of remaining severance payments related to our former co-chief executive officer during the three months ended March 31, 2009.
In addition, selling, general and administrative expenses increased for the six months ended June 30, 2009 as compared to 2008 due to a reduction in the allocation of general corporate overhead expenses from the corporate and other segment to the primary insurance segment. These general corporate overhead expense allocations were reduced by $1.5 million in the second quarter of 2009 as described above in above in “Corporate and Other Segment Results of Operations Three Months Ended June 30, 2009 and 2008 — Selling, General and Administrative Expenses.”
The remaining increase in selling, general and administrative expenses is attributable to increased professional fees and insurance expenses for the six months ended June 30, 2009 as compared to June 30, 2008.
Investment Portfolio
We invest the funds made available by our insurance and reinsurance subsidiaries’ capital and the net cash flows from operations, with the objective to earn income and realized gains on investments. As of June 30, 2009, our investment portfolio, including short-term investments and cash and cash equivalents, totaled $345 million, relatively unchanged from December 31, 2008. The following table shows the fair market values of various categories of our available-for-sale investment portfolio, the percentage of the total market value of our invested assets represented by each category and the tax equivalent yield to maturity based on the fair market value of each category of invested assets as of the dates indicated:

	As of June 30, 2009			As of December 31, 2008
	(Dollars in thousands)
		Percent			Percent
	Fair	of		Fair	of
Description of Securities	Value	Total	Yield	Value	Total	Yield
U.S. Treasury and government sponsored agency securities	$96,028	32%	3.0%	$93,768	30%	3.5%
Obligations of states and political subdivisions	84,243	29%	5.0%	104,280	33%	5.0%
Corporate and other obligations	116,181	39%	4.9%	115,574	37%	5.0%

Total investments, available-for-sale	$296,452	100%	4.3%	$313,622	100%	4.5%

The following table shows the ratings distribution of our fixed-income portfolio by Standard and Poor’s rating as a percentage of total market value as of the dates indicated:

Rating	As of June 30, 2009
	(Dollars in thousands)

“AAA”	$170,072	57%
“AA”	69,601	24%
“A”	47,494	16%
“BBB”	8,681	3%
“Other”	604	—%

Total fixed-maturity securities	$296,452	100%

We regularly evaluate our investment portfolio to identify other-than-temporary impairments in the fair values of the securities held in our investment portfolio. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be other-than-temporary, such investment is written-down to its fair value. If we do not intend or are unable to hold the other-than-temporarily impaired investment, the amount written-down is recorded in earnings as a realized loss on investments. If we do not have the intent to sell the security, and it is more likely than not that it will not be required to be sold before recovery of its cost basis, we separate the other-than-temporary impairment into two components — credit losses and losses attributed to other factors. The amount of the other-than-temporary impairment related to credit losses is recorded in earnings as a realized loss on investments. The amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss.
We consider various factors in determining whether a decline in the fair value of a security is other-than-temporary, including:
•	how long and by how much the fair value of the security has been below its cost;

•	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings;

•	our intent not to sell, or more likely than not be required to sell the security for a sufficient time period for it to recover its value;

•	any downgrades of the security by a rating agency; and

•	nonpayment of scheduled interest payments.
In order to maximize after tax yields of the investment portfolio, we began liquidating our municipal bond portfolio in the second quarter of 2009. Proceeds from the liquidation are being reinvested in corporate fixed-maturity securities. As a result, we recorded gross realized gains of $0.6 million for the six months ended June 30, 2009. Realized losses included $0.1 million of impairment charges related to municipal securities that were determined to be other-than-temporarily impaired as the Company intent is to sell its remaining municipal bond securities.
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

Liquidity and Capital Resources
We are a holding company and our operating subsidiaries are the primary source of funds for our operations. We have two primary concerns in managing our liquidity. First, we need to ensure that there is adequate cash available in the insurance subsidiaries to pay claims. Second, we need to ensure that our holding companies, CRM Holdings, CRM USA Holdings and Embarcadero, which have no operating revenues, all have adequate cash to service their debt obligations and to pay income taxes and other expenses. The management of capital resources is primarily concerned with ensuring that there is adequate capital to operate our insurance business within the criteria imposed by regulatory requirements and with the criteria used by rating agencies to assign financial strength ratings.
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
Our insurance subsidiaries, Majestic and Twin Bridges, maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims. At June 30, 2009, short-term investments and fixed maturity investments maturing within two years amounted to $83.3 million and $10.3 million in Majestic and Twin Bridges, respectively. These securities provide adequate sources of liquidity for the expected payment of our loss reserves in the near future. We do not expect to sell securities or use our credit facility to pay our policy liabilities as they come due.
CRM USA Holdings had access to a revolving credit facility with KeyBank under which CRM USA Holdings was entitled to borrow up to $2 million. KeyBank terminated the revolving credit facility on March 18, 2009. We have not replaced this revolving credit facility but may seek to do so in the future.
Consolidated Cash Flows. Net cash provided by operating activities decreased $24.0 million for the six months ended June 30, 2009 to $0.3 million from $24.3 million for the six months ended June 30, 2008. The decrease was primarily due to decreases in consolidated net income, increases in our reinsurance recoverable, and increases in our consolidated deferred and current tax assets. These were somewhat offset by increases in our accrued expenses in our primary insurance and corporate and other segments and decreases in premiums receivable in our primary insurance segment.
Net cash provided by investing activities increased $7.2 million for the six months ended June 30, 2009 to $0.9 million from net cash used in investing activities of $6.3 million for the comparable 2008 period. The increase was primarily due to proceeds received from maturities of available-for-sale investments, somewhat offset by lower proceeds from sales of available-for-sale investments and purchases of available-for-sale and short-term investments.
Net cash used in financing activities was $1.4 million for the six months ended June 30, 2009 as compared to net cash provided by financing activities of $0.1 million for the six months ended June 30, 2008. The increase in net cash used of $1.5 million was primarily attributable to an increase in restricted cash and cash equivalents on deposit with various regulatory agencies as required by law.

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
Contractual Obligations
All of our outstanding financing obligations are included in the Consolidated Financial Statements and accompanying notes contained in Item 1. The table below sets forth the amounts of our contractual obligations, including interest payable, at June 30, 2009:

	Payment Due by Period
		Less than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)
Contractual Obligations	$10,115	$5,463	$3,602	$1,050	$—
Long Term Debt Obligations(1)	139,187	3,509	7,019	7,019	121,640
Operating Lease Obligations	30,502	4,075	6,403	4,868	15,156
Retrospective Premiums(2)	152	152	—	—	—
Gross Loss and Loss Adjustment Reserves(3)	275,848	57,603	80,445	46,874	90,926

Total Contractual Obligations	$455,804	$70,802	$97,469	$59,811	$227,722

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

(3)
Our gross loss reserves exclude $4.1 million of GAAP fair value purchase accounting adjustments. Our loss reserves do not have contractual maturity dates and the exact timing of the payment of claims cannot be predicted with certainty. However, based upon historical payment patterns, we have included an estimate of when we expect our loss reserves (without the benefit of any reinsurance recoveries) to be paid. As more fully discussed in Item 1. of our Form 10-K for the fiscal year ended December 31, 2008 under the headings “Business — Primary Insurance Segment — Reserves for Losses and Loss Adjustment Expenses” and “Business — Reinsurance Segment — Reserves for Losses and Loss Adjustment Expenses,” the estimation of losses reserves is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses and benefits is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different than the amounts disclosed above.

Off-Balance Sheet Transactions
Other than the VIE described in “Part 1. Financial Information — Item 1. Financial Statements — Note 11. Variable Interest Entity,” we have no off-balance sheet arrangements or transactions with unconsolidated, special purpose entities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk components since December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
For the quarter ended June 30, 2009, we conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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

New York Self-Insured Group Litigation
Compensation Risk Managers, LLC v. The Healthcare Industry Trust of New York, et al. On September 30, 2008, CRM received a copy of a letter addressed to its errors and omissions insurance carrier from the New York State Workers’ Compensation Board indicating its intention to initiate legal proceedings against CRM on behalf of eight self-insured groups previously administered by CRM as it relates to CRM’s actions while acting as the administrator and broker of record for the eight self-insured groups. The New York State Workers’ Compensation Board has indicated that it is investigating CRM’s administration of the self-insured groups, and upon information and belief, it is alleging that CRM breached certain duties to the self-insured groups and engaged in certain self-dealing and deceptive practices.
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
This litigation is in its early stages. On May 18, 2009, the New York State Workers’ Compensation Board filed a motion to dismiss CRM’s complaint, which CRM has opposed. The motion was submitted on August 7, 2009 to the Court for a decision.
In connection with its motion to dismiss, the New York State Workers’ Compensation Board advised CRM that it intends to commence a civil action against CRM and has entered into a retainer agreement with a private law firm to pursue the claims. To date, CRM has not been served with a lawsuit commenced by the New York State Workers’ Compensation Board.
RBG Management Corp. et al. v. Compensation Risk Managers, LLC, et al. In November 2008, RBG Management Corp., Red & White Markets, Inc., Doria Enterprises Inc. and Grace’s Marketplace Inc., all of which were former members of the Wholesale Retail Workers’ Compensation Trust of New York (“WRWCTNY”), sued CRM, WRWCTNY, certain officers of CRM, the Board of Trustees of WRWCTNY, and S.A.F.E., LLC, which is the successor third-party administrator for WRWCTNY, in the Supreme Court of the State of New York, New York County. The lawsuit seeks a declaratory judgment, in sum and substance, relieving the plaintiffs from any liabilities owed in relation to their previous membership in WRWCTNY and which arise primarily from recent assessment charges imposed on the plaintiffs. The lawsuit is also seeking damages arising from allegations that the defendants breached their fiduciary duties to the plaintiffs by failing to maintain adequate reserves and failing to properly determine an adequate level of reserves necessary to maintain the solvency of WRWCTNY.
This litigation is in its early stages. On March 12, 2009, CRM filed a motion to dismiss the complaint or, in the alternative, to consolidate the action in New York State Supreme Court, Dutchess County with the declaratory judgment action previously filed. The motion is currently pending before the court.
FS Kids LLC, et al. v. Compensation Risk Managers, LLC. On November 24, 2008, FS Kids, LLC, Mask Foods, Inc., Valu Home Centers, Inc., KBLM Foods, Inc., KDJB Foods, Inc., Gaige & Son Grocery, Inc., TJ’s Market, Inc., BB&T Supermarkets Inc., BNR-Larson, LLC, and Gift Express of New York, Inc., all of which were former members of WRWCTNY, on their own behalf and on behalf of all others similarly situated, sued CRM in New York Supreme Court, Erie County.
The lawsuit seeks class action certification and originally alleged that CRM: (1) breached its contract with WRWCTNY; (2) breached its duty of good faith and fair dealing owed to WRWCTNY; (3) breached its fiduciary duties owed to WRWCTNY; (4) was negligent in administering WRWCTNY; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages arising from the plaintiffs’ joint and several liability for the deficit of WRWCTNY which, as of September 30, 2007, was estimated by the New York State Workers’ Compensation Board at $19 million and from any unpaid claims of the plaintiffs’ injured employees in an amount presently undetermined.

This litigation is in its early stages. On January 20, 2009, CRM filed a motion to dismiss the complaint or, in the alternative, to consolidate the action in New York State Supreme Court, Dutchess County with the declaratory judgment action previously filed. The Court issued its decision on CRM’s motion to dismiss and/or consolidate on July 2, 2009, granting CRM’s requested relief in part and denying it in part. In its decision, the Court dismissed the plaintiffs’ causes of action for breach of fiduciary duty and negligence, but denied the rest of CRM’s requested relief, including consolidation with the pending declaratory judgment action. CRM’s answer to the plaintiffs’ complaint is due following entry of the court’s decision, and the matter will proceed to discovery.
Armstrong Brands, Inc., et al. v. Compensation Risk Managers, LLC. On March 6, 2009, Armstrong Brands, Inc., Metal Cladding, Inc., TREK, Inc., Petri Baking Products, Inc., Time Cap Laboratories, Inc., Custom Coatings, Inc., GPM Associates, LLC, d/b/a Forbes Products, PJR Industries, Inc., d/b/a Southside Precast Products, Lakeshore Metals, Inc. Duro-Shed, Inc., Tooling Enterprises, Inc. Northeast Concrete Products, Inc., d/b/a Concrete Building Supply and Superior Steel Studs, Inc., all of which were former members of Trade Industry Trust Workers’ Compensation Trust for Manufacturers (the “Trade Trust”), on their own behalf and on behalf of all others similarly situated, sued CRM in New York State Supreme Court, Erie County.
The lawsuit seeks class action certification and alleges that CRM: (1) breached its contract with the Trade Trust; (2) breached its duty of good faith and fair dealing owed to the Trade Trust; (3) breached its fiduciary duties owed to Trade Trust; (4) was negligent in administering the Trade Trust; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages (a) arising from the plaintiffs’ joint and several liability for the deficit of the Trade Trust which, as of December 31, 2006, was estimated by the New York State Workers’ Compensation Board at $4.9 million, (b) from any unpaid claims of the plaintiffs’ injured employees in an amount presently undetermined, (c) from potentially being liable for the costs of liquidation charged or to be charged by the WCB, and (d) from fees paid by the plaintiffs and the Trade Trust to CRM pursuant the service agreement between CRM and the Trade Trust. This litigation is in its early stages. CRM has until 30 days following entry of the decision on the motion to dismiss in the FS Kids, et al. v. Compensation Risk Managers, LLC case to respond to the plaintiffs’ complaint.
CRM intends to vigorously prosecute the declaratory judgment lawsuit and to defend the above lawsuits and any claims later asserted by the New York State Workers’ Compensation Board, the groups or their former members. If any matters are decided adversely to CRM, it may result in liability material to our financial condition or results of operations. These matters are in very preliminary stages and we cannot estimate what impact, if any, the litigation may have on our financial position, operating results or cash flows.
Elite Contractors Trust of New York Claim. In July 2009, the Company was contacted by an attorney representing the Elite Contractors Trust of New York (ECTNY) in connection with the service agreement between CRM and ECTNY. ECTNY believes that CRM has breached its service agreement with ECTNY by failing to provide claims administration services through the closure of all claims and consequently owes damages to ECTNY. CRM disagrees with ECTNY’s assertions and intends to vigorously contest ECTNY’s claim and any subsequent litigation that may arise.
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

New York State Workers’ Compensation Board Inspector General Investigation
On or about January 9, 2009, Majestic’s underwriting department received a Subpoena Duces Tecum from the New York State Workers Compensation Board Office of the Fraud Inspector General. The subpoena requested production of various documents related to the issuance of excess workers’ compensation and general liability policies by Majestic to the Elite Contractors Trust of New York. On May 8, 2009, CRM Holdings and Twin Bridges received a Subpoena Duces Tecum from the New York State Workers’ Compensation Board Office of Fraud Inspector General. The subpoena requests production of various documents related to quota share agreements and a novation agreement between Twin Bridges, New York Marine and General Insurance Company and Majestic. The Subpoenas are entitled In the Matter of Compensation Risk Managers, LLC and have been assigned Inspector General Case No. 38839. To CRM’s knowledge, the Inspector General has not initiated any proceedings against Majestic. We cannot estimate what impact, if any, this inquiry and any results from this inquiry may have on our financial position, operating results or cash flows.

ITEM 1A.	RISK FACTORS
You should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2008, and the risks described in other filings with the SEC, together with all of the other information included in this quarterly report. The risks and uncertainties are not the only ones facing our company. If any of the risks actually occurs, our business, financial condition or operating results could be harmed. Any of the risks described could result in a significant or material adverse effect on our financial condition or results of operations, and a corresponding decline in the market price of our common stock. You could lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in those forward-looking statements, as discussed above under the heading “Part I. — Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following risk factors are intended to update and supplement, as applicable, the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2008, to reflect material developments that occurred during the quarter ended June 30, 2009:
Risks Related to Our Fee-Based Segment
Our discontinued New York fee-based management services business is subject to extensive litigation and potential liability in excess of our current insurance coverage.
Compensation Risk Managers, LLC (CRM) has been named in various lawsuits relating to its administration of self-insured groups formerly managed by it. See “Part II — Item 1 — Legal Proceedings” above for a more detailed discussion of these pending lawsuits.
The lawsuits against CRM, or any other lawsuits or matters that may arise later, if decided adversely to or settled by CRM, individually or in the aggregate, may result in liability material to our financial condition or results of operations. Adverse judgments in multiple lawsuits could require us to pay significant damage amounts in the aggregate.
Further, these liabilities may exceed our insurance coverage and financial resources. We cannot assure you that our insurance will be sufficient to cover the liabilities we may incur.
In addition, we cannot assure you that we will be able to maintain insurance coverage or at rates that we consider reasonable. If our policies are terminated and do not contain retroactive or extended reporting coverage, we will not be insured for claims made after the termination of coverage even if these claims are based on events or acts that occurred during the term of the policy. In such an event, we could be exposed to liability which could have a material adverse effect on our business, financial condition and results of operations.

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

CRM Holdings, Ltd.
/s/ James J. Scardino
James J. Scardino
Chief Executive Officer

Dated: August 11, 2009

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