Form 10-Q
period 2009-09-30
CRM Holdings, Ltd.
filed 2009-11-12
CIK 1338949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2009

Common Shares, $0.01 par value per share	16,467,362 shares
Class B Shares, $0.01 par value per share	395,000 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CRM Holdings, Ltd.
Consolidated Balance Sheets

	Unaudited
	September 30,	December 31,
	2009	2008
	(Dollars in thousands)

Assets
Investments
Fixed-maturity securities, available-for-sale (amortized cost $300,020 and $308,607)	$309,454	$313,622
Short-term investments	9,261	113
Investment in unconsolidated subsidiary	1,083	1,083

Total investments	319,798	314,818
Cash and cash equivalents	35,734	28,044
Restricted cash and cash equivalents	874	2,000

Total cash and cash equivalents	36,608	30,044
Accrued interest receivable	2,491	3,184
Premiums receivable, net	7,876	11,935
Reinsurance recoverable and prepaid reinsurance	97,416	63,801
Accounts receivable, net	3,050	3,065
Receivable for investments sold	2,048	34
Deferred policy acquisition costs	894	1,084
Current income taxes, net	6,622	3,208
Deferred income taxes, net	—	7,809
Goodwill and other intangible assets	3,135	3,252
Prepaid expenses	1,863	1,836
Other assets	2,922	3,330

Total assets	$484,723	$447,400

Liabilities and shareholders’ equity
Reserve for losses and loss adjustment expenses	$281,380	$245,618
Reinsurance payable	12,892	9,424
Unearned premiums	12,648	13,090
Unearned management fees	77	26
Long-term debt and other secured borrowings	44,083	44,083
Payable for investments purchased	18,861	—
Other liabilities	29,777	26,299

Total liabilities	399,718	338,540

Common shares
Authorized 50 billion shares; $0.01 par value;
16.5 and 16.2 million common shares issued and outstanding	165	162
0.4 million Class B shares issued and outstanding	4	4
Additional paid-in capital	70,852	69,743
Retained earnings	7,852	35,619
Accumulated and other comprehensive gain, net of tax	6,132	3,332

Total shareholders’ equity	85,005	108,860

Total liabilities and shareholders’ equity	$484,723	$447,400

See Notes to Consolidated Financial Statements

CRM Holdings, Ltd.
Consolidated Statements of Operations
Comprehensive (Loss) Income (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Amounts in thousand, except per share data)

Revenues
Net premiums earned	$17,324	$24,504	$61,033	$98,040
Fee-based management services	902	1,806	3,636	5,598
Investment income	3,529	2,922	9,561	9,272

Total revenues	21,755	29,232	74,230	112,910

Expenses
Losses and loss adjustment expenses	17,193	19,841	52,081	61,230
Policy acquisition costs	3,663	3,935	11,638	15,203
Fees paid to general agents and brokers	412	534	1,598	3,473
Selling, general and administrative expenses	6,880	9,275	28,500	22,189
Interest expense	952	922	2,739	2,799

Total expenses	29,100	34,507	96,556	104,894

(Loss) income from continuing operations before income taxes	(7,345)	(5,275)	(22,326)	8,016
Tax provision (benefit) from continuing operations	8,313	(2,352)	3,614	(254)

(Loss) income from continuing operations	(15,658)	(2,923)	(25,940)	8,270

Discontinued operations
Loss from discontinued operations before income taxes	(749)	(1,307)	(1,478)	(6,008)
Tax provision (benefit) from discontinued operations	594	(464)	349	(1,997)

Loss on discontinued operations	(1,343)	(843)	(1,827)	(4,011)

Net (Loss) Income	$(17,001)	$(3,766)	$(27,767)	$4,259

(Loss) earnings per share from continuing operations
Basic	$(0.93)	$(0.18)	$(1.55)	$0.50
Diluted	$(0.93)	$(0.18)	$(1.55)	$0.50
Loss per share from discontinued operations
Basic	$(0.08)	$(0.05)	$(0.11)	$(0.24)
Diluted	$(0.08)	$(0.05)	$(0.11)	$(0.24)
Net (loss) earnings per share
Basic	$(1.01)	$(0.23)	$(1.66)	$0.26
Diluted	$(1.01)	$(0.23)	$(1.66)	$0.26
Weighted average shares outstanding
Basic	16,853	16,466	16,749	16,425
Diluted	16,853	16,466	16,749	16,425

Comprehensive (Loss) Income
Net (loss) income	$(17,001)	$(3,766)	$(27,767)	$4,259

Other comprehensive gain (loss)
Gross unrealized investment holdings gains (losses) during the period	4,354	(2,608)	6,221	(3,279)
Less reclassification adjustment for gains included in net (loss) income	(1,058)	(197)	(1,801)	(1,320)
Income tax (provision) benefit on other comprehensive income	(1,157)	948	(1,620)	1,572

Total other comprehensive gain (loss)	2,139	(1,857)	2,800	(3,027)

Total comprehensive (loss) income	$(14,862)	$(5,623)	$(24,967)	$1,232

See Notes to Consolidated Financial Statements

CRM Holdings, Ltd.
Consolidated Statements of Cash Flows (Unaudited)

	September 30,	September 30,
	2009	2008
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(27,767)	$4,259
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	586	1,380
Amortization of unearned compensation, restricted stock	1,052	1,021
Amortization of premiums and discounts on available-for-sale investments	1,191	412
Net realized gains on sale and impairment of available-for-sale investments	(1,801)	(1,320)
Changes in deferred income taxes	6,190	56
Changes in:
Accrued interest receivable	693	(402)
Premiums receivable	4,059	(2,338)
Reinsurance recoverable and prepaid insurance	(33,615)	(18,268)
Accounts receivable, net	15	2,142
Deferred policy acquisition costs	190	(1,496)
Goodwill and other intangible assets	—	196
Current income taxes, net	(3,414)	(3,506)
Prepaid expenses	(58)	510
Other assets	63	(126)
Reserve for losses and loss adjustment expenses	35,762	38,891
Reinsurance payable	3,468	12,356
Unearned premiums	(442)	4,101
Unearned management fees	51	(95)
Other liabilities	3,479	2,493

Net cash (used in) provided by operating activities	(10,298)	40,266

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale investments	(294,544)	(313,706)
Proceeds from sales of available-for-sale investments	87,346	127,292
Proceeds from maturities of available-for-sale investments	216,395	138,134
Net purchase, sales and maturities for short-term investments	(9,148)	694
(Increase) decrease in receivable for securities sold	(2,014)	94
Increase in payable for investments purchased	18,861	10,862
Acquisition of intangible assets	—	(82)
Purchases of fixed assets	(134)	(674)
Disposals of fixed assets	39	237
Payments on loans receivable, net	—	3

Net cash provided by (used in) investing activities	16,801	(37,146)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash and cash equivalents	1,126	—
Repayments under long-term debt and other secured borrowings	—	(1)
Issuance of common shares — employee stock purchase plan	73	160
Retirement of common shares — share-based compensation	(12)	(47)

Net cash provided by financing activities	1,187	112

Net increase in cash	7,690	3,232
Cash and cash equivalents
Beginning	28,044	34,286

Ending	$35,734	$37,518

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
CRM USA Holdings has two principal subsidiaries, Compensation Risk Managers of California, LLC (“CRM CA”), and Embarcadero Insurance Holdings, Inc. (“Embarcadero”). Embarcadero has one principal operating subsidiary, Majestic Insurance Company (“Majestic”), and has one dormant subsidiary, Great Western Insurance Services, Inc. (“Great Western”).
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
Former Co-Chief Executive Officers’ Severance
On March 13, 2009, Daniel G. Hickey Jr., resigned as the Company’s Chief Executive Officer, Chairman of the Board, and as a director and officer of the Company’s subsidiaries. The Company entered into a separation agreement with Mr. Hickey under which the Company (a) will make cash payments of $3.3 million over the next three years; (b) immediately vested and distributed 46 thousand shares of restricted stock; and (c) will pay medical and life insurance benefits for up to three years. The separation agreement prohibits Mr. Hickey from competing with the Company in the California self-insured market until March 13, 2012 and from soliciting employees and customers through March 13, 2011. In conjunction with Mr. Hickey’s separation agreement, the Company recorded $3.8 million of severance expense in the first quarter of 2009.
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

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 1. Nature of Business and Significant Accounting Policies, Continued
Basis of Accounting and Principles of Consolidation
The interim consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations and cash flows for the nine months ended September 30, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009.
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
Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, The FASB Accounting Standard Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“FAS 168”) which establishes the Accounting Standards Codification (the “ASC”) and SEC interpretive releases as the sources for authoritative GAAP. The ASC supersedes all existing non-SEC accounting and reporting standards under GAAP effective July 1, 2009 and is effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The ASC is not intended to change existing GAAP. The adoption of the ASC changed the Company’s references to GAAP accounting standards but did not impact the Company’s financial condition and results of operations.
Reclassification
Certain prior period amounts have been reclassified to conform to the basis of presentation used in 2009.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 1. Nature of Business and Significant Accounting Policies, Continued
Recent Accounting Pronouncements Not Yet Effective
In June 2009, the FASB issued new guidance on accounting for the transfers of financial assets. The new guidance, which was issued as FASB Statement No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140, has not yet been adopted into the ASC. The new guidance eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. The new guidance requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position. The new guidance, effective for fiscal years beginning after November 15, 2009, affects financial asset transfers occurring on or after the effective date. Early adoption is prohibited. The Company is currently evaluating the potential impact, if any, of the adoption of the new guidance on its financial condition and results of operations.
In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), has not yet been adopted into the ASC. The revised guidance amends the consolidation rules applicable to a variable interest entity (“VIE”). In addition, the revised guidance amends the rules governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE and requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previous guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. Finally, the revised guidance requires enhanced disclosures about an enterprise’s involvement with a VIE and is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact, if any, of the adoption of the revised guidance on its financial condition and results of operations.
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

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 2. Discontinued Operations, Continued
Results for discontinued operations were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Revenues	$3	$517	$(39)	$3,560
Expenses	752	1,824	1,439	9,568

Loss from discontinued operations before income taxes	$(749)	$(1,307)	$(1,478)	$(6,008)

Medical bill review services for Majestic and certain self-insured groups managed by CRM CA were performed by the Company until the medical bill review function was transitioned to a third party medical bill review provider. This transition was completed in the third quarter of 2009.
For the three and nine months ended September 30, 2009, expenses primarily consisted of $0.8 million and $1.4 million, respectively, of legal defense costs related to the pending regulatory proceedings and litigation described in Note 12.
Note 3. Earnings per Share
Basic earnings per share is calculated using the weighted average number of common and Class B shares outstanding and excludes any dilutive effects of warrants, options and convertible securities. As of September 30, 2009 and 2008, there were 461 thousand and 436 thousand restricted shares outstanding, respectively, and no warrants, options or convertible securities outstanding during the periods ended September 30, 2009 and 2008.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 3. Earnings per Share, Continued
The following tables show the computation of the Company’s earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Amounts in thousands, except per share amounts)

Net (loss) income from continuing operations (Numerator — Basic and diluted earnings per share from continuing operations)	$(15,658)	$(2,923)	$(25,940)	$8,270

Net loss from discontinued operations (Numerator — Basic and diluted earnings per share from discontinued operations)	(1,343)	(843)	(1,827)	(4,011)

Net (loss) income allocated to common shares (Numerator — Basic and diluted earnings per share)	(17,001)	(3,766)	(27,767)	4,259

Weighted-average basic shares outstanding (Denominator — basic earnings per share)	16,853	16,466	16,749	16,425
Dilutive effect of unvested shares	—	—	—	—

Weighted-average diluted shares outstanding (Denominator — diluted earnings per share)	16,853	16,466	16,749	16,425

Basic (loss) earnings per share from continuing operations	$(0.93)	$(0.18)	$(1.55)	$0.50
Diluted (loss) earnings per share from continuing operations	$(0.93)	$(0.18)	$(1.55)	$0.50

Basic loss per share from discontinued operations	$(0.08)	$(0.05)	$(0.11)	$(0.24)
Diluted loss per share from discontinued operations	$(0.08)	$(0.05)	$(0.11)	$(0.24)

Basic (loss) earnings per share	$(1.01)	$(0.23)	$(1.66)	$0.26
Diluted (loss) earnings per share	$(1.01)	$(0.23)	$(1.66)	$0.26
Diluted earnings per share is calculated assuming conversion of dilutive convertible securities and the exercise of all dilutive stock options and warrants using the treasury stock method. For the three and nine months ended September 30, 2009, 461 thousand and 331 thousand restricted shares, respectively, were excluded from the computation of diluted earnings per share because their effects were anti-dilutive. For the three and nine months ended September 30, 2008, 436 thousand and 404 thousand restricted shares, respectively, were excluded from the computation of diluted earnings per share because their effects were anti-dilutive.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 4. Investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s available-for-sale investments are shown in the tables below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of September 30, 2009	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)

U.S. Treasury securities	$63,600	$1,514	$—	$65,114
Government sponsored agency securities	18,862	873	—	19,735
Obligations of states and political subdivisions	81,847	3,728	21	85,554
Corporate and other obligations	76,186	2,306	147	78,345
Asset-backed obligations	9,036	387	—	9,423
Mortgage-backed obligations	50,489	794	—	51,283

Total investment securities, available-for-sale	$300,020	$9,602	$168	$309,454

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2008	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)

U.S. Treasury securities	$48,649	$2,576	$—	$51,225
Government sponsored agency securities	41,143	1,400	—	42,543
Obligations of states and political subdivisions	102,189	2,553	462	104,280
Corporate and other obligations	48,634	623	1,258	47,999
Asset-backed obligations	9,054	—	799	8,255
Mortgage-backed obligations	58,938	382	—	59,320

Total investment securities, available-for-sale	$308,607	$7,534	$2,519	$313,622

The amortized cost and estimated fair value of the Company’s available-for-sale investments at September 30, 2009 by contractual maturity are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009
	(Dollars in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$34,081	$34,577
Due after one year through five years	129,227	134,659
Due after five years through ten years	61,264	63,119
Due after ten years	15,923	16,393

	240,495	248,748

Mortgage and asset-backed	59,525	60,706

Total investment securities, available-for-sale	$300,020	$309,454

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 4. Investments, Continued
The following table sets forth the gross unrealized losses included in accumulated other comprehensive losses as of September 30, 2009 and December 31, 2008 related to available-for-sale fixed-maturity securities. The table segregates investments that have been in a continuous unrealized loss position for less than 12 months from those that have been in a continuous unrealized loss position for twelve months or longer.

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
As of September 30, 2009	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)

Obligations of states and political subdivisions	$6,447	$20	$101	$1	$6,548	$21
Corporate and other obligations	7,972	7	2,063	140	10,035	147

Total investment securities, available-for-sale	$14,419	$27	$2,164	$141	$16,583	$168

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
As of December 31, 2008	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)

Obligations of states and political subdivisions	$7,496	$115	$3,868	$347	$11,364	$462
Corporate and other obligations	17,227	815	3,324	443	20,551	1,258
Asset-backed obligations	8,255	799	—	—	8,255	799

Total investment securities, available-for-sale	$32,978	$1,729	$7,192	$790	$40,170	$2,519

There were 10 and 48 available-for-sale investments whose fair values were less than their amortized cost at September 30, 2009 and December 31, 2008, respectively.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 4. Investments, Continued
In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments. Under the new guidance, which is now part of ASC 320, Investments — Debt and Equity Securities, the Company is required to separate an other-than-temporary impairment of a debt security into two components when there are credit losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss.
The Company is holding one fixed-maturity security issued by Lehman Brothers Holdings Inc. (“Lehman”) that was determined to be other-than-temporarily impaired. In September 2008, the Company recorded impairment charges on this investment as a result of Lehman’s bankruptcy filing. Consequently, the Company has determined that the other-than-temporary impairment was entirely due to credit loss and the adoption of the new other-than-temporary impairment guidance did not result in any cumulative-effect adjustment to the Company’s beginning retained earnings at April 1, 2009 or any material impact on its financial condition or results of operations.
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
In order to maximize after tax yields of the investment portfolio, the Company began liquidating its municipal bond portfolio in the second quarter of 2009. Proceeds from the liquidation are being reinvested in taxable fixed-maturity securities. As a result, the Company recorded gross realized gains of $1.4 million for the nine months ended September 30, 2009. Realized losses included $0.1 million of impairment charges related to municipal securities that were determined to be other-than-temporarily impaired as the Company’s intent is to sell its remaining municipal bond securities.
The Company determined that the decline in fair value of its remaining available-for-sale investments is temporary based on the Company’s analysis of the securities, considering timing, liquidity, financial condition of the issuers, actual credit losses to date, severity and duration of the impairment and the Company’s intent not to sell, or more likely than not be required to sell, the securities for a sufficient period of time for anticipated recovery.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 4. Investments, Continued
Based upon changes in the investment environment and in order to protect its capital adequacy, the Company liquidated its equity securities portfolio during the second quarter of 2008. As a result, for the nine months ended September 30, 2008, the Company recorded gross realized gains of $3.2 million and gross realized losses of $2.2 million on the liquidation of its equity portfolio, including losses on equity securities that historically were determined to be other-than-temporarily impaired.
The sources of investment income from continuing operations were as follows:

	Nine months ended
	September 30,
	2009	2008
	(Dollars in thousands)

Interest income on cash and cash equivalents	$54	$885
Interest income on fixed-maturity securities	8,339	7,554
Interest income on other investments	70	70
Dividends	—	242
Realized gains on investments	2,052	4,382
Realized losses on investments	(251)	(3,062)

Investment income before investment expenses	10,264	10,071
Investment expenses	(703)	(799)

Total investment income	$9,561	$9,272

The Company had available-for-sale and short-term investments with a fair value of $181.0 million and $149.0 million, at September 30, 2009 and December 31, 2008, respectively, on deposit with various regulatory agencies as required by law. At September 30, 2009 and December 31, 2008, investments with a fair value of $0.8 million have been pledged as security under letter of credit facilities to secure reserves assumed under third party ceded quota share agreements.
Note 5. Fair Value of Financial Instruments
In April 2009, the FASB issued new guidance related to the disclosure of the fair value of financial instruments. The new guidance, which is now part of ASC 825, Financial Instruments, requires disclosures about fair value of financial instruments in interim financial statements, as well as in annual financial statements. The new guidance requires disclosure of fair value information about financial instruments for which it is practical to estimate such fair value and excludes certain insurance related financial assets and liabilities and all non-financial instruments. The adoption did not have a material effect on the Company’s consolidated financial condition and results of operations.
Fixed-maturity securities — Fair value disclosures have been categorized according to the fair value hierarchy prescribed within the “Fair Value Measurements” section below.
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

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 5. Fair Value of Financial Instruments, Continued
Long-term debt and other secured borrowings — The carrying value and fair value of the Company’s long-term debt and other secured borrowings at September 30, 2009 were $44.1 million and $31.8 million, respectively. The fair value was estimated based on the average accepted price of successful tender offers for recent similar transactions of financial services companies.
Fair Value Measurement
Under the framework established in the fair value accounting guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date.
The fair value guidance establishes a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”) and requires that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
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

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 5. Fair Value of Financial Instruments, Continued
The following table presents the level within the fair value hierarchy at which the Company’s financial assets are measured on a recurring basis at September 30, 2009:

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

U.S. Treasury securities	$65,114	$65,114	$—	$—
Government sponsored agency securities	19,735	—	19,735	—
Obligations of states and political subdivisions	85,554	—	85,554	—
Corporate and other obligations	78,345	—	78,345	—
Asset-backed obligations	9,423	—	9,423	—
Mortgage-backed obligations	51,283	—	51,283	—

Total investment securities, available-for-sale	$309,454	$65,114	$244,340	$—

In February 2008, the FASB issued new guidance for the accounting for non-financial assets and non-financial liabilities. The new guidance, which is now part of ASC 820, Fair Value Measurements and Disclosure (“ASC 820”), requires nonfinancial assets and nonfinancial liabilities that are measured on a nonrecurring basis in periods subsequent to initial recognition to be classified and disclosed based on the three level hierarchy described above. No triggering events occurred for the nine months ended September 30, 2009 that would require additional disclosure prescribed by applying the provisions of FAS 157 to nonfinancial assets and nonfinancial liabilities.
In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. Under the new guidance, which is now part of ASC 820, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. The adoption of the new guidance did not have a material effect on the Company’s consolidated financial condition and results of operations.
Note 6. Deferred Policy Acquisition Costs
Changes in deferred policy acquisition costs are as follows:

	Nine months ended
	September 30,
	2009	2008
	(Dollars in thousands)

Balance at beginning of period	$1,084	$623
Policy acquisition costs deferred
Ceding commissions	(10,408)	(2,933)
Commissions	10,949	11,433
Premiums and federal excise taxes	2,772	3,111
Other	8,135	5,088

	11,448	16,699
Amortization of policy acquisition costs	(11,638)	(15,203)

Net change	(190)	1,496

Balance at end of period	$894	$2,119

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 7. Other Intangible Assets
In April 2008, the FASB issued revised guidance on determining the useful life of intangible assets. The revised guidance, which is now part of ASC 350, Intangibles — Goodwill and Other, amends the factors that an entity should consider in determining the useful life of a recognized intangible asset to include the entity’s historical experience in renewing or extending similar arrangements, whether or not the arrangements have explicit renewal or extension provisions. The amendment may result in the useful life of an entity’s intangible asset differing from the period of expected cash flows that was used to measure the fair value of the underlying asset using the market participant’s perceived value.
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
Note 8. Losses and Loss Adjustment Expenses
Activity in the reserve for losses and loss adjustment expenses is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Gross liability beginning of period	$272,002	$208,865	$245,617	$188,848
Less reinsurance recoverable	(77,127)	(37,401)	(55,502)	(35,488)

Net liability at beginning of period	194,875	171,464	190,115	153,360

Incurred losses and LAE relating to:
Current year	15,767	21,430	50,624	71,189
Prior years	1,426	(1,589)	1,457	(9,959)

Total incurred losses and LAE	17,193	19,841	52,081	61,230

Paid losses and LAE relating to:
Current year	(5,659)	(4,915)	(9,758)	(10,126)
Prior years	(12,549)	(7,461)	(38,578)	(25,535)

Total paid losses and LAE	(18,208)	(12,376)	(48,336)	(35,661)

Net liability at end of period	193,860	178,929	193,860	178,929
Plus reinsurance recoverable	87,520	48,809	87,520	48,809

Gross liability at end of period	$281,380	$227,738	$281,380	$227,738

As a result of changes in estimates of insured events in prior years, the Company had unfavorable development of $1.4 million for the three months ended September 30, 2009, as compared to $1.6 million of favorable development for the three months ended September 30, 2008. During the three months ended September 30, 2009, unfavorable development of $2.8 million in our primary insurance policy business was offset by favorable development of $1.5 million in our excess insurance policy business.
For the nine months ended September 30, 2009, the Company had unfavorable development of $1.5 million as compared to $10.0 million of favorable development for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, unfavorable development of $3.1 million in our primary insurance policy business was offset by favorable development of $1.7 million in our excess insurance policy business.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 8. Losses and Loss Adjustment Expenses, Continued
During the nine months ended September 30, 2009, the Company changed its method of selecting the point estimate for loss reserves associated with excess insurance policies written in New York. Management historically established loss reserves on excess insurance policies at the actuary’s best estimate of expected outcomes for most assumed risks and at a higher, moderately conservative level for risks originating from excess insurance policies issued to self-insured groups in New York. Following the transfer of the claims administration of the New York self-insured groups, as discussed above in Note 2, the new third party administrators changed the underlying methodology used to establish reserves for losses and loss adjustment expenses which resulted in a significant increase in case reserves. In light of the new reserving methodology being used by the third party administrators of the New York self-insured groups, management determined that continuing to establish reserves for risks originating from excess insurance policies issued to self-insured groups in New York at a higher, moderately conservative level would lead to redundant reserves associated with these risks. Consequently, management now establishes reserves for losses and loss adjustment expenses originating from excess insurance policies issued to New York self-insured groups at the actuary’s best estimate. Favorable loss reserve development in prior accident years and this change in reserving methodology resulted in the recognition of favorable development from risks originating in New York for the three and nine months ended September 30, 2009.
Note 9. Insurance Activity
The Company’s financial statements reflect the effects of direct insurance and assumed and ceded reinsurance activity. The activities of Majestic are included in the Primary Insurance segment, and the activities of Twin Bridges are included in the Reinsurance segment. All inter-company transactions are eliminated upon consolidation.
A summary of direct insurance and ceded and assumed reinsurance transactions in the affected segment is as follows:

	For the three months ended September 30, 2009
	Primary
	Insurance	Reinsurance
	Segment	Segment	Eliminations	Consolidated
	(Dollars in thousands)

Written premiums
Direct	$38,474	$—	$—	$38,474
Assumed	288	3,322	(3,322)	288
Ceded	(23,297)	—	3,322	(19,975)

Net written premiums	$15,465	$3,322	$—	$18,787

Earned premiums
Direct	$40,061	$1	$—	$40,062
Assumed	289	3,211	(3,211)	289
Ceded	(26,238)	—	3,211	(23,027)

Net earned premiums	$14,112	$3,212	$—	$17,324

Losses and loss adjustment expenses
Direct	$33,651	$(22)	$—	$33,629
Assumed	(71)	1,351	(1,351)	(71)
Ceded	(17,716)	—	1,351	(16,365)

Net losses and loss adjustment expenses	$15,864	$1,329	$—	$17,193

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 9. Insurance Activity, Continued

	For the three months ended September 30, 2008
	Primary
	Insurance	Reinsurance
	Segment	Segment	Eliminations	Consolidated
	(Dollars in thousands)

Written premiums
Direct	$43,642	$179	$—	$43,821
Assumed	51	(474)	474	51
Ceded	(26,708)	—	(474)	(27,182)

Net written premiums	$16,985	$(295)	$—	$16,690

Earned premiums
Direct	$42,484	$45	$—	$42,529
Assumed	51	3,982	(3,982)	51
Ceded	(22,058)	—	3,982	(18,076)

Net earned premiums	$20,477	$4,027	$—	$24,504

Losses and loss adjustment expenses
Direct	$33,450	$(81)	$—	$33,369
Assumed	44	1,955	(2,001)	(2)
Ceded	(15,542)	15	2001	(13,526)

Net losses and loss adjustment expenses	$17,952	$1,889	$—	$19,841

	For the nine months ended September 30, 2009
	Primary
	Insurance	Reinsurance
	Segment	Segment	Eliminations	Consolidated
	(Dollars in thousands)

Written premiums
Direct	$117,266	$6	$—	$117,272
Assumed	2,006	9,001	(9,001)	2,006
Ceded	(63,257)	—	9,001	(54,256)

Net written premiums	$56,015	$9,007	$—	$65,022

Earned premiums
Direct	$114,887	$97	$—	$114,984
Assumed	2,007	7,693	(7,693)	2,007
Ceded	(63,651)	—	7,693	(55,958)

Net earned premiums	$53,243	$7,790	$—	$61,033

Losses and loss adjustment expenses
Direct	$98,567	$(22)	$—	$98,545
Assumed	1,005	5,260	(5,260)	1,005
Ceded	(52,729)	—	5,260	(47,469)

Net losses and loss adjustment expenses	$46,843	$5,238	$—	$52,081

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 9. Insurance Activity, Continued

	For the nine months ended September 30, 2008
	Primary
	Insurance	Reinsurance
	Segment	Segment	Eliminations	Consolidated
	(Dollars in thousands)

Written premiums
Direct	$128,186	$179	$—	$128,365
Assumed	194	24,228	(24,228)	194
Ceded	(56,962)	—	24,228	(32,734)

Net written premiums	$71,418	$24,407	$—	$95,825

Earned premiums
Direct	$121,939	$176	$—	$122,115
Assumed	194	24,981	(24,981)	194
Ceded	(49,229)	(21)	24,981	(24,269)

Net earned premiums	$72,904	$25,136	$—	$98,040

Losses and loss adjustment expenses
Direct	$81,518	$27	$—	$81,545
Assumed	126	12,023	(12,098)	51
Ceded	(32,461)	(3)	12,098	(20,366)

Net losses and loss adjustment expenses	$49,183	$12,047	$—	$61,230

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
Excess of Loss Reinsurance. Majestic entered into a new excess of loss reinsurance treaty program effective July 1, 2009. Majestic’s previous excess of loss reinsurance program was terminated effective June 30, 2009. The new excess of loss reinsurance program covers losses incurred between July 1, 2009 and the date on which the reinsurance agreements are terminated. The excess of loss reinsurance program provides $69.5 million of reinsurance protection, per occurrence, for workers’ compensation losses in excess of a $500 thousand retention limit. Majestic retains liability for any amounts of losses and loss adjustment expenses that exceed $70.0 million up to the applicable statutory limit. Majestic has 10 reinsurers providing coverage, including: Axis Specialty Limited, Catlin Insurance Company, Dorinco Reinsurance Company, Endurance Specialty Insurance LTD., Hannover Rueckversicherung AG, Flagstone Re Ltd., Munich Re America Corporation, Tokio Millennium Re Ltd., Validus Reinsurance, Ltd., various Lloyd’s syndicates, and Twin Bridges, the Company’s Bermuda-based reinsurance subsidiary. Twin Bridges has a 2.75% participation level in the excess of loss treaty for loss and loss adjustment expenses in excess of $2.0 million, per occurrence, up to $5.0 million.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 9. Insurance Activity, Continued
Reinsurance Coverage, Continued
Quota Share Reinsurance. Majestic entered into a 43% ceded quota share agreement effective July 1, 2009, of which 80% was placed with participating reinsurers. The agreement is effective for new and renewal primary insurance policies issued by Majestic on or after July 1, 2009 through June 30, 2010. Under this 43% ceded quota share agreement, the participating reinsurers assume their pro-rata share of the first $500 thousand of losses and loss adjustment expenses from any single occurrence under Majestic’s primary insurance policies and Majestic, in turn, cedes the applicable percentage of premiums to the participating reinsurers. The agreement limits the ceded premiums on primary workers’ compensation business written in New York to $10.0 million. The agreement allows Majestic the option to decrease the percentage ceded to the participating reinsurers on the first day of each calendar quarter, although the percentage cannot be reduced below 21.5%. The participating reinsurers’ losses are capped at 130% of the premiums ceded by Majestic.
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
The quota share reinsurance agreement has been 80% placed with two participating reinsurers, Aspen Re and Axis Specialty, Ltd. Aspen Re and Axis Specialty, Ltd. have each agreed to assume a 40% pro-rata share of the 43% ceded quota share agreement. The remaining 20% of the quota share agreement was not placed with any participating reinsurers and Majestic remains responsible for those losses.
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

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 10. Income Taxes, Continued
The Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Under the framework established in the income tax accounting guidance, the Company is required to establish a deferred tax asset (“DTA”) valuation allowance if it cannot determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the DTA will be realized. The Company evaluated its DTA for recoverability using this approach and considered the relative impact of negative and positive evidence, including historical profitability and projections of future taxable income within the foreseeable future. In evaluating the need for a valuation allowance, the Company estimated future taxable income based on business plans and ongoing tax planning strategies. This process involved significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or about assumptions between our projected operating performance, our actual results and other factors.
Based on the accounting guidance, the Company’s assumptions were limited to business strategies which it can control. Given these limitations, the Company concluded that estimated future taxable income and certain tax planning strategies no longer constituted sufficient positive evidence to assert that it is more likely than not that the deferred tax assets would be realizable in the foreseeable future. Consequently, the Company recorded a full DTA valuation allowance of $12.0 million during the third quarter of 2009. Of this, $11.3 million was attributable to continuing operations and $0.7 million was attributable to discontinued operations.
The income tax provision (benefit) differs from the amount computed by applying the U.S. Federal income tax rate of 35% to income before taxes as a result of the following:

	Nine months ended
	September 30,
	2009	2008
	(Dollars in thousands)

Theoretical Federal income tax from continuing operations at statutory rate of 35%	$(7,814)	$2,806
Valuation allowance	11,342	—
Tax-free Bermuda-domiciled loss (income)	428	(2,053)
Tax-exempt investment income	(708)	(849)
Share-based compensation	382	(13)
Other	(16)	(145)

Income tax provision (benefit) from continuing operations	$3,614	$(254)

In accordance with its accounting policy, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The Company did not incur any income tax related interest income, interest expense or penalties for the nine months ended September 30, 2009 and 2008.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 10. Income Taxes, Continued
Unrecognized Tax Benefits
The Company has analyzed its filing positions in the federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.
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
The common securities are held by CRM USA Holdings and represent 100% of the issued and outstanding common securities of the Trust. They are reflected as an investment in an unconsolidated subsidiary on the Company’s balance sheet. CRM USA Holdings is not the primary beneficiary of the Trust and does not consolidate its interest in the Trust as it does not have adequate decision making ability over the Trust’s activities. The Company and CRM USA Holdings have guaranteed the repayment of the capital securities.
Note 12. Contingencies
Regulatory Proceedings
NY Attorney General Investigation
In March 2008, CRM was advised that the New York State Office of the Attorney General (“NY Attorney General”) had commenced an investigation of CRM and had issued a subpoena for documents related to CRM’s administration of the Healthcare Industry Trust of New York (“HITNY”). Subsequent NY Attorney General inquiries and requests for documents have indicated a focus on the Company’s initial public offering in December 2005.
In August 2009, the Company was advised that the NY Attorney General would seek testimony of six current or former directors and officers of the Company and CRM. The Company’s Board of Directors has agreed to advance the reasonable expenses, including attorney’s fees, incurred by these individuals in connection with the NY Attorney General’s investigation.
The Company is cooperating fully with the NY Attorney General’s investigation. To the Company’s knowledge, the NY Attorney General has not commenced any civil or criminal actions against the Company, CRM or any of its current or former directors or officers. The Company cannot currently predict when the NY Attorney General will conclude its investigation, what, if any, action may be taken by the NY Attorney General, or the effect any such action may have on our business reputation, results of operations, financial condition or cash flows.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 12. Contingencies, Continued
Regulatory Proceedings, Continued
New York State Department Insurance Inquiry
In June 2008, Majestic received a “Call for Special Report and Documents Pursuant to Section 308 of the Insurance Law” from the New York State Insurance Department. Among other items, the New York State Insurance Department requested information related to Majestic’s loss reserving practices and Majestic’s providing insurance to former members of the self-insured groups previously managed by CRM as insureds of Majestic. In September 2009, Majestic received a further request from the New York State Insurance Department requesting information related to CRM’s acquisition of Majestic and additional information related to Majestic’s issuance of workers’ compensation policies in New York, including policies issued to previous members of the self-insured groups managed by CRM. Majestic is cooperating fully with the New York State Insurance Department. To Majestic’s knowledge, the New York State Insurance Department has not initiated any proceedings against Majestic. The Company cannot currently predict when the New York State Insurance Department will conclude its review, what, if any, actions may be taken by the New York State Insurance Department, or the effect any such action may have on our results of operations, reputation, financial condition, or cash flows.
New York State Workers’ Compensation Board Inspector General Investigation
On or about January 9, 2009, Majestic’s underwriting department received a subpoena from the New York State Workers Compensation Board Office of the Fraud Inspector General. The subpoena requested production of various documents related to the issuance of excess workers’ compensation and general liability policies by Majestic to the Elite Contractors Trust of New York. On May 8, 2009, CRM Holdings and Twin Bridges received a subpoena from the New York State Workers’ Compensation Board Office of Fraud Inspector General. The subpoena requested documents related to quota share agreements and a novation agreement among Twin Bridges, New York Marine and General Insurance Company and Majestic. The subpoenas were captioned In the Matter of Compensation Risk Managers, LLC and were assigned Inspector General Case No. 38839. To CRM’s knowledge, the Inspector General has not commenced any action against CRM. The Company cannot currently predict when the New York State Workers’ Compensation Board Office of Fraud Inspector General will conclude its review, what, if any, action may be taken by the Office of Fraud Inspector General, or the effect any such action may have on our business reputation, results of operations, financial condition or cash flows.
Pending Litigation
The Company is involved in various pending litigation matters as described below. The Company intends to vigorously defend each of these matters and any claims that may be later asserted by the New York State Workers’ Compensation Board, the workers’ compensation self-insured groups or their former members. If any matters are decided adversely to the Company, it may result in a material adverse effect on our results of operations, financial conditions and cash flows. Each of these matters is in a preliminary stage, and the Company cannot estimate what impact, if any, the litigation may have on its business reputation, results of operations, financial condition or cash flows.
H.C.F.A. Associates Corp. v. Compensation Risk Managers, LLC
On April 9, 2007, H.C.F.A. Associates Corp. and 17 related companies, all of which were members or former members of HITNY, sued HITNY and CRM in New York State Supreme Court, Ulster County, alleging, among other things, that HITNY and CRM failed to fulfill their obligations in connection with providing workers’ compensation claims services. CRM answered the complaint, denying the plaintiffs’ material allegations. This litigation is in its early stages. The court established a discovery schedule on September 22, 2008, and discovery is currently proceeding.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 12. Contingencies, Continued
Pending Litigation
Declaratory Judgment Action
On September 30, 2008, CRM received a copy of a letter addressed to its errors and omissions insurance carrier from the New York State Workers’ Compensation Board (the “WCB”) indicating its intention to initiate legal proceedings against CRM on behalf of eight self-insured groups previously administered by CRM as it relates to CRM’s actions while acting as the administrator and broker of record for the eight self-insured groups. The WCB has indicated that it is investigating CRM’s administration of the self-insured groups, and CRM believes that the WCB will allege that CRM breached certain duties to the self-insured groups and engaged in certain self-dealing and deceptive practices.
In response to this letter, CRM filed an action on October 3, 2008 in the New York State Supreme Court, Dutchess County, against the WCB and the eight self-insured groups, namely the Healthcare Industry Trust of New York, Elite Contractors Trust of New York, Wholesale and Retail Workers’ Compensation Trust of New York, Trade Industry Workers Compensation Trust for Manufacturers, Real Estate Management Trust of New York, Transportation Industry Workers Compensation Trust, Public Entity Trust of New York and the New York State Association of Cemeteries Trust. Through this action, CRM is seeking a declaratory judgment that CRM did not breach any duty to the eight self-insured groups and did not engage in any self-dealing or deceptive practices. CRM is not currently seeking any monetary damages from the eight self-insured groups, their respective boards of trustees or the WCB.
On May 18, 2009, the WCB filed a motion to dismiss CRM’s complaint, which CRM opposed. On October 18, 2009, the court granted the WCB’s motion and dismissed CRM’s complaint. CRM plans to appeal the court’s decision.
In connection with the motion to dismiss, the New York State Workers’ Compensation Board advised CRM that it intends to commence a civil action against CRM and has entered into a retainer agreement with a private law firm to pursue the claims. To date, CRM has not been served with any lawsuit commenced by the WCB.
RBG Management Corp. et al. v. Compensation Risk Managers, LLC, et al.
In November 2008, RBG Management Corp., Red & White Markets, Inc., Doria Enterprises Inc. and Grace’s Marketplace Inc., all of which were former members of the Wholesale Retail Workers’ Compensation Trust of New York (“WRWCTNY”), sued CRM, WRWCTNY, certain current and former officers and directors of CRM, the Board of Trustees of WRWCTNY, and S.A.F.E., LLC, which is the successor third-party administrator for WRWCTNY, in the Supreme Court of the State of New York, New York County. The lawsuit sought a declaratory judgment relieving the plaintiffs from any liabilities owed in relation to their previous membership in WRWCTNY and damages arising from allegations that the defendants breached their fiduciary duties to the plaintiffs by failing to maintain adequate reserves and failing to properly determine an adequate level of reserves necessary to maintain the solvency of WRWCTNY.
On March 12, 2009, CRM and the current and former officers and directors of CRM named in the complaint filed a motion to dismiss or, in the alternative, to consolidate the action in New York State Supreme Court, Dutchess County, with the declaratory judgment action described above. On August 21, 2009, the court granted the motion to dismiss and dismissed the plaintiffs’ complaint against CRM and the current or former officers and directors named in the complaint, with leave to the plaintiffs to file an amended complaint within 30 days.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 12. Contingencies, Continued
Pending Litigation, Continued
RBG Management Corp. et al. v. Compensation Risk Managers, LLC, et al., Continued
On October 27, 2009, the plaintiffs filed a motion requesting permission from the court to serve an amended complaint on the grounds that plaintiffs were not able to determine their position with regard to the litigation within the 30-day time frame. Plaintiffs’ proposed amended complaint seeks damages, in an undetermined amount, from CRM arising from allegations that CRM breached its fiduciary duties to the plaintiffs. The plaintiffs are seeking to bring the claim derivatively on behalf of WRWCTNY. The proposed amended complaint does not name any current or former officer or director of CRM. CRM has opposed the plaintiffs’ motion, and the motion is currently pending before the court.
Erie County New York Trust Class Action Cases
FS Kids LLC, et al. v. Compensation Risk Managers, LLC. On November 24, 2008, FS Kids, LLC, Mask Foods, Inc., Valu Home Centers, Inc., KBLM Foods, Inc., KDJB Foods, Inc., Gaige & Son Grocery, Inc., TJ’s Market, Inc., BB&T Supermarkets Inc., BNR-Larson, LLC, and Gift Express of New York, Inc., all of which were former members of WRWCTNY, on their own behalf and on behalf of all others similarly situated, sued CRM in New York Supreme Court, Erie County. On August 26, 2009, the plaintiffs filed an amended complaint seeking class action certification and alleging that CRM: (1) breached its contract with WRWCTNY; (2) breached its duty of good faith and fair dealing owed to WRWCTNY; (3) breached its fiduciary duties owed to WRWCTNY; (4) was negligent in administering WRWCTNY; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages arising from the plaintiffs’ joint and several liability for the deficit of WRWCTNY which, as of September 30, 2007, was estimated at $19 million, and from any unpaid claims of the plaintiffs’ injured employees in an amount presently undetermined. On September 14, 2009, CRM filed a motion to dismiss the plaintiffs’ amended complaint. The motion is currently pending before the court.
Armstrong Brands, Inc., et al. v. Compensation Risk Managers, LLC. On March 6, 2009, Armstrong Brands, Inc., Metal Cladding, Inc., TREK, Inc., Petri Baking Products, Inc., Time Cap Laboratories, Inc., Custom Coatings, Inc., GPM Associates, LLC, d/b/a Forbes Products, PJR Industries, Inc., d/b/a Southside Precast Products, Lakeshore Metals, Inc. Duro-Shed, Inc., Tooling Enterprises, Inc. Northeast Concrete Products, Inc., d/b/a Concrete Building Supply and Superior Steel Studs, Inc., all of which were former members of Trade Industry Trust Workers’ Compensation Trust for Manufacturers (the “Trade Trust”), on their own behalf and on behalf of all others similarly situated, sued CRM in New York State Supreme Court, Erie County. The lawsuit seeks class action certification and alleges that CRM: (1) breached its contract with the Trade Trust; (2) breached its duty of good faith and fair dealing owed to the Trade Trust; (3) breached its fiduciary duties owed to Trade Trust; (4) was negligent in administering the Trade Trust; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages (a) arising from the plaintiffs’ joint and several liability for the deficit of the Trade Trust which, as of December 31, 2006, was estimated at $4.9 million, (b) from any unpaid claims of the plaintiffs’ injured employees in an amount presently undetermined, (c) from potentially being liable for the costs of liquidation charged or to be charged by the WCB, and (d) from fees paid by the plaintiffs and the Trade Trust to CRM pursuant the service agreement between CRM and the Trade Trust. On August 17, 2009, CRM filed a motion to dismiss the plaintiffs’ complaint. The motion is currently pending before the court. On November 10, 2009, the plaintiffs filed an amended complaint alleging substantially the same claims and damages as contained in their original complaint.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 12. Contingencies, Continued
Pending Litigation, Continued
Erie County New York Trust Class Action Cases, Continued
Arlen Senior Contracting of Central Islip, LLC, et al. v. Compensation Risk Managers, LLC. On August 18, 2009, Arlen Senior Contracting of Central Islip LLC, Anchor Building Maintenance Corp., Conifer Realty, LLC, Constanza Enterprises, Inc., Court Plaza Senior Apartments, L.P., John Wesley Village II, Midland Management, LLC, Niagara River World, Inc., Plattsburgh Airbase Redevelopment Corp., and Wen Management Corp., all of which were former members of the Real Estate Management Trust of New York (the “Real Estate Trust”), on their own behalf and on behalf of all others similarly situated, sued CRM in New York State Supreme Court, Erie County. The lawsuit seeks class action certification and alleges that CRM: (1) breached its contract with the Real Estate Trust; (2) breached its duty of good faith and fair dealing owed to the Real Estate Trust; (3) breached its fiduciary duties owed to the Real Estate Trust; (4) was negligent in administering the Real Estate Trust; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages (a) arising from the plaintiffs’ joint and several liability for the deficit of the Real Estate Trust which, as of December 31, 2006, was estimated at $1.6 million, (b) from any unpaid claims of the plaintiffs’ injured employees in an amount presently undetermined, (c) from potentially being liable for the costs of liquidation charged or to be charged by the WCB, and (d) from fees paid by the plaintiffs and the Real Estate Trust to CRM pursuant the service agreement between CRM and the Real Estate Trust. On October 20, 2009, CRM filed a motion to dismiss the plaintiffs’ complaint. The motion is currently pending before the court.
70 Sheldon Inc., et al. v. Compensation Risk Managers, LLC. On August 20, 2009, 70 Sheldon, Inc., Advance Relocation Storage, Inc., All County Bus, LLC, Alpha Services of Westchester, Inc., A. T. & A. Trucking Corp., B. Pariso Transport, Inc., Carmen M. Pariso, Inc., Covered Wagon Train, Inc., Exclusive Ambulette Service, Inc. Ficel Transport, Inc., North Shore Ambulance and Oxygen Service, Inc., Rivlab Transportation Corp., Woodland Leasing Co., Inc., all of which were former members of the Transportation Industry Workers’ Compensation Trust (the “Transportation Trust”), on their own behalf and on behalf of all others similarly situated, sued CRM in New York State Supreme Court, Erie County. The lawsuit seeks class action certification and alleges that CRM: (1) breached its contract with the Transportation Trust; (2) breached its duty of good faith and fair dealing owed to the Transportation Trust; (3) breached its fiduciary duties owed to the Transportation Trust; (4) was negligent in administering the Transportation Trust; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages (a) arising from the plaintiffs’ joint and several liability for the deficit of the Transportation Trust which, as of December 31, 2006, was estimated at $6.1 million, (b) from any unpaid claims of the plaintiffs’ injured employees in an amount presently undetermined, (c) from potentially being liable for the costs of liquidation charged or to be charged by the WCB, and (d) from fees paid by the plaintiffs and the Transportation Trust to CRM pursuant the service agreement between CRM and the Transportation Trust. On October 20, 2009, CRM filed a motion to dismiss the plaintiffs’ complaint. The motion is currently pending before the court.
Healthcare Industry Trust of New York, et al. v. Compensation Risk Managers, LLC, et al.
On November 2, 2009, HITNY and 89 of its former members filed a lawsuit in New York State Supreme Court, Albany County against CRM, CRM USA Holdings, CRM Holdings, Majestic, Embarcadero, Twin Bridges, Eimar, and certain current and former directors and officers of CRM Holdings. The plaintiffs also named HITNY’s former actuaries, auditors, trustees and brokers as defendants in the lawsuit.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 12. Contingencies, Continued
Pending Litigation, Continued
Healthcare Industry Trust of New York, et al. v. Compensation Risk Managers, LLC, et al., Continued
Plaintiffs are seeking damages from the defendants’ alleged failure to carry out their respective contractual, common law and statutory obligations to the plaintiffs to provide third-party administration and insurance services to HITNY. As against CRM, its affiliated entities and directors and officers, the lawsuit alleges that: (1) CRM breached its contract with HITNY; (2) CRM breached its duty of good faith and fair dealing owed to HITNY; (3) CRM breached its fiduciary duties owed to HITNY; (4) CRM engaged in common law fraud during its administration of HITNY; (5) CRM, its affiliated entities and directors and officers converted the assets of HITNY’s members for personal use; (6) CRM, its affiliated entities and directors and officers were unjustly enriched; (7) CRM negligently misrepresented information relative to HITNY; (8) CRM committed fraud in the inducement with respect to plaintiffs’ decision to join HITNY; (9) CRM and its directors and officers engaged in deceptive business practices; (10) CRM, its affiliated entities and directors and officers are alter egos of each other and should be liable for the debts, judgments and liabilities of each other; and (11) CRM, certain of its affiliated entities, a current director and a former officer committed a civil conspiracy in violation of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. §1962(c) (“RICO”).
The plaintiffs are seeking damages (a) arising from the plaintiffs’ joint and several liability for the deficit of HITNY which the plaintiffs estimate at $91 million, (b) from any unpaid claims of the plaintiffs’ injured employees in an amount presently undetermined, (c) from potentially being liable for other costs to be charged by the WCB, and (d) from fees paid by HITNY to CRM and its affiliated entities. In addition, the plaintiffs are seeking treble damages for the allegedly deceptive business practices and RICO claims.
To date, neither CRM nor any of its affiliated entities or directors or officers has been served with the lawsuit.
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
Note 13. Segment Information
The Company operates as four reportable segments, Primary Insurance, Reinsurance, Fee-Based Management Services and Corporate and Other. As of September 30, 2008, the operations of CRM and Eimar are no longer included in the Fee-Based Management Services segment and are classified as discontinued operations. General corporate overhead expenses that were historically allocated to CRM and Eimar have been reclassified to the Corporate and Other segment for the three and nine months ended September 30, 2008.
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

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 13. Segment Information, Continued
Premiums earned by the Primary Insurance segment for the three months ended September 30, 2009 and 2008, respectively, include $3.2 million and $4.0 million of earned premiums ceded to the Reinsurance segment. Such ceded premiums reduce premiums earned in the Primary Insurance segment and increase premiums earned in the Reinsurance segment. Ceding commission income reported in underwriting expenses of the Primary Insurance segment for the three months ended September 30, 2009 and 2008, respectively, includes $0.7 million and $0.9 million from the Reinsurance segment. Such amounts are reflected in underwriting expenses of the Reinsurance segment.
Investment income of the Reinsurance segment for the three months ended September 30, 2009 and 2008, respectively, includes $0.3 million and $0.4 million of interest income on funds withheld by the Primary Insurance segment. Such amounts are reflected in interest expenses of the Primary Insurance segment.
Included in income of the Fee-Based Management Services segment and underwriting expenses of the Primary Insurance segment for the three months ended September 30, 2009 and 2008 are $0.2 million of commissions paid by Majestic to CRM CA for excess policies placed with Majestic on behalf of the self-insured groups managed by CRM CA.
The following table sets forth the Company’s revenues, expenses, income before taxes and total assets from continuing operations by business segment. Total assets exclude $3.2 million and $4.5 million of assets from discontinued operations at September 30, 2009 and 2008, respectively.

	For the three months ended September 30, 2009
			Fee-Based
	Primary		Management	Corporate
	Insurance	Reinsurance	Services	and Other	Eliminations	Total
	(Dollars in thousands)

Revenues
Net premiums earned	$14,112	$3,212	$—	$—	$—	$17,324
Management fees	—	—	1,090	—	(188)	902
Investment income	3,493	307	(4)	22	(289)	3,529

Total revenues	17,605	3,519	1,086	22	(477)	21,755

Expenses
Underwriting expenses	18,892	2,152	—	—	(188)	20,856
Operating expenses	3,449	126	1,101	2,616	—	7,292
Interest expense	364	—	—	877	(289)	952

Total expenses	22,705	2,278	1,101	3,493	(477)	$29,100

(Loss) income from continuing operations before taxes	$(5,100)	$1,241	$(15)	$(3,471)	$—	$(7,345)

Total assets	$483,550	$57,731	$3,591	$287,286	$(350,996)	$481,522

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 13. Segment Information, Continued

	For the three months ended September 30, 2008
			Fee-Based
	Primary		Management	Corporate
	Insurance	Reinsurance	Services	and Other	Eliminations	Total
	(Dollars in thousands)

Revenues
Net premiums earned	$20,477	$4,027	$—	$—	$—	$24,504
Management fees	—	—	2,010	—	(204)	1,806
Investment income	2,779	491	(2)	38	(384)	2,922

Total revenues	23,256	4,518	2,008	38	(588)	29,232

Expenses
Underwriting expenses	21,096	2,884	—	—	(204)	23,776
Operating expenses	6,239	197	1,502	1,871	—	9,809
Interest expense	384	—	—	922	(384)	922

Total expenses	27,719	3,081	1,502	2,793	(588)	34,507

Income (loss) from continuing operations before taxes	$(4,463)	$1,437	$506	$(2,755)	$—	$(5,275)

Total assets	$430,567	$60,192	$5,079	$307,504	$(357,024)	$446,318

Premiums earned by the Primary Insurance segment for the nine months ended September 30, 2009 and 2008, respectively, include $7.7 million and $25.0 million of earned premiums ceded to the Reinsurance segment. Such ceded premiums reduce premiums earned in the Primary Insurance segment and increase premiums earned in the Reinsurance segment. Ceding commission income reported in underwriting expenses of the Primary Insurance segment for the nine months ended September 30, 2009 and 2008, respectively, includes $1.9 million and $5.9 million from the Reinsurance segment. Such amounts are reflected in underwriting expenses of the Reinsurance segment.
Investment income of the Reinsurance segment for the nine months ended September 30, 2009 and 2008, respectively, includes $0.9 million and $0.7 million of interest income on funds withheld by the Primary Insurance segment. Such amounts are reflected in interest expenses of the Primary Insurance segment.
Included in income of the Fee-Based Management Services segment and underwriting expenses of the Primary Insurance segment for the nine months ended September 30, 2009 and 2008, respectively, are $0.4 million and $0.7 million of commissions paid by Majestic to CRM CA for excess policies placed with Majestic on behalf of the self-insured groups managed by CRM CA.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 13. Segment Information, Continued
The following table sets forth the Company’s revenues, expenses, income before taxes and total assets from continuing operations by business segment. Total assets exclude $3.2 million and $4.5 million of assets from discontinued operations at September 30, 2009 and 2008, respectively.

	For the nine months ended September 30, 2009
			Fee-Based
	Primary		Management	Corporate
	Insurance	Reinsurance	Services	and Other	Eliminations	Total
	(Dollars in thousands)

Revenues
Net premiums earned	$53,243	$7,790	$—	$—	$—	$61,033
Management fees	—	—	3,988	—	(352)	3,636
Investment income	9,257	1,133	(13)	67	(883)	9,561

Total revenues	62,500	8,923	3,975	67	(1,235)	74,230

Expenses
Underwriting expenses	56,678	7,393	—	—	(352)	63,719
Operating expenses	13,007	707	4,043	12,341	—	30,098
Interest expense	959	—	—	2,663	(883)	2,739

Total expenses	70,644	8,100	4,043	15,004	(1,235)	96,556

Loss from continuing operations before taxes	$(8,144)	$823	$(68)	$(14,937)	$—	$(22,326)

Total assets	$483,550	$57,731	$3,951	$287,286	$(350,996)	$481,522

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements — (Continued)
Note 13. Segment Information, Continued

	For the nine months ended September 30, 2008
			Fee-Based
	Primary		Management	Corporate
	Insurance	Reinsurance	Services	and Other	Eliminations	Total
	(Dollars in thousands)

Revenues
Net premiums earned	$72,904	$25,136	$—	$—	$—	$98,040
Management fees	—	—	6,307	—	(709)	5,598
Investment income	8,204	1,587	(5)	183	(697)	9,272

Total revenues	81,108	26,723	6,302	183	(1,406)	112,910

Expenses
Underwriting expenses	58,626	18,516	—	—	(709)	76,433
Operating expenses	14,061	733	6,175	4,693	—	25,662
Interest expense	697	—	—	2,799	(697)	2,799

Total expenses	73,384	19,249	6,175	7,492	(1,406)	104,894

Income (loss) from continuing operations before taxes	$7,724	$7,474	$127	$(7,309)	$—	$8,016

Total assets	$430,567	$60,192	$5,079	$307,504	$(357,024)	$446,318

Note 14. Subsequent Events
In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now part of ASC 855, Subsequent Events, defines subsequent events as either recognized (events that existed at the balance sheet date and therefore should be reflected in the financial statements) or non-recognized (events that did not exist at the balance sheet date and are not reflected in the financial statements; material non-recognized subsequent events should be disclosed). The new guidance was effective June 15, 2009 and requires the Company to disclose the date through which it has evaluated subsequent events and whether the date represents the date the financial statements were issued or were available to be issued. The Company has evaluated subsequent events through November 12, 2009, the date the financial statements were issued.
On October 13, 2009, the Contractors Access Program (“CAP”), one of the self-insured groups managed by CRM CA, voted to voluntarily terminate active operations on January 1, 2010. CRM CA and CAP will be working with the State of California to terminate and conclude the program in accordance with State regulations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS OF OPERATIONS
In this report, we use the terms “Company,” “we,” “us” or “our” to refer to CRM Holdings and its subsidiaries on a consolidated basis, unless otherwise indicated or unless the context otherwise requires.
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
In November 2007, the California Insurance Commissioner recommended that there be no overall change in workers’ compensation advisory pure premium rates for policies written on or after January 1, 2008. This was the first recommendation of no rate decrease by the California Insurance Commissioner since the adoption of the reforms of 2003 and 2004. In May 2008, the California Insurance Commissioner announced that stability in the workers’ compensation insurance marketplace had eliminated the immediate need for an interim pure premium rate advisory for policies written on or after September 30, 2008. In October 2008, the California Insurance Commissioner announced a 5% increase in advisory pure premium rates for policies written on or after January 1, 2009, based on rising medical costs and loss adjustment expenses.
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
Principal Revenue and Expense Items
Our revenues consist primarily of the following:
Primary Insurance Net Premiums Earned. Primary insurance premiums earned are the elapsed portion of our net premiums written. Net premiums written is the difference between gross premiums written and premiums ceded or paid to reinsurers. Gross premiums written are the sum of both direct premiums and assumed premiums before the effect of ceded reinsurance. Included in ceded reinsurance are “reinstatement premiums,” which represent additional premiums payable by Majestic to its reinsurers to maintain reinsurance coverage purchased under its excess of loss reinsurance contracts. These contracts generally contain provisions requiring Majestic to pay additional premiums based on a percentage of ceded losses, or “reinstatement premiums,” in the event that losses of a defined magnitude are ceded under such contracts. Under accounting rules, Majestic establishes reserves for potential additional premiums and records such amounts once estimated actuarial loss reserves exceed the defined limits. Assumed premiums are premiums received by Majestic from an authorized state-mandated pool in connection with the involuntary assumptions of a portion of the insurance written by the pool.
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
Twin Bridges reinsurance premiums are assumed from Majestic under (1) a ceded primary quota share agreement (“primary quota share”), where Twin Bridges assumes a percentage of the first $500 thousand of premiums of Majestic’s primary insurance policies in force; (2) a ceded excess quota share agreement (“excess quota share”), where Twin Bridges assumes a percentage of losses in excess of a self-insured retention up to per occurrence limits of Majestic excess insurance policies in force; and (3) a ceded excess of loss treaty (“excess of loss treaty”), where Twin Bridges has a percentage participation in Majestic’s excess of loss treaty.
Management Fees. Our fee-based management service revenues include management fees received from the self-insured groups we administer and are for management and other services. Our fees are based on a percentage of premiums paid by members to the groups we manage.
Investment Income. Our investment income is dependent upon the average invested assets in our portfolio and the yield that we earn on those invested assets. Our investment yield depends on market interest rates and the credit quality and maturity period of our invested assets. In addition, we realize capital gains or losses on sales of investments and realize losses on other-than-temporarily-impaired investments as a result of changing market conditions, including changes in market interest rates and changes in the credit quality of our invested assets.

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
Policy Acquisition Costs. Policy acquisition costs consist principally of commissions, premium taxes and certain underwriting and other policy issuance costs, including regulatory expenses, related to the production of new and renewal business.
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
Excess of Loss Reinsurance. Majestic entered into a new excess of loss reinsurance treaty program effective July 1, 2009. Majestic’s previous excess of loss reinsurance program was terminated effective June 30, 2009. The new excess of loss reinsurance program covers losses incurred between July 1, 2009 and the date on which the reinsurance agreements are terminated. The excess of loss reinsurance program provides $69.5 million of reinsurance protection, per occurrence, for workers’ compensation losses in excess of a $500 thousand retention limit. Majestic retains liability for any amounts of losses and loss adjustment expenses that exceed $70.0 million up to the applicable statutory limit. Majestic has 10 reinsurers providing coverage, including: Axis Specialty Limited, Catlin Insurance Company, Dorinco Reinsurance Company, Endurance Specialty Insurance LTD., Hannover Rueckversicherung AG, Flagstone Re Ltd., Munich Re America Corporation, Tokio Millennium Re Ltd., Validus Reinsurance, Ltd., various Lloyd’s syndicates, and Twin Bridges, the Company’s Bermuda-based reinsurance subsidiary. Twin Bridges has a 2.75% participation level in the excess of loss treaty for loss and loss adjustment expenses in excess of $2.0 million, per occurrence, up to $5.0 million.
Quota Share Reinsurance. Majestic entered into a 43% ceded quota share agreement effective July 1, 2009, of which 80% was placed with participating reinsurers. The agreement is effective for new and renewal primary insurance policies issued by Majestic on or after July 1, 2009 through June 30, 2010. Under this 43% ceded quota share agreement, the participating reinsurers assume their pro-rata share of the first $500 thousand of losses and loss adjustment expenses from any single occurrence under Majestic’s primary insurance policies and Majestic, in turn, cedes the applicable percentage of premiums to the participating reinsurers. The agreement limits the ceded premiums on primary workers’ compensation business written in New York to $10.0 million. The agreement allows Majestic the option to decrease the percentage ceded to the participating reinsurers on the first day of each calendar quarter, although the percentage cannot be reduced below 21.5%. The participating reinsurers’ losses are capped at 130% of the premiums ceded by Majestic.
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

The quota share reinsurance agreement has been 80% placed with two participating reinsurers, Aspen Re and Axis Specialty, Ltd. Aspen Re and Axis Specialty, Ltd. have each agreed to assume a 40% pro-rata share of the 43% ceded quota share agreement. The remaining 20% of the quota share agreement was not placed with any participating reinsurers and Majestic remains responsible for those losses.
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
Critical Accounting Policies and Estimates
We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2009 and 2008. We believe that the accounting policies set forth in the Notes to our Consolidated Financial Statements and “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements. Effective June 15, 2009, we adopted the guidance on “Recognition and Presentation of Other-Than-Temporary Impairments” related to recognizing credit related other-than-temporary impairments on debt securities.

Results of Operations
Consolidated Results

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)

Revenues
Net premiums earned	$17,324	$24,504	$61,033	$98,040
Fee-based management services	902	1,806	3,636	5,598
Investment income	3,529	2,922	9,561	9,272

Total revenues	21,755	29,232	74,230	112,910

Expenses
Losses and loss adjustment expenses	17,193	19,841	52,081	61,230
Policy acquisition costs	3,663	3,935	11,638	15,203
Fees paid to general agents and brokers	412	534	1,598	3,473
Selling, general and administrative expenses	6,880	9,275	28,500	22,189
Interest expense	952	922	2,739	2,799

Total expenses	29,100	34,507	96,556	104,894

(Loss) income from continuing operations before income taxes	(7,345)	(5,275)	(22,326)	8,016
Tax provision (benefit) from continuing operations	8,313	(2,352)	3,614	(254)

(Loss) income from continuing operations	(15,658)	(2,923)	(25,940)	8,270

Loss from discontinued operations before income taxes	(749)	(1,307)	(1,478)	(6,008)
Tax provision (benefit) from discontinued operations	594	(464)	349	(1,997)

Loss on discontinued operations	(1,343)	(843)	(1,827)	(4,011)

Net (Loss) Income	$(17,001)	$(3,766)	$(27,767)	$4,259

(Loss) earning per share from continuing operations
Basic	$(0.93)	$(0.18)	$(1.55)	$0.50
Fully diluted	$(0.93)	$(0.18)	$(1.55)	$0.50

Loss per share from discontinued operations
Basic	$(0.08)	$(0.05)	$(0.11)	$(0.24)
Fully diluted	$(0.08)	$(0.05)	$(0.11)	$(0.24)
Consolidated Results of Operations Three Months Ended September 30, 2009 and 2008
Total Revenues. Consolidated total revenues decreased $7.5 million, or 26%, to $21.8 million for the three months ended September 30, 2009, from $29.2 million for the three months ended September 30, 2008. The decrease in total revenues was primarily due to a $7.2 million decrease in our consolidated net premiums earned and a $0.9 million decrease from our fee-based management services, which were offset by a $0.6 million increase in net investment income.

Total Expenses. Consolidated total expenses decreased $5.4 million, or 16%, to $29.1 million for the three months ended September 30, 2009, from $34.5 million for the three months ended September 30, 2008. The decrease was primarily attributable to a $2.8 million decrease in selling, general and administrative expenses in our primary insurance segment, and a $2.6 million decrease in loss and loss adjustment expenses in our primary insurance and reinsurance segments.
Loss from Continuing Operations before Taxes. Loss from continuing operations before taxes was $7.3 million for the three months ended September 30, 2009, as compared to a $5.3 million loss from continuing operations for the same period last year. The increase in loss from continuing operations is primarily attributable to decreased operating profit in our primary insurance, reinsurance and fee-based segments and increased selling, general and administrative expenses in our corporate and other segment.
Provision for Income Taxes. We recorded income tax expense from continuing operations of $8.3 million for the three months ended September 30, 2009, compared to an income tax benefit of $2.4 million for the three months ended September 30, 2008. Our income tax expense includes the non-cash full valuation allowance established in the third quarter of 2009 with respect to our net deferred tax asset, somewhat offset by the net income tax benefit on taxable losses of our U.S. domiciled subsidiaries that are included in continuing operations. CRM Holdings and Twin Bridges, our Bermuda domiciled subsidiaries, are not subject to U.S. income taxation.
The income tax expense for the three months ended September 30, 2009 included a current tax benefit of approximately $0.2 million, a deferred tax benefit of $2.9 million and an $11.3 million non-cash valuation allowance on net deferred tax assets. For additional information concerning the valuation allowance related to our deferred tax asset, see “Part I. Financial Information — Item 1. Financial Statements — Note 10. Income Taxes.” The deferred tax benefit of $2.9 million included $3.0 million of net operating loss carry forward as well as the impact of temporary differences from net loss reserves, unearned premiums reserves and deferred policy acquisition costs being reported differently for financial statement purposes than for federal income tax purposes.
The income tax benefit for the three months ended September 30, 2008 included a current tax benefit of $1.8 million and a deferred tax benefit of $0.5 million. The current tax benefit was primarily due to the tax impact of operating losses in our primary insurance segment and CRM USA Holdings, offset by the tax impact of operating income of our fee-based management services segment. The deferred tax benefit of $0.5 million was primarily due to temporary differences from net loss reserves, unearned premium reserves and deferred policy acquisition costs being reported differently for financial statement purposes than for federal income tax purposes.
Discontinued Operations. We recorded net losses of $1.3 million and $0.8 million on discontinued operations for the three months ended September 30, 2009 and 2008, respectively. As of September 8, 2008, we ceased to manage self-insured groups in New York and consequently stopped providing fee-based management services to those self-insured groups. In addition, we ceased providing medical bill review and case management services to self-insured groups and third party clients. Accordingly, the results of CRM and Eimar, which were historically reported in the fee-based management services segment, have been reclassified to discontinued operations. For the three months ended September 30, 2009, we recorded $0.8 million of legal defense costs related to the pending regulatory proceedings and litigation described in “Part I. Financial Information — Item 1. Financial Statements — Note 12. Contingencies” and a $0.7 million deferred tax asset valuation allowance as described in “Part I. Financial Information — Item 1. Financial Statements — Note 10. Income Taxes.”
Net (Loss) Income. Consolidated net loss for the three months ended September 30, 2009 was $17.0 million compared to $3.8 million for the three months ended September 30, 2008. The increase in our net loss is principally attributable to the establishment of a deferred tax valuation allowance and decreases in the operating results of our primary insurance, reinsurance, fee-based management services and corporate and other segments.
Consolidated Results of Operations Nine Months Ended September 30, 2009 and 2008
Total Revenues. Consolidated total revenues decreased $38.7 million, or 34%, to $74.2 million for the nine months ended September 30, 2009, from $112.9 million for the nine months ended September 30, 2008. The decrease in total revenues was due to a $37.0 million decrease in our consolidated net premiums earned and a $2.0 million decrease in revenues from our fee-based management services segment, which were offset by a $0.3 million increase in our net investment income for the nine months ended September 30, 2009 as compared to 2008.

Total Expenses. Consolidated total expenses decreased $8.3 million, or 8%, to $96.6 million for the nine months ended September 30, 2009, from $104.9 million for the nine months ended September 30, 2008. The decrease was primarily attributable to a $9.1 million decrease in loss and loss adjustment expenses in our reinsurance segment, a $3.6 million decrease in policy acquisition costs in our reinsurance segment and a $1.9 million decrease in fees paid to general agents and brokers. These decreases were somewhat offset by $5.3 million in severance expenses related to our former co-chief executive officers in our corporate and other segment and a $1.0 million increase in the allowance for uncollectible premiums in our primary insurance segment for the nine months ended September 30, 2009.
(Loss) Income from Continuing Operations before Taxes. Loss from continuing operations before taxes was $22.3 million for the nine months ended September 30, 2009, as compared to income from continuing operations before taxes of $8.0 million for the same period last year. The decrease in income from continuing operations is primarily attributable to decreased operating results in our primary insurance and reinsurance segments and increased selling, general and administrative expenses in our corporate and other segment.
Provision for Income Taxes. We recorded income tax expense from continuing operations of $3.6 million for the nine months ended September 30, 2009, compared to a $0.3 million for the nine months ended September 30, 2008. Our income tax expense includes the non-cash full valuation allowance established in the third quarter of 2009, with respect to our net deferred tax asset, somewhat offset by the net income tax benefit on taxable losses of our U.S. domiciled subsidiaries that are included in continuing operations. CRM Holdings and Twin Bridges, our Bermuda domiciled subsidiaries, are not subject to U.S. income taxation.
The income tax expense for the nine months ended September 30, 2009 included a current tax benefit of $2.2 million, a deferred tax benefit of $5.6 million and an $11.3 million non-cash valuation allowance on net deferred tax assets,. The deferred tax benefit of $5.6 million includes $4.3 million of net operating loss carry forward as well as the impact of temporary differences from net loss reserves, unearned premiums reserves and deferred policy acquisition costs being reported differently for financial statement purposes than for federal income tax purposes.
The income tax provision for the nine months ended September 30, 2008 included a current tax provision of $0.2 million and a deferred tax benefit of $0.1 million. The current tax provision was primarily due to the tax impact of operating income in our primary insurance segment offset by the tax impact of operating losses of CRM USA Holdings. The deferred tax expense was primarily due to temporary differences from net loss reserves, unearned premium reserves and deferred policy acquisition costs being reported differently for financial statement purposes than for federal income tax purposes.
Discontinued Operations. We recorded net losses of $1.8 million and $4.0 million on discontinued operations for the nine months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009, we recorded $1.4 million of legal defense costs related to the pending regulatory proceedings and litigation as described in “Part I. Financial Information — Item 1. Financial Statements — Note 12. Contingencies” and a $0.7 million deferred tax asset valuation allowance described in “Part I. Financial Information — Item 1. Financial Statements — Note 10. Income Taxes.”
Net (Loss) Income. Consolidated net loss for the nine months ended September 30, 2009 was $27.8 million compared to net income of $4.3 million for the nine months ended September 30, 2008. This primarily resulted from the establishment of a deferred tax valuation allowance, decreases in the net income of our primary insurance and reinsurance segments and an increase in the net loss of our corporate and other segment.

Primary Insurance Segment

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)

Revenues
Net premiums earned	$14,112	$20,477	$53,243	$72,904
Investment income	3,493	2,779	9,257	8,204

Total revenues	17,605	23,256	62,500	81,108

Expenses
Losses and loss adjustment expenses	15,864	17,952	46,843	49,181
Policy acquisition costs	3,028	3,144	9,835	9,445
Selling, general and administrative expenses	3,449	6,239	13,007	14,061
Interest expense	364	384	959	697

Total Expenses	22,705	27,719	70,644	73,384

(Loss) income from continuing operations before income taxes	$(5,100)	$(4,463)	$(8,144)	$7,724

GAAP Combined Ratio
Loss and loss adjustment expense ratio(1)	112.4%	87.7%	88.0%	67.5%
Underwriting expense ratio(2)	45.9%	45.8%	42.9%	32.2%

GAAP combined ratio(3)	158.3%	133.5%	130.9%	99.7%

(1)	The loss and loss adjustment ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned.

(2)	The underwriting expense ratio is calculated by dividing the total of policy acquisition costs and selling, general and administrative expenses by net premiums earned.

(3)	The GAAP combined ratio is the sum of the loss and loss adjustment expense ratio and the underwriting expense ratio.
Primary Insurance Segment Results of Operations Three Months Ended September 30, 2009 and 2008
Net Premiums Earned. Net premiums earned decreased $6.4 million, or 31%, to $14.1 million for the three months ended September 30, 2009, from $20.5 million for the three months ended September 30, 2008. Of this decrease, $6.3 million is attributable to primary insurance policies and $0.1 million is attributable to excess insurance policies.
Geographically, our net premiums earned were:

	Three Months Ended September 30,
	2009		2008
	(Dollars in thousands)
California	$9,177	65%	$11,331	56%
New York/New Jersey	4,454	32%	8,053	39%
Others	481	3%	1,093	5%

Total	$14,112	100%	$20,477	100%

The $6.3 million decrease in net earned premiums on primary policies was in part attributable to reduced payroll levels of our insureds in California and underwriting actions taken on our New York primary insurance business, both of which reduced net earned premiums in the third quarter of 2009 as compared to 2008. In addition, part of the decrease in net earned premiums on primary policies was a result of two external third party quota share agreements effective July 1, 2009, whereby Majestic ceded approximately 47% of its applicable premiums to third party reinsurers for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, where Majestic ceded 40% of its applicable premiums to a third party reinsurer.
Earned premiums within the quarter were also reduced by $3.1 million of estimated reinstatement premiums. Reinstatement premiums represent a non-cash expense for additional ceded premiums that may be due to reinsurers on Majestic’s excess of loss treaty that expired June 30, 2009. The current reinstatement premium accrual is based on the actuary’s estimated ultimate losses, while the exact amount of reinstatement premiums will depend on ultimate paid losses above $500,000 that occurred during the applicable treaty year.
Net Investment Income. Net investment income increased $0.7 million, or 26%, to $3.5 million for the three months ended September 30, 2009, from $2.8 million for the three months ended September 30, 2008. This increase was primarily attributable to higher net realized gains on our available-for-sale portfolio. During the three months ended September 30, 2009, we recorded $0.8 million of net gains resulting from the liquidation of our municipal bond portfolio as described in “Item 1. Financial Statements — Notes to Consolidated Financial Statements — Note 5. Investments,” as compared to $0.2 million of net realized gains during the three months ending September 30, 2008.
Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses decreased $2.1 million, or 12%, to $15.9 million for the three months ended September 30, 2009, from $18.0 million for the three months ended September 30, 2008. This decrease was primarily attributable to the third party quota shares that were in place for the three months ended September 30, 2009 whereby Majestic ceded approximately 47% of the first $500 thousand of losses and loss adjustment expenses to third party reinsurers under Majestic’s primary insurance policies. For the three months ended September 30, 2008, Majestic ceded 40% of the first $500 thousand of losses and loss adjustment expenses to third party reinsurers under Majestic’s primary insurance policies.
In our primary insurance segment during the three months ended September 30, 2009, Majestic experienced $2.0 million of net unfavorable development on prior accident years as compared to $1.2 million of net favorable development on prior accident years for the three months ended September 30, 2008. For the three months ended September 30, 2009, adverse development of $2.4 million in our primary insurance policy business and $0.1 million of amortization expense related to the difference between the fair value of losses and loss adjustment expenses for the three months ended September 30, 2009 as compared to their stated value on the date of the acquisition of Majestic, was offset by $0.5 million favorable development in our excess insurance policy business.
Prior year unfavorable development on primary insurance policies of $2.4 million for the three months ended September 30, 2009 was predominantly from California accident year 2008 and from the business assumed from the National Council on Compensation Insurance, Inc. (“NCCI) residual New Jersey market pool. Losses in Majestic’s excess workers compensation business experienced favorable development of $0.5 million as losses above the self-insured retentions have not emerged as expected.
Within the three months ended September 30, 2008, Majestic recorded a $1.2 million decrease in its prior year estimated cost of settling claims as a result of favorable loss cost trends in California that resulted from the legislative reforms that were enacted in 2004. In addition, losses in Majestic’s excess workers compensation business developed better than expected, as losses above the self-insured retention did not emerge as expected.
The losses and loss adjustment expense ratio for Majestic for the three months ended September 30, 2009 was 112% as compared to 88% for the three months ended September 30, 2008. Excluding prior year development, Majestic’s losses and loss adjustment expense ratio was 98% for the three months ended September 30, 2009 and 93% for the three months ended September 30, 2008. The current year losses and loss adjustment expense ratio was higher in 2009 as a result of an increase in losses and loss adjustment expenses for the 2009 accident year in California and the effects of reduced net earned premiums. Majestic’s net earned premiums were reduced by: (1) lower average prices for premiums earned in the three months ended September 30, 2009 as compared to the same period of the prior year; (2) reinstatement premiums that reduced net earned premiums as described in “Primary Insurance Segment Results of Operations Three Months Ended September 30, 2009 and 2008 — Net Premiums Earned;” and (3) the completion of premium audits which resulted in a return of premiums to policyholders.

We have established loss reserves for our primary insurance segment at September 30, 2009 that are based upon our current best estimate of loss costs. Loss reserves do not represent an exact calculation of liability, but instead represent management’s best estimates, generally utilizing actuarial expertise and projection techniques, at a given accounting date. Reserves for losses and loss adjustment expenses are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. The methods for making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any adjustments are reflected in current operations. For additional information regarding our reserves for losses and loss adjustment expenses, our processes for establishing the reserves and the risks associated therewith, see our Annual Report on Form 10-K for the year ended December 31, 2008 under the headings “Item 1. Business — Primary Insurance Segment — Reserves for Losses and Loss Adjustment Expenses,” “Item 1A. Risk Factors — Our loss reserves are based on estimates and may be inadequate to cover our losses,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Reserve for Losses and Loss Adjustment Expenses.”
Policy Acquisition Costs. Policy acquisition costs remained unchanged at $3.0 million for the three months ended September 30, 2009. Higher regulatory expenses on policies underwritten in New York and assumed under the New Jersey NCCI pools were offset by lower premium taxes as a result of lower net earned premiums.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.8 million, or 45%, to $3.4 million for the three months ended September 30, 2009, from $6.2 million for the three months ended September 30, 2008. Of this decrease, $1.9 million was attributable to lower general corporate overhead expenses allocated from our corporate and other segment to the primary insurance segment, as described below in “Corporate and Other Segment Results of Operations Three Months Ended September 30, 2009 and 2008,” and $1.1 was attributable to lower bad debt expense in the three months ended September 30, 2009. This was somewhat offset by higher professional and consulting fees for the third quarter of 2009 as compared to 2008. The underwriting expense ratios for our primary insurance segment for both the three months ended September 30, 2009 and 2008 were 46%.
Interest Expense. Interest expense remained relatively unchanged at $0.4 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.
Loss from Continuing Operations before Income Taxes. Loss from continuing operations before income taxes attributable to the primary insurance segment for the three months ended September 30, 2009 was $5.1 million, compared to $4.5 million for the three months ended September 30, 2008. This increase is principally attributed to lower net earned premiums, somewhat offset by decreases in selling, general and administrative expenses and losses and loss adjustment expenses.
Primary Insurance Segment Results of Operations Nine Months Ended September 30, 2009 and 2008
Net Premiums Earned. Net premiums earned decreased $19.7 million, or 27%, to $53.2 million for the nine months ended September 30, 2009, from $72.9 million for the nine months ended September 30, 2008. Of this decrease, $18.9 million is attributable to primary insurance policies and $0.7 million is attributable to excess insurance policies.
Geographically, our net premiums earned were:

	Nine months Ended September 30,
	2009		2008
	(Dollars in thousands)
California	$32,899	62%	$43,926	60%
New York/New Jersey	17,906	34%	26,138	36%
Others	2,438	4%	2,840	4%

Total	$53,243	100%	$72,904	100%

The decrease in net earned premiums for the nine months ended September 30, 2009 as compared to September 30, 2008 is partially attributable to the factors discussed above in “Primary Insurance Segment Results of Operations Three Months Ended September 30, 2009 and 2008 — Net Premiums Earned.” In general, more premiums were ceded to reinsurers under quota share agreements in each quarter of 2009 as compared to 2008. Majestic ceded premiums to external and affiliate reinsurers in 2009 as compared to 2008 shown as follows:

	2009	2008

Quarter ended March 31,
Max Re I (1)	40%	0%
Aspen/Axis (2)	0%	0%

Total External Quota Share %	40%	0%
Twin Bridges	5%	40%

Total Quota Share %	45%	40%

Quarter ended June 30,
Max Re I (1)	40%	0%
Aspen/Axis (2)	0%	0%

Total External Quota Share %	40%	0%
Twin Bridges	5%	5%

Total Quota Share %	45%	5%

Quarter ended September 30,
Max Re II (3)	13%	40%
Aspen/Axis (2)	34%	0%

Total External Quota Share %	47%	40%
Twin Bridges	5%	5%

Total Quota Share %	52%	45%

(1)	Max Re I quota share was effective July 1, 2008 through June 30, 2009.

(2)	Aspen/Axis quota share is effective July 1, 2009 through June 30, 2010. The cession percentage reflects the 80% placement with Aspen Re and Axis under the 43% quota share agreement.

(3)	Max Re II quota share is effective July 1, 2009 through June 30, 2010. The cession percentage approximates the 15% quota share agreement exclusive of premiums underwritten in New York.
The impact of these quota share agreements, reinstatement premiums, reduced payrolls, and non renewal of certain risks in New York resulted in lower primary insurance net earned premiums for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The principal factors contributing to lower net earned premiums on excess policies were a reduction in both policy count and reported payrolls.
Net Investment Income. Net investment income increased $1.1 million, or 13%, to $9.3 million for the nine months ended September 30, 2009, from $8.2 million for the nine months ended September 30, 2008. This increase was attributable to increased fixed-income and short-term investment holdings which resulted in higher investment income and higher net realized gains on our available-for-sale portfolio for the nine months ended September 30, 2009 as compared to September 30, 2008.
Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses decreased $2.3 million, or 5%, to $46.8 million for the nine months ended September 30, 2009, from $49.2 million for the nine months ended September 30, 2008.

In our primary insurance segment during the nine months ended September 30, 2009, Majestic experienced $1.8 million of net unfavorable development on prior accident years as compared to $6.2 million of net favorable development on prior accident years for the three months ended September 30, 2008. Adverse development of $2.3 million in our primary insurance policy business was somewhat offset by $0.5 million of favorable development in our excess insurance policy business for the three months ended September 30, 2009.
Unfavorable development of $2.3 million on primary insurance policies for the nine months ended September 30, 2009 was predominantly from California accident year 2008 and from the business assumed from the NCCI residual New Jersey market pool.
Losses in Majestic’s excess workers compensation business experienced favorable development of $0.5 million as losses above the self-insured retentions have not emerged as expected and a change in the method used to select the point estimate for loss reserves associated with excess insurance policies written in New York. Management historically established reserves for losses and loss adjustment expenses at the actuary’s best estimate of expected outcomes for most assumed risks and at a higher, moderately conservative level for risks originating from excess insurance policies issued to self-insured groups in New York. Following the transfer of the claims administration of the New York self-insured groups, as discussed above in Note 2, the new third party administrators changed the underlying methodology used to establish reserves for losses and loss adjustment expenses which resulted in a significant increase in case reserves. In light of the new reserving methodology being used by the third party administrators of the New York self-insured groups during the first quarter of 2009, management determined that continuing to establish reserves for risks originating from excess insurance policies issued to self-insured groups in New York at a higher, moderately conservative level would lead to redundant reserves associated with these risks. Consequently, management now establishes reserves for losses and loss adjustment expenses originating from excess insurance policies issued to New York self-insured groups at the actuary’s best estimate. Favorable loss reserve development in prior accident years and the change in reserving methodology resulted in favorable development from risks originating from the New York self-insured groups. This favorable development was somewhat offset by unfavorable development in risks originating from the California self-insured groups and excess policies underwritten in Florida.
For the nine months ended September 30, 2008, Majestic recorded $6.2 million of favorable development as a result of favorable loss cost trends in California that resulted from the legislative reforms that were enacted in 2004, and included data that suggested that both paid losses and incurred losses were trending favorably.
The losses and loss adjustment expense ratio for Majestic for the nine months ended September 30, 2009 was 88% as compared to 68% for the nine months ended September 30, 2008. Excluding prior year development, Majestic’s losses and loss adjustment expense ratio was 85% for the nine months ended September 30, 2009 and 76% for the nine months ended September 30, 2008. The current year losses and loss adjustment expense ratio was higher in 2009 as a result of an increase in losses and loss adjustment expenses for the 2009 accident year in California and the effects of reduced net earned premiums. Majestic’s net earned premiums were reduced by: (1) lower average prices for premiums earned in the nine months ended September 30, 2009 as compared to the same period of the prior year; (2) reinstatement premiums that reduced net earned premiums as described in “Primary Insurance Segment Results of Operations Nine Months Ended September 30, 2009 and 2008 — Net Premiums Earned;” and (3) the completion of premium audits which resulted in a return of premiums to policyholders.
We have established loss reserves for our Primary Insurance segment at September 30, 2009 that are based upon our current best estimate of loss costs. Loss reserves do not represent an exact calculation of liability, but instead represent management’s best estimates, generally utilizing actuarial expertise and projection techniques, at a given accounting date. Reserves for losses and loss adjustment expenses are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. The methods for making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any adjustments are reflected in current operations. For additional information regarding our reserves for losses and loss adjustment expenses, our processes for establishing the reserves and the risks associated therewith, see our Annual Report on Form 10-K for the year ended December 31, 2008 under the headings “Item 1. Business — Primary Insurance Segment — Reserves for Losses and Loss Adjustment Expenses,” “Item 1A. Risk Factors — Our loss reserves are based on estimates and may be inadequate to cover our losses,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Reserve for Losses and Loss Adjustment Expenses.”

Policy Acquisition Costs. Policy acquisition costs increased $0.4 million, or 4%, to $9.8 million for the nine months ended September 30, 2009, from $9.4 million for the nine months ended September 30, 2008. Higher regulatory expenses on policies underwritten in New York and assumed under the New Jersey NCCI pools were offset by lower premium taxes as a result of lower net earned premiums.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.1 million, or 8%, to $13.0 million for the nine months ended September 30, 2009, from $14.0 million for the nine months ended September 30, 2008. This decrease was primarily attributable to $2.2 million decrease in the general corporate overhead expenses allocated from our corporate and other segment to the primary segment in the three months ended September 30, 2009, as described below in “Corporate and Other Segment Results of Operations Nine Months Ended September 30, 2009 and 2008.” This decrease was somewhat mitigated as the nine months ended September 30, 2008 included the reversal of $1.0 million of prior year guarantee fund assessments. The underwriting expense ratios for our primary insurance segment for the nine months ended September 30, 2009 and 2008 were 43% and 32%, respectively.
Interest Expense. Interest expense increased $0.3 million to $1.0 million for the nine months ended September 30, 2009, from $0.7 million for the nine months ended September 30, 2008. Increased balances provided by third party reinsurers and Twin Bridges as collateral for unpaid ceded liabilities under reinsurance agreements resulted in higher intercompany interest expense for the nine months ended September 30, 2009 as compared to September 30, 2008.
(Loss) Income from Continuing Operations before Income Taxes. Loss from continuing operations before income taxes attributable to the primary insurance segment for the nine months ended September 30, 2009 was $8.1 million, compared to income from continuing operations before income taxes of $7.7 million for the nine months ended September 30, 2008. The decrease in net income to net loss for the nine months ended September 30, 2009 as compared to September 30, 2008 is principally attributed to lower net earned premiums, somewhat offset by lower loss and loss adjustment expenses and decreased selling, general and administrative expenses.
Reinsurance Segment

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)

Revenues
Net premiums earned	$3,212	$4,027	$7,790	$25,136
Investment income	307	491	1,133	1,587

Total revenues	3,519	4,518	8,923	26,723

Expenses
Losses and loss adjustment expenses	1,328	1,889	5,238	12,046
Policy acquisition costs	824	995	2,155	6,470
Selling, general and administrative expenses	126	197	707	733

Total Expenses	2,278	3,081	8,100	19,249

Income from continuing operations before income taxes	$1,241	$1,437	$823	$7,474

GAAP Combined Ratio
Loss and loss adjustment expense ratio(1)	41%	47%	67%	48%
Underwriting expense ratio(2)	30%	30%	37%	29%

GAAP combined ratio(3)	71%	77%	104%	77%

(1)	The loss and loss adjustment ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned.

(2)	The underwriting expense ratio is calculated by dividing the total of policy acquisition costs and selling, general and administrative expenses by net premiums earned.

(3)	The GAAP combined ratio is the sum of the loss and loss adjustment expense ratio and the net underwriting expense ratio.

Reinsurance Segment Results of Operations Three Months Ended September 30, 2009 and 2008
Net Premiums Earned. Net premiums earned decreased $0.8 million, or 20%, to $3.2 million for the three months ended September 30, 2009, from $4.0 million for the three months ended September 30, 2008. The decrease was primarily due to a $0.7 million reduction in net premiums ceded from Majestic to Twin Bridges under Majestic’s excess quota share agreement. Reduced premiums under management of the of the self-insured entities in California and excess policies underwritten in Florida were offset by additional earned premiums in New York as a result of final payroll audits of expired policies.
Net Investment Income. Net investment income decreased $0.2 million, or 37%, to $0.3 million for the three months ended September 30, 2009, from $0.5 million for the three months ended September 30, 2008. The decrease was primarily due to a lower yield on cash and cash equivalents and funds provided to Majestic for unpaid ceded liabilities under reinsurance agreements for the three months ended September 30, 2009 as compared to the same period last year.
Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses decreased $0.6 million, or 30%, to $1.3 million for the three months ended September 30, 2009, from $1.9 million for the three months ended September 30, 2008. The decrease was primarily due to lower assumed losses on lower earned premiums as described above in “Reinsurance Segment Results of Operations Three Months Ended September 30, 2009 and 2008 — Net Premiums Earned” and a favorable development of prior year estimated loss and loss adjustment expenses in the third quarter of 2009 as compared to the third quarter of 2008.
During the three months ended September 30, 2009, Twin Bridges experienced $0.6 million of net favorable loss development on prior accident years. Similar to the favorable development experienced by Majestic on excess insurance policies, Twin Bridges experienced $0.9 million of favorable development on risks assumed from Majestic under the excess quota share agreement. In addition, favorable loss reserve development of $0.3 million resulted from favorable loss cost trends arising out of Twin Bridges participation on Majestic’s excess of loss treaty. This favorable development was somewhat offset by $0.6 million of unfavorable loss reserve development on losses Twin Bridges assumed under the primary quota share agreement for California accident year 2008.
For the three months ended September 30, 2008, Twin Bridges recorded $0.4 million of favorable loss reserve development. Since Twin Bridges had limited historical experience, losses on excess policies were estimated based on industry data. Because of lower than industry average number of reported claims and other relevant business factors, we considered it appropriate to establish reserves at the actuary’s best estimate of expected outcomes for assumed risks originating in California, and at a higher, moderately conservative level for risks in other states. This determination resulted in Twin Bridges recognizing favorable development related to prior years in the three months ended September 30, 2008.
The losses and loss adjustment expense ratio for Twin Bridges for the three months ended September 30, 2009 was 41% compared to 47% for the three months ended September 30, 2008. Excluding prior year development, Twin Bridges losses and loss adjustment expense ratio was 59% for the three months ended September 30, 2009 and 57% for the three months ended September 30, 2008.
Policy Acquisition Costs. Policy acquisition costs decreased $0.2 million, or 17%, to $0.8 million for the three months ended September 30, 2009, from $1.0 million for the three months ended September 30, 2008. The decrease was primarily due to lower net earned premiums described above in “Reinsurance Segment Results of Operations Three Months Ended September 30, 2009 and 2008 — Net Premiums Earned.” Policy acquisition costs, as a percentage of net earned premiums, were unchanged for the three months ended September 30, 2009 as compared to September 30, 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.1 million, or 20%, to $0.2 million for the three months ended September 30, 2009, from $0.3 million for the three months ended September 30, 2008. The decrease is primarily due to lower professional fees related to actuary and audit expense. The underwriting expense ratios for our reinsurance segment were 30% for the three months ended September 30, 2009 and for the three months ended September 30, 2008.
Income from Continuing Operations before Income Taxes. Income from continuing operations before income taxes attributable to the reinsurance segment decreased $0.2 million, or 14%, to $1.2 million for the three months ended September 30, 2009 as compared to the same period last year. Decreases in net earned premiums and investment income were offset by decreases in losses and loss adjustment expenses, policy acquisition costs and selling, general and administrative expenses.
Reinsurance Segment Results of Operations Nine Months Ended September 30, 2009 and 2008
Net Premiums Earned. Net premiums earned decreased $17.3 million, or 69%, to $7.8 million for the nine months ended September 30, 2009, from $25.1 million for the nine months ended September 30, 2008. The decrease was primarily due to a $9.3 million decrease in net premiums ceded from Majestic to Twin Bridges under the primary quota share agreement, a $6.3 million decrease in net premiums ceded from Majestic to Twin Bridges under Majestic’s excess quota share agreement and a $1.7 million decrease in net premiums ceded from Majestic to Twin Bridges under Majestic’s excess of loss treaty for the nine months ended September 30, 2009 as compared to 2008.
Of the reduction in net premiums under the primary quota share agreement, $8.5 million is attributable to a reduction in net premiums ceded from Majestic to Twin Bridges in the first quarter of 2009. Under the primary quota share agreement, Twin Bridges assumed 5% of applicable premiums, after excess reinsurance, from Majestic for the three months ended September 30, 2009 and assumed 40% of applicable premiums, after excess reinsurance, from Majestic for the three months ended September 30, 2008. The remainder of the decrease in net premiums under the primary quota share is attributable lower policy premiums at Majestic as described above in “Primary Insurance Segment Results of Operations Nine Months Ended September 30, 2009 and 2008 — Net Premiums Earned.”
In addition, net premiums earned under the excess quota share agreement were $6.3 million lower for the nine months ended September 30, 2009 as compared to 2008. Of this reduction, $4.3 million is due to reduced premiums under management of the self-insured entities in California and excess policies underwritten in Florida and $2.0 million is attributable to the 2008 first quarter closure of the New York self-insured groups formerly managed by CRM.
Net premiums ceded from Majestic to Twin Bridges under Majestic’s excess of loss treaty also decreased $1.7 million for the nine months ended September 30, 2009 as compared to 2008. This decrease is attributable to a decrease in Twin Bridges’ participation when the treaty renewed July 1, 2008.
Net Investment Income. Net investment income decreased $0.5 million, or 29%, to $1.1 million for the nine months ended September 30, 2009, from $1.6 million for the nine months ended September 30, 2008. The decrease was primarily due to a reduction in investment holdings as a result of a distribution of capital to its parent company, somewhat offset by investment income earned on higher balances of funds provided as collateral to Majestic for unpaid ceded liabilities for the nine months ended September 30, 2009 as compared to September 30, 2008.
Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses decreased $6.8 million, or 57%, to $5.2 million for the nine months ended September 30, 2009, from $12.0 million for the nine months ended September 30, 2008.
During the nine months ended September 30, 2009, Twin Bridges experienced $0.4 million of net favorable development on prior accident years as compared to $3.8 million of favorable development for the nine months ended September 30, 2008.
Similar to the favorable development experienced by Majestic on excess insurance policies, Twin Bridges experienced $1.2 million of favorable development arising from the excess quota share agreement. This favorable development was somewhat offset by $0.7 million of unfavorable loss reserve development on losses Twin Bridges assumed under Majestic’s primary quota share agreement covering California accident year 2008 and $0.1 million unfavorable development on losses Twin Bridges assumed under Majestic’s excess of loss treaty.

For the nine months ended September 30, 2008, Twin Bridges recognized $3.8 million of favorable development on prior accident years. Since Twin Bridges had limited historical experience, losses on excess policies were estimated based on industry data. Because of lower than industry average number of reported claims and other relevant business factors, Twin Bridges loss reserves were established at the actuary’s best estimate of expected outcomes for assumed risks originating in California, and at a higher, moderately conservative level for risks in other states. This determination has resulted in Twin Bridges recognizing favorable development related to prior years in the nine months ended September 30, 2008.
The losses and loss adjustment expense ratio for Twin Bridges for the nine months ended September 30, 2009 was 67% compared to 48% for the nine months ended September 30, 2008. Excluding prior year development, Twin Bridges losses and loss adjustment expense ratio was 72% for the nine months ended September 30, 2009 and 63% for the nine months ended September 30, 2008.
Policy Acquisition Costs. Policy acquisition costs decreased $4.3 million, or 67%, to $2.2 million for the nine months ended September 30, 2009, from $6.5 million for the nine months ended September 30, 2008. The decrease was primarily due to lower net earned premiums described above in “Reinsurance Segment Results of Operations Nine Months Ended September 30, 2009 and 2008 — Net Premiums Earned.” Policy acquisition costs, as a percentage of net earned premiums, were unchanged for the nine months ended September 30, 2009 as compared to September 30, 2008.
Selling, General and Administrative Expenses. Selling, general and administrative expenses remained relatively unchanged at $0.7 million. Selling, general and administrative expenses at Twin Bridges are fixed in nature and not sensitive to changes in premium volume. The underwriting expense ratios for our reinsurance segment were 37% and 29% for the nine months ended September 30, 2009 and 2008, respectively.
Income from Continuing Operations before Income Taxes. Income from continuing operations before income taxes attributable to the reinsurance segment for the nine months ended September 30, 2009 was $0.8 million compared to $7.4 million for the nine months ended September 30, 2008. This decrease was principally attributable to lower net earned premiums assumed from Majestic, somewhat offset by related decreases in loss and loss adjustment expenses and policy acquisition costs.
Fee-Based Management Services Segment

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)

Revenues
Management fees	$1,090	$2,010	$3,988	$6,307
Investment expense	(4)	(2)	(13)	(5)

Total revenues	1,086	2,008	3,975	6,302

Expenses
Fees paid to general agents and brokers	412	534	1,598	3,473
Selling, general and administrative expenses	689	968	2,445	2,702

Total Expenses	1,101	1,502	4,043	6,175

(Loss) income from continuing operations before income taxes	$(15)	$506	$(68)	$127

Fee-Based Management Services Segment Results of Operations Three Months Ended September 30, 2009 and 2008
Revenues from Fee-Based Management Services. Revenues from fee-based management services decreased $0.9 million, or 46%, to $1.1 million for the three months ended September 30, 2009, from $2.0 million for the three months ended September 30, 2008. The decrease in revenues was principally attributable to a reduction in the number of self-insured groups under management, lower payrolls of the self-insured groups currently under management and lower contribution rates being charged to the members. Approximately 65%, 19% and 9% of the decrease was due to lower revenues form our self-insured groups covering contracting, auto dealer and healthcare industries, respectively.
Effective March 1, 2009 the Preferred Auto Dealers Self-Insured Program voluntarily terminated active operations. On October 13, 2009, the Contractors Access Program (“CAP”) voted to voluntarily terminate active operations on January 1, 2010. CRM CA will be working with the State of California and the self-insured groups to terminate and conclude the programs in accordance with State regulations.
Fees Paid to General Agents and Brokers. Fees paid to general agents and brokers decreased $0.1 million, or 23%, to $0.4 million for the three months ending September 30, 2009 from $0.5 million for the three months ended September 30, 2008. This decrease is primarily due to the reduction of related revenues from fee-based management services described above in “Fee-Based Management Services Segment Results of Operations Three Months Ended September 30, 2009 and 2008 — Revenues from Fee-Based Management Services.”
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.3 million, or 29%, to $0.7 million for the three months ended September 30, 2009, from $1.0 million for the three months ended September 30, 2008. The decrease was primarily due to decreased payroll and related expenses and lower sales, advertising and marketing expenses and professional fees.
Loss from Continuing Operations before Income Taxes. Results of operations for the fee-based management services segment before income taxes were break even for the three months ended September 30, 2009 as compared in income from continuing operations before income taxes of $0.5 million for the three months ended September 30, 2008. This was primarily due to a decrease in selling general and administrative expenses and fees paid to general agents and brokers, somewhat offset by decreased fee-based management services revenues.
Fee-Based Management Services Segment Results of Operations Nine Months Ended September 30, 2009 and 2008
Revenues from Fee-Based Management Services. Revenues from fee-based management services decreased $2.3 million, or 37%, to $4.0 million for the nine months ended September 30, 2009, from $6.3 million for the nine months ended September 30, 2008. The decrease in revenues was principally attributable to a reduction in the number of self-insured groups under management, lower payrolls of the self-insured groups formerly and currently under management and lower contribution rates being charged to the members. Approximately 46%, 25% and 21% of the decrease was due to lower revenues from our self-insured groups covering contracting, auto dealer and healthcare industries, respectively.
Fees Paid to General Agents and Brokers. Fees paid to general agents and brokers decreased $1.9 million, or 54%, to $1.6 million for the nine months ending September 30, 2009 from $3.5 million for the nine months ended September 30, 2008. This decrease is primarily due to $1.6 million of expense being recorded in fees paid to general agents and brokers during the second quarter of 2008 which was related to the settlement of the Cornerstone litigation. For a further discussion of the Cornerstone litigation, see “Notes to Consolidated Financial Statements — Note 20. Contingencies” in Item 8 of our Form 10-K for the fiscal year ended December 31, 2008.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.3 million, or 16%, to $2.4 million for the nine months ended September 30, 2009, from $2.7 million for the nine months ended September 30, 2008. The decrease was primarily due to decreased payroll and related expenses and lower sales, advertising and marketing expenses.

Loss from Continuing Operations before Income Taxes. Loss from continuing operations for the fee-based management services segment before income taxes was $0.1 million for the nine months ended September 30, 2009, as compared in income from continuing operations before income taxes of $0.1 million for the three months ended September 30, 2008. Decreases in fees paid to general agents and brokers and selling, general and administrative expenses were offset by decreased fee-based management services revenues.
Corporate and Other Segment
Corporate and Other Segment Results of Operations Three Months Ended September 30, 2009 and 2008
Net Investment Income. Net investment income of approximately $0.1 million remained relatively unchanged for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008.
Interest Expense. Interest expense remained unchanged at $0.9 million for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.8 million, or 40%, to $2.6 million for the three months ended September 30, 2009, from $1.9 million for the three months ended September 30, 2008. The increase was principally due to a $1.9 million reduction in allocated general corporate overhead expenses to the primary insurance segment. General corporate overhead expenses allocated to the primary insurance segment in the third quarter of 2009 were reduced as Majestic paid a quarterly dividend to CRM USA in that same period. Majestic did not pay dividends for the three months ended September 30, 2008. This increase was somewhat offset by lower payroll and related expenses associated with our former co-chief executive officers, and reduced professional fees for the three months ended September 30, 2009 as compared to the same period last year.
Corporate and Other Segment Results of Operations Nine Months Ended September 30, 2009 and 2008
Net Investment Income. Net investment income decreased $0.1 million for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008. This decrease was primarily due to a reduction in investment holdings for the nine months ended September 30, 2009 as compared to 2008.
Interest Expense. Interest expense decreased $0.1 million, or 5%, to $2.7 million for the nine months ended September 30, 2009, as compared to $2.8 million for the nine months ended September 30, 2008. This decrease is attributable to a lower floating interest rate on Embarcadero’s senior debt obligations.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7.6 million to $12.3 million for the nine months ended September 30, 2009, from $4.7 million for the nine months ended September 30, 2008.
The increase was primarily due to $5.3 million of severance expense related to the March 2009 resignation of our former chief executive officer and the acceleration of the recognition of severance payments related to the resignation of our former co-chief executive officer. Previously, we recognized severance expense for our former co-chief executive officer, who resigned in December 2006, over the term of his non-complete/non-solicitation covenant, which expires December 2010. Due to our decreased presence in the self-insured group market and the current economic and regulatory environment, we determined that there is not a significant ongoing economic benefit related to our former co-chief executive officer’s non-compete/non-solicitation covenant. Accordingly, we recorded the severance expense related to our former co-chief executive officers in the first quarter of 2009.
In addition, selling, general and administrative expenses increased for the nine months ended September 30, 2009 as compared to 2008 due to a reduction in allocated general corporate overhead expenses from the corporate and other segment to the primary insurance segment. These general corporate overhead expense allocations were reduced by $2.2 million in the third quarter of 2009 as described above in above in “Corporate and Other Segment Results of Operations Three Months Ended September 30, 2009 and 2008 — Selling, General and Administrative Expenses.”

Investment Portfolio
We invest the funds made available by our insurance and reinsurance subsidiaries’ capital and the net cash flows from operations, with the objective to earn income and realized gains on investments. At September 30, 2009, our investment portfolio, including short-term investments and cash and cash equivalents, totaled $356 million, as compared to $345 million at December 31, 2008. The following table shows the fair market values of various categories of our available-for-sale investment portfolio, the percentage of the total market value of our invested assets represented by each category and the tax equivalent yield to maturity based on the fair market value of each category of invested assets as of the dates indicated:

	As of September 30, 2009			As of December 31, 2008
	(Dollars in thousands)
		Percent			Percent
	Fair	of		Fair	of
Description of Securities	Value	Total	Yield	Value	Total	Yield
U.S. Treasury and government sponsored agency securities	$84,849	27%	2.9%	$93,768	30%	3.5%
Obligations of states and political subdivisions	85,554	28%	4.8%	104,280	33%	5.0%
Corporate and other obligations	139,051	45%	4.8%	115,574	37%	5.0%

Total investments, available-for-sale	$309,454	100%	4.3%	$313,622	100%	4.5%

The following table shows the ratings distribution of our fixed-income portfolio by Standard and Poor’s rating as a percentage of total market value as of the dates indicated:

	As of September 30,
Rating	2009
	(Dollars in thousands)

“AAA”	$157,279	51%
“AA”	81,079	26%
“A”	64,597	21%
“BBB”	5,861	2%
“Other”	638	0%

Total fixed-maturity securities	$309,454	100%

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

In order to maximize after tax yields of the investment portfolio, we began liquidating our municipal bond portfolio in the second quarter of 2009. Proceeds from the liquidation are being reinvested in taxable fixed-maturity securities. As a result, we recorded gross realized gains of $1.4 million for the nine months ended September 30, 2009. Realized losses included $0.1 million of impairment charges related to municipal securities that were determined to be other-than-temporarily impaired as the Company intent is to sell its remaining municipal bond securities.
The fair value guidance creates a common definition of fair value, establishes a hierarchy for determining fair value that emphasizes the use of observable market data whenever available and requires expanded disclosures as described in more detail in Note 5 of the Notes to our Consolidated Financial Statements under Item 1. We outsource investment accounting services for our available-for-sale investment portfolio to a third party. Through this third party, we use nationally recognized pricing services to estimate fair value measurements for our investments. These pricing services include FT Interactive Data, Hub Data, J.J. Kenny, Standard & Poors, Reuters and the Bloomberg Financial Market Services. The pricing services use market quotations for securities that have quoted prices in active markets. When quoted prices are unavailable, the pricing services use significant other observable inputs that are more subjective, such as pricing models or other financial analytical methods. To validate the techniques or models used by the pricing services, we compare the fair value estimates to our perception of the current market and will challenge any prices deemed not to be representative of fair value.
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
Our insurance subsidiaries, Majestic and Twin Bridges, maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims. At September 30, 2009, short-term investments and fixed maturity investments maturing within two years amounted to $64.1 million and $2.5 million in Majestic and Twin Bridges, respectively. These securities provide adequate sources of liquidity for the expected payment of our loss reserves in the near future. We do not expect to sell securities to pay our policy liabilities as they come due.

CRM USA Holdings had access to a revolving credit facility with KeyBank under which CRM USA Holdings was entitled to borrow up to $2 million. KeyBank terminated the revolving credit facility on March 18, 2009. We have not replaced this revolving credit facility but may seek to do so in the future.
Consolidated Cash Flows. Net cash used in operating activities was $10.3 million for the nine months ended September 30, 2009 as compared to net cash provided by operating activities of $40.3 million for the nine months ended September 30, 2008. The decrease in cash was primarily due to decreases in consolidated net income and increases in our reinsurance recoverable and reinsurance payable, a result of the external quota share agreements.
Net cash provided by investing activities was $16.8 million for the nine months ended September 30, 2009 as compared to net cash used in investing activities of $37.1 million for the nine months ended September 30, 2008. The increase in cash was primarily due to proceeds received from maturities of available-for-sale investments, somewhat offset by purchases of available-for-sale investments.
Net cash provided by financing activities increased $1.0 million to $1.1 million for the nine months ended September 30, 2009, as compared to $0.1 million for the nine months ended September 30, 2008. The increase was primarily attributable to an increase in restricted cash and cash equivalents on deposit with various regulatory agencies as required by law.
Capital Resources
In our insurance and reinsurance subsidiaries, Majestic and Twin Bridges, cash and liquid investments are required to pay claims and expenses, but the amount of capital in our insurance and reinsurance subsidiaries and our financial strength ratings influence how much premium we can write.
Majestic has been assigned an insurer financial strength rating of “A-” (Excellent) by A.M. Best. Twin Bridges has been assigned an insurer financial strength rating of “B++” (Good). A.M. Best assigned a negative outlook to the ratings. A.M. Best reaffirmed these ratings on August 10, 2009. Our competitive position is partly determined by these financial strength ratings and therefore we could be affected by a reduction in these ratings. These ratings reflect A.M. Best’s opinion of our financial strength, operating performance and ability to meet obligations. If an independent rating agency downgrades or withdraws either of our ratings, we could be severely limited or prevented from writing any new insurance or reinsurance contracts, which would significantly and negatively affect our business. Insurer financial strength ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors.
In securing its “A-” rating from A.M. Best, Majestic purchased quota share reinsurance coverage and ceded premiums and losses under the agreements as described above in “Reinsurance Coverage” and “Results of Operations — Primary Insurance Segment — Primary Insurance Segment Results of Operations Nine Months Ended September 30, 2009 and 2008.” Majestic’s purchase of quota share reinsurance was based, in part, on A.M. Best’s concern over limited capital being readily available. Under quota share reinsurance, the reinsurer accepts a pro rata share of the insurer’s, or ceding company’s, losses and an equal share of the applicable premiums. The reinsurer also pays the ceding company a fee, known as a ceding commission, which is usually a percentage of the premiums ceded. Quota share reinsurance allows the ceding company to increase the amount of business it could otherwise write by sharing the risks with the reinsurer. The effect of the quota share reinsurance on the ceding company is similar to increasing its capital which is the principal constraint on the amount of business an insurance company can prudently write.
We are currently exploring ways to enhance our capital position so that we can reduce or completely eliminate the need for quota share reinsurance arrangements without jeopardizing our financial strength ratings from A.M. Best. Our explorations are at the preliminary stage and we cannot determine whether or when additional capital will be available to us or what the amount, form or cost of the capital will be. If capital is available, it could involve substantial dilution to existing stockholders. Furthermore, we believe that our ability to raise additional capital will be adversely affected until there is greater clarity with respect to the pending regulatory matters and litigation as described above in “Part 1. Financial Information — Item 1. Financial Statements. — Note 12 — Contingencies.” If we cannot maintain or obtain adequate capital to manage our business strategy, our business, results of operations and financial condition would be materially and adversely affected.

Our common shares are currently traded on the Nasdaq Global Select Market under the symbol “CRMH.” Our common shares could be delisted from the Nasdaq Global Select Market if we fail to meet any of the continued listing standards of the Nasdaq Global Select Market. These continued listing standards include specifically enumerated criteria, including a $1.00 minimum closing bid price. On November 10, 2009, we received a Nasdaq Staff Deficiency Letter indicating that we fail to comply with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market as set forth in Marketplace Rule 5450(a)(1). For additional information and the risks associated with the Nasdaq’s notice, see “Item 1A. Risk Factors — Our common shares could be delisted from the Nasdaq Global Select Market if we fail to continue to meet all applicable Nasdaq Global Select Market requirements” below.
Contractual Obligations
All of our outstanding financing obligations are included in the Consolidated Financial Statements and accompanying notes contained in Item 1. The table below sets forth the amounts of our contractual obligations, including interest payable, at September 30, 2009:

	Payment Due by Period
		Less than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)
Contractual Obligations	$9,152	$5,377	$3,375	$400	$—
Long Term Debt Obligations(1)	137,705	3,484	6,968	6,968	120,285
Operating Lease Obligations	29,461	4,049	5,971	4,911	14,530
Retrospective Premiums(2)	306	306	—	—	—
Reinstatement Premiums	3,107	—	—	—	3,107
Gross Loss and Loss Adjustment Reserves(3)	284,992	59,915	85,063	47,513	92,501

Total Contractual Obligations	$464,723	$73,131	$101,377	$59,792	$230,423

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
Evaluation of Disclosure Controls and Procedures
For the quarter ended September 30, 2009, we conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
See Regulatory Matters and Pending Litigation in “Part 1. Financial Information — Item 1. Financial Statements. — Note 12 — Contingencies” above, which is incorporated by reference in this Item 1, for litigation and regulatory disclosure.

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
The following risk factor is intended to update and supplement, as applicable, the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2008, to reflect material developments that occurred during the quarter ended September 30, 2009:
Risks Related to Our Common Shares
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

On November 10, 2009, we received a Nasdaq Staff Deficiency Letter indicating that we fail to comply with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market as set forth in Marketplace Rule 5450(a)(1). The letter gives us notice that the bid price of our common shares has closed under $1.00 for the last 30 consecutive business days. The notification does not result in the immediate delisting of our common shares from the Nasdaq Global Select Market.
In accordance with Marketplace Rule 5810(c)(3)(A), we have until May 10, 2010 to regain compliance with the minimum closing bid price requirement. To regain compliance, the closing bid price of our common shares must meet or exceed $1.00 per share for at least ten consecutive business days. The letter states that the Nasdaq staff will provide written notification that we have achieved compliance with Rule 5450(a)(1) if at any time before May 10, 2010, the bid price of our common shares closes at $1.00 per share or more for a minimum of 10 consecutive business days.
If we do not regain compliance by May 10, 2010, Nasdaq will provide written notification to us that our common shares will be delisted. At that time, we may appeal Nasdaq’s delisting determination to a Nasdaq Listing Qualifications Panel. Alternatively, we may apply to transfer the listing of our common shares to the Nasdaq Capital Market if we satisfy all criteria for initial listing on the Nasdaq Capital Market, other than compliance with the minimum bid price requirement. If such application to the Nasdaq Capital Market is approved, then we may be eligible for an additional grace period. Our common shares could also be traded in the over-the-counter market on an electronic bulletin board established for unlisted securities, such as the Pink Sheets or the OTC Bulletin Board.
Any delisting could adversely affect the market price of, and liquidity of the trading market for, our common shares, our ability to obtain financing or raise capital, and could result in the loss of confidence by investors, market makers, reinsurers, rating agencies and employees.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

10.1
Employment Agreement, dated as of May 5, 2009, between the Company and James J. Scardino. Incorporated by reference to Exhibit 10.1 to the amended Current Report on Form 8-K/A filed on September 4, 2009.

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
Dated: November 12, 2009