Form 10-K
period 2009-12-31
CRM Holdings, Ltd.
filed 2010-03-19
CIK 1338949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number: 001-32705

CRM Holdings, Ltd.
 (Exact name of registrant as specified in its charter)

Bermuda	98-0521707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
PO Box HM 2062, Hamilton HM HX Bermuda	Not Applicable
(Address of principal executive offices)	(Zip Code)

(441) 295-6689
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $16,867,912 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

The number of shares of the registrant’s common shares outstanding as of March 18, 2010 was 16,535,208.

INCORPORATION BY REFERENCE

Portions of the proxy statement for the registrant’s annual meeting of shareholders to be held on May 5, 2010, to be filed subsequently with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

INFORMATION CONCERNING DEFINITIONS AND FINANCIAL INFORMATION

In this report, we use the terms “Company,” “we,” “us” or “our” to refer to CRM Holdings, Ltd. and its subsidiaries on a consolidated basis, unless otherwise indicated or unless the context otherwise requires. All references in this report to our entity names are set forth in the following table, unless otherwise indicated or unless the context otherwise requires:

Reference	Entity’s Legal Name
CRM Holdings	CRM Holdings, Ltd.
Twin Bridges	Twin Bridges (Bermuda) Ltd.
CRM USA Holdings	CRM USA Holdings Inc.
CRM	Compensation Risk Managers, LLC
CRM CA	Compensation Risk Managers of California, LLC
Eimar	Eimar, LLC
Majestic	Majestic Insurance Company
Embarcadero	Collectively:Embarcadero Insurance Holdings, Inc.; Majestic Insurance Company; and Great Western Insurance Services, Inc.

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

The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying our forward-looking statements:

•	the cyclical nature of the insurance and reinsurance industry;

•	premium rates;

•	investment results;

•	legislative and regulatory changes;

•	the estimation of loss reserves and loss reserve development;

•	reinsurance may be unavailable on acceptable terms, or even if available, we may be unable to collect reinsurance;

•	the status or outcome of legal and/or regulatory proceedings;

•	the occurrence and effects of wars and acts of terrorism;

•	the effects of competition;

•	failure to retain key personnel;

i

•	economic downturns; and

•	natural disasters.

You should carefully read this Annual Report on Form 10-K, the documents that we reference herein and the documents we have filed as exhibits, together with all other documents we have filed with the SEC, with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect and that these differences may be material. We qualify all of our forward looking statements by these cautionary statements. We undertake no obligation to update any of the forward looking statements after the date of this report to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.

ii

PART I

ITEM 1.	BUSINESS

Overview

We are a specialty provider of workers’ compensation insurance products. Through our subsidiaries, we offer workers’ compensation insurance coverage, reinsurance, and fee-based management services for self-insured entities. We seek to provide quality products and services that fit the needs of our insureds and clients and are dedicated to developing and maintaining a mutually beneficial, long-term relationship with them. Our workers’ compensation insurance coverage is offered to employers in California, New York, New Jersey, Arizona, Nevada, and other states. Our reinsurance is underwritten from Bermuda, and our fee-based management services are presently provided to one self-insured entity in California.

CRM Holdings is a holding company formed in September 2005 under the laws of Bermuda. We provide primary workers’ compensation insurance products through Majestic, which was incorporated in California in 1980. Our reinsurance coverage is underwritten through Twin Bridges, which was formed as a Class 3 exempted insurance company under the laws of Bermuda in 2003. We provide fee-based management services through CRM CA, which began operations in California in 2003. CRM USA Holdings is the holding company for our U.S. operations and was incorporated in Delaware in December 2005. Embarcadero is the holding company for Majestic and was formed in 1986 under the laws of California.

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

We report our business in four segments: (1) primary insurance; (2) reinsurance; (3) fee-based management services; and (4) corporate and other. Effective September 8, 2008, the results of operations of our subsidiaries, CRM and Eimar, which historically were reported in the fee-based management services segment, are reported as discontinued operations for all periods presented. Revenues, income (loss) before taxes and total assets for each of our segments for each of the last three fiscal years are described in Note 22 of the notes to our consolidated financial statements filed under Item 8 of this Annual Report on Form 10-K.

We did not achieve our overall business, financial and shareholder performance expectations for fiscal year 2009. Our net loss from continuing operations was $45.0 million compared to net income from continuing operations of $2.0 million for 2008. For a more complete discussion of our results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Majestic is currently rated “B++” (Good) by A.M. Best Company, Inc. (A.M. Best), and the rating has been placed under review with negative implications. A.M. Best downgraded Majestic’s rating from “A-” (Excellent) on December 18, 2009, based on A.M. Best’s concern over the potential impact on Majestic due to the issues faced by its affiliates, CRM and CRM Holdings.  For further information regarding Majestic’s rating, see ‘‘Ratings” below.

Policyholders

Majestic seeks to underwrite better than average risks in a diversity of classifications which have been in business no less than three years. As of December 31, 2009, Majestic had more than 2,175 policyholders with an average annual workers’ compensation policy premium of $68 thousand. As of December 31, 2009, 2008 and 2007, Majestic’s ten largest policyholders accounted for 7%, 7% and 22%, respectively, of our gross premiums. Majestic’s policy renewal rate on voluntary business that we quoted and renewed was 60%, 65% and 83% in 2009, 2008 and 2007, respectively.

While not limited to a specific list of classification codes, Majestic focuses on contractors, transportation, healthcare, wholesale and retail, manufacturing, hospitality, colleges and universities and other classes on a case by case basis. The following table sets forth Majestic’s direct premiums written by the industries that Majestic focuses on and as a percentage of total direct written premiums for the last three fiscal years:

	Year Ended December 31,
	2009		2008		2007
	(Dollars in thousands)
Construction	$45,867	30%	$55,898	33%	$20,556	12%
Healthcare	22,895	15%	26,218	15%	16,702	10%
Manufacturing	22,198	14%	16,098	9%	15,109	9%
Wholesale and Retail	13,850	9%	12,176	7%	11,948	7%
Services	10,979	7%	9,325	5%	5,668	3%
Transportation	7,204	5%	8,319	5%	2,561	2%
Hospitality	2,303	2%	1,231	1%	1,029	1%
Others	22,630	14%	22,575	14%	15,403	10%
Total Primary	147,926	96%	151,840	89%	88,976	54%

Total Excess	5,539	4%	19,567	11%	76,686	46%
Total	$153,465	100%	$171,407	100%	$165,663	100%

Majestic is licensed to write workers’ compensation insurance in 16 states: Alaska, Arizona, California, Florida, Hawaii, Idaho, Illinois, Montana, Nevada, New Jersey, New Mexico, New York, Oregon, Utah, Virginia and Washington. During 2009, we wrote workers’ compensation insurance in 10 states. Majestic, before our acquisition, issued policies primarily to businesses located in California. Following our acquisition, we expanded Majestic’s coverage to include excess and frequency coverage to self-insured entities beginning in January 2007.  We began offering primary workers’ compensation policies in New Jersey in April 2007, in New York in October 2007 and in Florida in December 2007. The following table sets forth Majestic’s direct premiums written by state and as a percentage of total direct written premiums for the last three fiscal years:

	Year Ended December 31,
	2009		2008		2007
	(Dollars in thousands)
California	$105,112	68%	103,896	61%	$106,153	64%
New York	23,234	15%	41,004	24%	48,617	29%
New Jersey	18,323	12%	19,006	11%	6,464	4%
Arizona	4,398	3%	4,097	2%	1,733	1%
Florida	1,221	1%	2,149	1%	—	0%
Nevada	1,131	1%	1,259	1%	554	0%
Washington	(109)	0%	121	0%	1,130	1%
Alaska	93	0%	(93)	0%	885	1%
Others	62	0%	(32)	0%	127	0%
Total	$153,465	100%	$171,407	100%	$165,663	100%

Production of Business

We sell our primary workers’ compensation insurance solutions through independent agents and brokers. Majestic currently maintains a marketing presence in California, New Jersey, New York, Arizona and Nevada and policies are currently placed through approximately 475 independent agents and brokers. In evaluating Majestic’s agent and broker relationships, we give strong consideration to the business segments in which an agent or broker operates and we are careful to limit the geographic overlap of our agents and brokers. We also monitor premium and account loss activity on a monthly basis and conduct an annual review of all of our brokers on the basis of production and loss results. We compensate these independent agents and brokers by paying a commission based on the premium collected from the policyholder. Our independent agents and brokers do not have the authority to underwrite or bind coverage. Majestic’s ten largest independent agents and brokers produced approximately 28%, 14% and 38% of its premiums in-force as of December 31, 2009, 2008 and 2007, respectively.

Underwriting and Pricing

Our underwriting strategy for primary workers’ compensation insurance is to underwrite individual risks as opposed to focusing on a specific group of industries. We seek to identify businesses with, among other things, above average wage and benefit levels, below average employee turnover, low claims frequency and existing loss control and return-to-work programs.

Majestic offers three types of workers’ compensation insurance products and services:

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

Novation Agreement

On June 28, 2007, we consummated a novation agreement with New York Marine & General Insurance Company (Novation Agreement). Under the terms of the Novation Agreement, Majestic was substituted as the insurance company for almost all of the excess policies previously issued by New York Marine & General Insurance Company (NY Marine & General) to certain of the self-insured groups we managed. NY Marine & General transferred and assigned to Majestic all of its respective rights, duties and obligations under the excess workers’ compensation policies issued to certain of our self-insured groups during the policy years 2003 through 2006. In connection with this, NY Marine & General also transferred and assigned its rights, duties and obligations to Majestic under two quota share reinsurance agreements between NY Marine & General and Twin Bridges, which are discussed below under the heading “Primary Insurance Segment—Reinsurance—Quota Share Reinsurance.”

Reserves for Losses and Loss Adjustment Expenses

We record reserves for unpaid losses and loss adjustment expenses, referred to as loss reserves, related to insurance policies written by Majestic. These loss reserves are balance sheet liabilities representing estimates of future amounts we expect to pay for claims occurring on or before the balance sheet date.  This estimate includes not only claims already reported to us as of the balance sheet date, but also an estimate of the claims for injury that have occurred but have not been reported to us. We take into consideration the facts and circumstances for each claim as then known by our claims department, as well as actuarial estimates of aggregate unpaid losses and loss expense.

Our loss reserves do not represent an exact calculation of liability, but instead represent management’s best estimates, generally utilizing actuarial expertise and projection techniques, at a given accounting date. Reserves for losses and loss adjustment expenses are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability.

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

The third component of Majestic’s loss reserves is reserves for loss adjustment expenses.  Majestic’s reserves for loss adjustment expenses is our estimate of the diagnostic, legal, administrative and other similar expenses that we will spend in the future managing claims that have occurred on or before the balance sheet date.

A portion of our loss reserves are ceded to unaffiliated reinsurers. We establish Majestic’s loss reserves both gross and net of reinsurance. The determination of the amount of reinsurance that will be recoverable on our loss reserves includes reinsurance recoveries from our excess of loss and quota share reinsurance policies.  Our reinsurance arrangements also include intercompany quota share and excess of loss reinsurance agreements between Majestic and Twin Bridges. Under these agreements, Majestic cedes some of its premiums, losses and loss adjustment expenses to Twin Bridges, but these intercompany reinsurance agreements do not affect our consolidated financial statements because on a consolidated basis, we retain 100% of the risks not ceded to unaffiliated excess of loss reinsurers.

Our best estimate of our ultimate liability for Majestic’s total unpaid losses and loss adjustment expenses as of December 31, 2009, net of reinsurance receivables, was $145.1 million. As of December 31, 2009, Majestic had 5,184 open claims. Majestic’s reserve for losses and loss adjustment expenses (gross and net), as well as our case and IBNR reserves, as of December 31, 2009, 2008 and 2007, respectively, are shown below. The 2009, 2008 and 2007 figures are shown net of elimination of intercompany loss reserves and reinsurance recoverables of $33.5, $31.0 million and $18.2 million, respectively.

	As of and for the Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Case reserves	$148,031	$104,025	$86,813
IBNR	102,796	85,330	66,720
Loss adjustment expenses	36,716	29,429	21,840
Fair value adjustment of loss reserves	(3,777)	(4,394)	(4,964)
Gross unpaid losses and loss adjustment expenses	283,766	214,390	170,409
Reinsurance recoverables on unpaid losses and loss adjustment expenses, gross	(117,268)	(61,954)	(42,727)
Fair value adjustment of reinsurance recoverables	5,687	6,453	7,240
Net unpaid losses and loss adjustment expenses	$172,185	$158,889	$134,922

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

•
Bornhuetter-Ferguson Method.  The Bornhuetter-Ferguson Method is a blended method that explicitly takes into account both actual loss development to date and expected future loss emergence. There are two versions of this method: one based on paid loss and one based on incurred loss. This method uses the selected loss development patterns from either the paid or incurred loss development methods to calculate the expected percentage of unpaid (or unreported) loss. The expected component of the Bornhuetter-Ferguson method is calculated by multiplying earned premium for the given exposure period by a selected prior loss ratio. The resulting dollars are then multiplied by the expected percentage of unpaid (or unreported) loss. This provides an estimate of future loss payments (or reporting) that is then added to actual paid (or incurred) loss data to produce estimated ultimate loss.

The methods described above use expected loss payment and reporting patterns for losses and Majestic’s actual paid and reported losses and loss adjustment expenses to estimate the reserve. The expected payment and reporting patterns are based on our historical patterns as well as state specific industry patterns. For losses incurred in California and under USL&H policies, where Majestic has a significant amount of historical claims data, we rely on Majestic’s historical claims patterns, which takes into account an analysis of Majestic’s more than 66 thousand claims in its 23-year history. In the other jurisdictions where we write policies, we rely heavily on industry wide loss development factors in combination with price and exposure information. The determination to assign particular weights to ultimate losses developed through application of our loss development factors and industry-wide loss development factors is made by the actuary and is a matter of actuarial judgment. The expected payment and reporting patterns can change whenever there is new information that leads us to believe that the pattern of future loss payments will be different from what has historically been expected.

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

For loss reserves associated with excess and frequency insurance polices issued by Majestic to self-insured entities, including groups managed by us or previously managed by us, we first complete an annual estimated ground-up analysis of the premiums and losses of each of the self-insured entities using reported losses, historical data of the self-insured entities, and industry development data. Through this ground up analysis, the gross losses of each self-insured entity is developed to ultimate losses and then netted down to reflect the excess of loss insurance policies. Actual large losses and industry excess of loss factors are used to calculate the portion of insured losses assumed by Majestic.  To calculate Majestic’s insured losses, we apply a formula which takes into account Majestic’s relevant attachment and limit.

Our loss reserves do not represent an exact calculation of liability, but instead represent management’s best estimates. Loss reserve estimates are based on estimates of the ultimate cost of individual claims and on actuarial estimation techniques. Several factors contribute to the uncertainty in establishing these estimates, and judgment is required in actuarial estimation to determine the ultimately liability of our insurance policies. The factors contributing to the uncertainty in our loss reserves include:

•
Our obligations with respect to an injured worker may include medical care and disability-related payments for the duration of the injured worker’s disability, in accordance with state workers’ compensation statutes, all of which payments are considered as part of a single workers’ compensation claim. The duration of the injured worker’s disability, the course and cost of medical treatment, as well as the lifespan of dependents, are uncertain and are difficult to determine in advance. We seek to minimize this risk by closing claims promptly, to the extent feasible. However, although we update and monitor our case reserves frequently as appropriate to reflect current information, it is very difficult to set precise case reserves for an individual claim. Therefore, in addition to establishing case reserves on a claim-by-claim basis, we, like other workers’ compensation insurance companies, establish IBNR reserves based on analyses and projections of aggregate claims data.

•
There are no policy limits on our liability for workers’ compensation claims as there are for other forms of insurance. We seek to mitigate this risk by purchasing reinsurance that will provide us with financial protection against the impact of very large claims and catastrophes.

•
Our loss reserves can be affected by Majestic’s reinsurance. Our loss reserves are estimated on a gross and net basis, accounting for reductions in Majestic’s claims liabilities as a result of reinsurance receivables and amounts recoverable through subrogation. Majestic’s reinsurance program significantly influences the level of net retained losses, because under the reinsurance program, the reinsurers assume a portion of Majestic’s loss and loss adjustment expenses incurred in excess of certain loss thresholds or share on a proportional basis in certain losses.  Receivables from reinsurers are a function of estimated loss reserves and are calculated using an actuarial analysis, and as such, they are subject to similar uncertainties.

•
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

•
Our loss reserves can be also affected by changes to the key assumptions in our actuarial estimation process.  Key assumptions to estimation process include the average cost of claims over time (referred to as severity trends which can include an increasing level of medical, legal and rehabilitation costs); frequency risks; fluctuations in inflation; prevailing economic, social and judicial trends; legislative changes; third party claims handling procedures; costs associated with fraud or other abuses of the medical claim process; and other third party factors outside of our control.

•
Loss reserves can also be affected by adjustments to our loss development patterns and the various method weights or the expected loss ratios used in our analyses to reflect current information. Our actuarial methods look at historical paid losses at various points in time, claim counts and average costs of incurred losses, counts and average values of unpaid losses, as well as variations of such techniques. Estimates of ultimate claims liability for each accident year are derived using the actuarial techniques, and we adjust the ultimate estimated claims liability for prior accident years during the year (to the extent that there is enough overall evidence that a material change has occurred that would result in a material change in a prior year-end estimate of ultimate claims liability).

•
Our loss reserves can also be affected by greater uncertainty resulting from our workers’ compensation liability insurance as compared to other lines of insurance business. A significant delay can elapse between the occurrence of the insured event and the time the claim is finally closed. The time period between the occurrence date and payment date of a loss is referred to as the “claim-tail.” Workers’ compensation is considered to be a ‘‘long-tail’’ line of insurance, meaning that there can be an extended elapsed period between when a claim occurs (when the worker is injured on the job) and the final payment and resolution of the claim. The ‘‘long tail’’ for workers’ compensation is not usually caused by a delay in the reporting of the claim (the vast majority of our workers’ compensation claims are reported very promptly); rather, the ‘‘long tail’’ for workers’ compensation is usually caused by the fact that benefits are often paid over a long period of time, and many of the benefit amounts are difficult to determine in advance of their payment. This long tail adds greater uncertainty to determining our ultimate liability.

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

Reconciliation of Loss Reserves. The following table provides a reconciliation of Majestic’s beginning and ending reserve balances, net of reinsurance receivables, for the years ended December 31, 2009, 2008, and 2007, to the gross of reinsurance amounts reported in Majestic’s balance sheets as of December 31, 2009, 2008 and 2007:

	As of and for the Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Gross balance at January 1	$214,390	$170,409	$141,880
Less reinsurance recoverable	(55,501)	(35,487)	(28,913)
Net balance at January 1	158,889	134,922	112,967

Fair value adjustment of loss reserves	617	570	1,192
Fair value adjustment of reinsurance recoverable	(766)	(787)	379
Total fair value adjustment	(149)	(217)	1,571

Incurred related to:
Current year	67,820	71,986	61,915
Prior years	6,065	(3,443)	(6,521)
Total incurred	73,885	68,543	55,394

Paid related to:
Current year	(15,631)	(12,817)	(11,036)
Prior years	(44,809)	(31,542)	(23,974)
Total paid	(60,440)	(44,359)	(35,010)

Net balance at December 31	172,185	158,889	134,922
Plus reinsurance recoverable(1)	111,581	55,501	35,487
Gross balance – December 31	$283,766	$214,390	$170,409

(1) Amounts shown exclude reinsurance recoverables from Twin Bridges under intercompany reinsurance agreements.
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

In 2009, our estimates of incurred losses and loss adjustment expenses attributable to insured events of prior years increased.  We refer to such increases as unfavorable development. The increase in prior year reserves was $6.1 million for the year ended December 31, 2009.  This increase was primarily the result of actual incurred and paid losses being greater than originally expected and revised assumptions used to project future losses and loss adjustment expenses payments based on more current information. The unfavorable development was predominantly from California accident year 2008, for which reported indemnity claims and average cost per claim (severity) developed worse than expected.

In 2008 and 2007, our estimates of incurred losses and loss adjustment expenses attributable to insured events of prior years deceased for past accident years.  We refer to such decreases as favorable development.  The reduction in reserves was $3.4 million and $6.5 million for the years ended December 31, 2008 and 2007, respectively. The decrease in the prior year reserves recorded in 2008 and 2007 was primarily the result of actual paid losses being less than expected, and revised assumptions used in projection of future losses and loss adjustment expenses payments based on more current information.  The favorable development was predominantly from accident years 2004 through 2007, for which reported indemnity claims and average cost per claim (severity) developed better than expected

We have had unfavorable loss reserve development this year and favorable development over the previous two years.  The magnitude of this development illustrates the inherent uncertainty in our liability for losses and loss adjustment expenses, and we believe that favorable or unfavorable development of similar magnitude, or greater, could occur in the future. For more information regarding our development, see ‘‘Item 7—Management’s Discussion Analysis of Financial Condition and Results of Operations” and Note 10 of the Notes to our Consolidated Financial Statements.

Loss Reserve Development. The table below shows the development of Majestic’s reserve for losses and loss adjustment expenses, net of reinsurance, for years ended December 31, 1999 through 2009. The accompanying data is not accident year data, but rather a display of 1999 to 2009 year-end reserves and the subsequent changes in those reserves. The accompanying data does not include the elimination of affiliate reinsurance recoverables of $33.5million or the GAAP fair value purchase accounting adjustments that reduced loss reserves and reinsurance recoverables by $3.8 million and $5.7 million, respectively, for the year ended December 31, 2009.  The accompanying data does not include the elimination of affiliate reinsurance recoverables of $31.0 million or the GAAP fair value purchase accounting adjustments that reduced loss reserves and reinsurance recoverables by $4.4 million and $6.5 million, respectively, for the year ended December 31, 2008.  The accompanying data does not include the elimination of affiliate reinsurance recoverables of $18.2 million or the GAAP fair value purchase accounting adjustments that reduced loss reserves and reinsurance recoverables by $4.9 million and $7.2 million, respectively, for the year ended December 31, 2007.  The accompanying data does not include the GAAP fair value purchase accounting adjustments that reduced loss reserve and reinsurance recoverables by $6.2 million and 6.9 million, respectively for the year ended December 31, 2006.

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

 Sections C and G of the table show the aggregate change in the net and gross liability, respectively, from original balance sheet dates and the re-estimated liability through December 31, 2009. Thus, changes in ultimate development estimates are included in operations over a number of years, minimizing the significance of such changes in any one year.

Section D of the table shows the cumulative amount of net losses and loss adjustment expenses paid relating to recorded liabilities as of the end of each succeeding year. Section E of the table shows the re-estimated liability reduced by estimated reinsurance receivables and Section F of the table shows the re-estimated gross liability before the reduction of reinsurance receivables through December 31, 2009.

	Years Ended December 31,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
	(Dollars in thousands)
Section A. Reserve for unpaid
loss and loss adjustment
expenses, net of reinsurance recoveries	$52,413	$63,745	$66,999	$76,389	$87,613	$98,319	$104,995	$112,262	$132,937	$156,832	$170,275
Novation reserves assumed in 2007 on prior years					106	2,148	4,651	6,944
Re-stated liability after Novation	52,413	63,745	66,999	76,389	87,719	100,467	109,646	119,206	132,937	156,832	170,275

Section B. Reserve, net of reinsurance recoveries,
re-estimated as of:
One year later	50,554	68,509	73,153	90,093	95,243	101,364	103,095	112,735	129,494	162,897
Two years later	51,608	70,883	83,038	95,533	102,742	103,461	102,252	103,363	128,725
Three years later	52,404	74,250	87,246	101,133	106,044	104,072	95,044	103,837
Four years later	53,668	77,158	89,875	103,584	106,631	100,047	96,293
Five years later	55,275	78,575	92,448	104,993	105,115	99,677
Six years later	56,093	80,355	94,663	104,325	104,079
Seven years later	57,266	82,905	94,221	103,355
Eight years later	59,705	82,396	93,446
Nine years later	59,292	82,070
Ten years later	59,048

Section C. Net Cumulative
Redundancy (Deficiency)	(6,635)	(18,324)	(26,447)	(26,966)	(16,360)	790	13,352	15,369	4,212	(6,065)

Section D. Paid, net
(cumulative) as of:
One year later	17,422	27,322	31,844	33,768	31,878	30,729	25,569	23,974	31,542	44,814
Two years later	31,331	46,570	52,008	55,410	53,239	49,322	40,204	40,760	54,403
Three years later	39,983	57,249	63,543	68,588	66,039	59,274	50,906	51,915
Four years later	44,193	63,228	70,490	76,609	72,646	66,904	57,351
Five years later	46,737	66,383	74,635	80,937	78,240	71,215
Six years later	48,192	68,602	77,536	84,453	81,208
Seven years later	49,370	70,136	79,593	86,350
Eight years later	50,550	71,470	80,955
Nine years later	51,282	72,397
Ten years later	51,786

Net Liability--
December 31,	52,413	63,745	66,999	76,389	87,719	100,467	109,646	119,206	132,937	156,832	170,275
Receivable from
reinsurers for
unpaid losses	19,547	27,827	31,384	33,037	40,651	41,783	30,937	28,830	60,908	92,912	150,762

Gross Liability--
December 31,	71,960	91,572	98,383	109,426	128,370	142,250	140,583	148,036	193,845	249,743	321,037
Novation reserves assumed in 2007 on prior years					216	3,085	8,132	15,987
Re-stated gross liability after Novation	71,960	91,572	98,383	109,426	128,586	145,335	148,715	164,023	193,845	249,743	321,037

Section E. Re-estimated
liability, net	59,048	82,070	93,446	103,355	104,079	99,677	96,293	103,837	128,725	162,897
Re-estimated receivable
from reinsurers for
unpaid losses	15,836	30,672	45,711	49,604	52,002	49,815	44,767	49,373	57,755	102,110

Section F. Re-estimated
liability, gross	74,884	112,742	139,157	152,959	156,081	149,492	141,060	153,211	186,480	265,007

Section G. Gross Cumulative
Redundancy (Deficiency)	$(2,924)	$(21,170)	$(40,774)	$(43,533)	$(27,495)	$(4,157)	$7,655	$10,812	$7,364	$(15,263)

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

Majestic’s investment objective is to maximize current yield while maintaining safety of capital together with sufficient liquidity for ongoing insurance operations. Since May 2008, Majestic’s investment portfolio is composed of fixed-income securities. We structure Majestic’s investment portfolio giving consideration to the expected timing of the payout of its insurance liabilities. If our payout estimates are inaccurate, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. Investment losses could significantly decrease our asset base, which will adversely affect our ability to conduct business and could have a material adverse effect on our financial condition and results of operations.

As of December 31, 2009, Majestic had total invested assets of $276.6 million, of which $182.5 million were on deposit with various regulatory agencies as required by law. A one percent increase in the current market interest rates would cause the fair value of Majestic’s investment portfolio as of December 31, 2009 to decrease by approximately $9.8 million.

The following table shows the fair market values of various categories of Majestic’s investment portfolio, the percentage of the total market value of Majestic’s invested assets represented by each category and the tax equivalent yield to maturity based on the fair market value of each category of invested assets as of the dates indicated:

	As of December 31, 2009
	(Dollars in thousands)
Description of Securities	Fair Value	Percent of Total	Yield
U.S. Treasury and government sponsored agency securities	$72,640	26%	2.8%
Obligations of states and political subdivisions	63,535	23%	4.3%
Corporate and other obligations	140,393	51%	3.7%
Total investment securities, available for sale	$276,568	100%	3.6%

The following table shows the ratings distribution of Majestic’s fixed-income portfolio by Standard and Poor’s rating as a percentage of total market value as of the dates indicated:

Rating	As of December 31, 2009
	(Dollars in thousands)
“AAA”	$129,637	47%
“AA”	69,916	25%
“A”	72,310	26%
“BBB” and other	4,705	2%
Total investment securities, available for sale	$276,568	100%

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

	December 31, 2009
	(Dollars in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$32,245	$32,717
Due after one year through five years	98,170	100,401
Due after five years through ten years	59,687	59,669
Due after ten years	85,353	83,781
Total investment securities, available for sale	$275,455	$276,568

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

Majestic entered into a new excess of loss reinsurance treaty program effective July 1, 2009. This reinsurance treaty covers losses incurred between July 1, 2009 and the date on which the reinsurance agreements are later terminated, and provides $69.5 million of reinsurance protection, per occurrence, for workers’ compensation losses in excess of a $500 thousand retention limit. Majestic retains liability for any amounts of losses and loss adjustment expenses that exceed $70 million up to the applicable statutory limit. We have 11 reinsurers providing coverage, including: Axis Specialty Limited, Catlin Insurance Company, Dorinco Reinsurance Company, Endurance Specialty Insurance LTD., Hannover Rueckversicherung AG, Flagstone Re. Ltd., Munich Re America Corporation, Tokio Millennium Re Ltd., Validus Reinsurance, Ltd., various Lloyd’s syndicates, and Twin Bridges, our Bermuda-based reinsurance subsidiary. Under the treaty, Twin Bridges has a 2.75% participation level in the excess of loss treaty for the loss and loss adjustment expenses in excess of $2.0 million per occurrence up to $5.0 million.

For losses incurred between July 1, 2008 and June 30, 2009, Majestic has an excess of loss reinsurance treaty that provides $99.5 million of reinsurance protection, per occurrence, for workers’ compensation losses in excess of a $500 thousand retention limit. Majestic retains liability for any amounts of losses and loss adjustment expenses that exceed $100 million up to the applicable statutory limit. There are 18 reinsurers providing coverage, including: Axis Specialty Limited, Catlin Insurance Company, Dorinco Reinsurance Company, Endurance Specialty Insurance LTD., Hannover Re (Bermuda) Ltd., Hannover Rueckversicherung AG, Flagstone Re. Ltd., Max Re, Ltd., Munich Re America Corporation, Partner Reinsurance Company of the U.S., Tokio Millennium Re Ltd., Validus Reinsurance, Ltd., various Lloyd’s syndicates, and Twin Bridges.  Under the treaty, Twin Bridges has a 4% participation level in the excess of loss treaty for the loss and loss adjustment expenses in excess of $500 thousand per occurrence up to $2.0 million.

 For losses incurred between August 1, 2007 and June 30, 2008, Majestic has an excess of loss reinsurance treaty that is substantially similar to the treaty effective July 1, 2008 to June 30, 2009.  The treaty provides $99.5 million of reinsurance protection, per occurrence, for workers’ compensation losses in excess of a $500 thousand retention limit. Twin Bridges has a 50% participation in the excess of loss treaty for the loss and loss adjustment expenses in excess of $500 thousand per occurrence up to $750 thousand, exclusive of primary workers’ compensation business written in New York and Florida.  For losses incurred between October 1, 2007 and June 30, 2008, Twin Bridges has a 100% participation in the treaty for loss and loss adjustment expenses in excess of $500 thousand per occurrence up to $2.0 million for primary workers’ compensation business written exclusively in New York and Florida.

Prior to August 1, 2007, Majestic participated in an excess of loss reinsurance treaty, under which the reinsurers reimburse Majestic for losses and loss adjustment expenses over $600 thousand up to $50 million on a per occurrence basis. Majestic is liable for losses and loss adjustment expenses that exceed $50 million up to statutory limits.  Twin Bridges does not participate in this excess of loss reinsurance treaty.

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

The quota share reinsurance agreement was 80% placed with two participating reinsurers, Aspen Re and Axis Specialty, Ltd. Aspen Re and Axis Specialty, Ltd. each agreed to assume a 40% pro-rata share of the 43% ceded quota share agreement. The remaining 20% of the quota share agreement was not placed with any participating reinsurers and Majestic remains responsible for those losses.

In addition to the 43% ceded quota share agreement, Majestic entered into a 15% ceded quota share agreement with Max Re, Ltd. (Max Re) effective July 1, 2009. Under the this quota share agreement, Max Re assumes 15% of the first $500 thousand of losses and loss adjustment expenses from any single occurrence under Majestic’s primary insurance policies and Majestic cedes 15% of the applicable premiums to Max Re. The reinsurance agreement excludes coverage for workers’ compensation business written by Majestic in New York. The agreement allows Majestic the option to decrease the percentage ceded to Max Re on the first day of each calendar quarter, although the percentage cannot be reduced below 5%. Max Re’s losses are capped at 150% of the premiums ceded by Majestic. Majestic receives a 25.75% ceding commission on all ceded premiums to cover Majestic’s costs associated with the policies, including dividends, commissions, taxes, assessments and all other expenses other than allocated loss adjustment expenses. The agreement is effective for losses incurred and premiums earned by Majestic for new and renewal primary insurance policies issued by Majestic on or after July 1, 2009 through June 30, 2010.

For losses incurred between July 1, 2008 and June 30, 2009, Majestic entered into a 40% ceded quota share agreement with Max Re. Under this 40% quota share agreement, Max Re assumes 40% of the first $500 thousand of losses and loss adjustment expenses from any single occurrence under Majestic’s primary insurance policies and Majestic cedes 40% of the applicable premiums to Max Re. Max Re’s losses are capped at 150% of the premiums ceded by Majestic. Majestic receives a 30% ceding commission on all ceded premiums to cover Majestic’s costs associated with the policies, including dividends, commissions, taxes, assessments and all other expenses other than allocated loss adjustment expenses

Effective January 1, 2008, Majestic entered into a 40% ceded quota share agreement with Twin Bridges, under which Twin Bridges assumed 40% of the first $500 thousand of premiums and losses and loss adjustment expenses of Majestic’s primary insurance policies in force.  Twin Bridges allows Majestic (a) a ceding commission of 32% on all ceded premiums to cover Majestic’s costs associated with the policies, including dividends, commissions, taxes, assessments and other expenses and (b) 6% of ceded premiums to cover Majestic’s loss adjustment expenses.  This 40% ceded quota share agreement was amended effective April 1, 2008, to decrease Twin Bridges assumption of the first $500 thousand of premiums and losses and loss adjustment expenses of Majestic’s primary insurance policies in force from 40% to 5%.

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

Recoverability of Ceded Reinsurance. Reinsurance makes the assuming reinsurer liable to the ceding company to the extent of the reinsurance. It does not, however, discharge the ceding company from its primary liability to its policyholders in the event the reinsurer is unable to meet its obligations under the reinsurance treaty. To reduce our risk of the possibility of a reinsurer becoming unable to fulfill its obligations under the reinsurance contracts, we attempt to select financially strong reinsurers with an A.M. Best rating of “A-” (Excellent) or better and continue to evaluate their financial condition and monitor various credit risks to minimize our exposure to losses from reinsurer insolvencies. We have made an exception to this policy for Twin Bridges, our Bermuda-based reinsurance company, which is currently rated “B+” (Good) by A.M. Best, given our knowledge of Twin Bridges’ operations.

The following table is a summary of Majestic’s ten largest reinsurance recoverable balances, net of prepaid reinsurance premiums, by reinsurer as of December 31, 2009:

Reinsurer	Net Amount Recoverable as of December 31, 2009	AM Best Rating of Reinsurer
	(Dollars In thousands)
Max Re Ltd – Bermuda	$45,216	A	-
Hannover RK – NS	25,539	A	+
Axis Specialty Ltd - Bermuda	10,061	A	+
Lloyd’s Syndicate – Through Catlin	9,499	A	+
Hannover Re – Bermuda	6,377	A	+
Dorinco Reinsurance Company	4,225	A	-
Axis US	1,975	A	+
Lloyd’s Syndicate – Liberty UK	1,438	(1)
Lloyd’s Underwriters	1,247	(1)
Lloyd’s Syndicate - Brit	1,202	(1)

(1)	Includes multiple reinsurers whose ratings are A- or better.

Reinsurance Segment

Overview

Our reinsurance segment includes the underwriting of reinsurance by Twin Bridges, our Bermuda-based reinsurance company. Twin Bridges provides reinsurance coverage to Majestic on its workers’ compensation insurance policies, including primary insurance policies and excess and frequency coverage issued to self-insured entities. Twin Bridges provides the coverage through participating in Majestic’s excess of loss reinsurance treaty and through quota share reinsurance agreements. Twin Bridges is currently rated “B+” (Good), with negative implications, by A.M. Best.

We formed Twin Bridges in 2003 to underwrite reinsurance on a portion of the excess and frequency workers’ compensation coverage purchased by the self-insured groups managed by CRM. Twin Bridges provided quota share reinsurance to NY Marine & General, an independent U.S. admitted insurance carrier, on a portion of the risk assumed by NY Marine & General for the excess and frequency coverage policies purchased by the self-insured groups managed by CRM and CRM CA. After our acquisition of Majestic in November 2006, Twin Bridges began providing Majestic with reinsurance coverage. This has included quota share coverage on excess and frequency coverage by Majestic to self-insured groups managed by CRM and CRM CA and reinsurance coverage on Majestic’s primary workers’ compensation insurance policies.

Underwriting and Risk Management

Twin Bridges’ reinsurance products are written in the form of treaty reinsurance contracts, which are contractual arrangements that provide for automatic reinsuring of a type or category of risk underwritten by the insurance company. With treaty reinsurance contracts, Twin Bridges does not separately evaluate each of the individual risks assumed under the contracts and is largely dependent on the individual underwriting decisions made by Majestic as the ceding insurance company. Accordingly, we review and analyze Majestic’s risk management and underwriting practices in deciding the structure and pricing of Twin Bridges’ treaty reinsurance contracts.

With respect to excess of loss reinsurance, Twin Bridges indemnifies Majestic, the ceding client, against all or a specified portion of losses and expenses in excess of a specified dollar or percentage amount. In exchange, Twin Bridges receives a reinsurance premium which is calculated by applying a specified rate to Majestic’s underlying premium base. With respect to quota share reinsurance, Twin Bridges shares the premiums as well as the losses and expenses in an agreed proportion with Majestic, the ceding client. Under a quota share agreement, Twin Bridges will also allow Majestic a ceding commission, which is a commission paid by the reinsurer, Twin Bridges, to the ceding company, Majestic, as compensation to place the business with Twin Bridges and to cover the ceding company’s acquisition expenses, including dividends, commissions, taxes, assessments and all other expenses other than allocated loss adjustment expenses.

Reserves for Losses and Loss Adjustment Expenses

We establish loss reserves for Twin Bridges under its reinsurance contracts.  The majority of Twin Bridges losses are assumed from Majestic under various reinsurance agreements, which are described in more detail under the heading “Primary Insurance Segment — Reinsurance” above.  Consequently, Twin Bridges’ relies on Majestic’s calculation of the underlying losses and reinsurance recoverable for the calculation of its loss reserves and does not independently analyze its loss reserves. For a discussion of how Majestic’s loss reserves are calculated, see “Primary Insurance Segment — Reserves for Losses and Loss Adjustment Expenses” above.

Our best estimate of our ultimate liability for Twin Bridges’ total unpaid losses and loss adjustment expenses, as of December 31, 2009, was $33.7 million. This amount is expected to cover all future losses and loss adjustment expense payments for all claims that are known by Twin Bridges as of December 31, 2009, as well as claims for injuries that have occurred but that have not been reported to us.  Twin Bridges’ reserve for losses and loss adjustment expenses (gross and net), as well as our case and IBNR reserves, as of December 31, 2009, 2008 and 2007 were as follows:

	As of and for the Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Case Reserves	$17,220	$10,901	$2,758
IBNR	16,511	20,325	15,680
Loss adjustment expenses	—	—	—
Total unpaid losses and loss adjustment expenses	$33,731	$31,226	$18,438

We produce a point estimate for Twin Bridges’ loss reserves using the results of various methods of actuarial estimation. We use reported claims from the ceding insurer, Majestic, broken out by accident year and paid and incurred claim amounts. We then select and apply a variety of generally accepted actuarial methods to the data which produce estimates of ultimate losses by accident year. The methods applied vary somewhat according to the type of the policy being reinsured (primary or excess).  See “Primary Insurance Segment – Reserves for Losses and Loss Adjustment Expenses” above for a more detailed discussion of these methodologies.  As discussed above, Majestic’s losses reserves are calculated on a gross and net basis and account for Majestic’s reduction in claims liabilities as a result of reinsurance receivables. Twin Bridges’ loss reserves are calculated by applying Twin Bridges’ relevant ceding percentage or excess of loss limit, as the case may be, to Majestic’s expected reinsurance recoverable.

For all other risks assumed by Twin Bridges, the actuary’s evaluation is based on the Bornheutter-Ferguson method, which estimates ultimate losses based on premiums, expected loss ratios, losses incurred to date, and the assumed percentage of losses incurred as of the current valuation date.

In prior years, we would produce an actuarial range of results for Twin Bridges’ loss reserves. We historically would establish Twin Bridges’ loss reserves at the actuary’s best estimate of expected outcomes for most assumed risks and at a higher, moderately conservative level for risks originating from excess insurance policies issued to self-insured groups in New York. During 2009, we changed our method to a point estimate and changed the selection practice as it relates to risks arising from excess insurance policies issued to self-insured groups in New York.

Following the transfer of the claims administration of the New York self-insured groups, as discussed below in “Discontinued Operations — New York Fee-Based Management Services,” the new third party administrators changed the underlying methodology used to establish reserves for losses and loss adjustment expenses. This change resulted in a significant increase in case reserves, and in light of the new reserving methodology, we determined that continuing to establish reserves for risks originating from these excess insurance policies at a higher, moderately conservative level would lead to redundant reserves. Consequently, during 2009, we changed from a moderately conservative level to the actuary’s best (point) estimate for Twin Bridges’ losses incurred under reinsurance agreements covering self-insured groups in New York.

Twin Bridges’ loss reserves do not represent an exact calculation of liability, but instead represent management’s best estimates. Loss reserve estimates are based on estimates of the ultimate cost of individual claims and on actuarial estimation techniques. Several factors contribute to the uncertainty in establishing these estimates, and judgment is required in actuarial estimation to determine the ultimately liability of our insurance policies. As a reinsurer of Majestic, Twin Bridges is exposed to the same factors as Majestic that contribute to uncertainty in establishing loss reserves, and for a discussion of those factors, see “Primary Insurance Segment — Reserves for Losses and Loss Adjustment Expenses” above.

There are also other general uncertainties that are unique to loss reserving processes for reinsurance and Twin Bridges limited operating history. The nature, extent, timing and perceived reliability of information received from ceding companies can vary widely depending on many factors, including the contractual reporting terms, which are affected by market conditions and practices. We believe that Twin Bridges’ exposure to these uncertainties is minimal because Twin Bridges primarily relies on loss data from Majestic which results in minimal delay in claim reporting. However, a significant portion of Twin Bridges’ loss reserves arise from excess insurance issued to self-insured entities, and under these policies, Twin Bridges, through Majestic, must rely on loss data from third party administrators. In addition to reporting delays, since Twin Bridges relies heavily on industry data, changes in industry development factors and patterns, case reserves and claims payments can significantly affect our ability to estimate Twin Bridges’ loss reserves. Future changes in estimates of claims costs may adversely affect future period operating results, although such effects cannot be reasonably estimated currently.

Reconciliation of Loss Reserves. The table below shows the reconciliation of reserves of our reinsurance segment for the years ended December 31, 2009, 2008 and 2007, reflecting changes in losses incurred and paid losses for such periods:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Balance at January 1	$31,226	$18,438	$11,742

Incurred related to:
Current period	8,006	19,153	9,448
Prior periods	(89)	(1,973)	(2,752)
Total incurred	7,916	17,180	6,696

Paid related to:
Current period	(1,337)	(4,142)	—
Prior periods	(4,074)	(250)	—
Total paid	(5,411)	(4,392)	—

Net increase	2,505	12,788	6,696

Balance at end of period	$33,731	$31,226	$18,438

Our claims reserving practices are intended to establish reserves that in the aggregate are adequate to pay all losses and loss adjustment expenses at their ultimate settlement value. Our reserves are not discounted.

Our estimates of incurred losses and loss adjustment expenses attributable to reinsured events of prior years have decreased for past accident years because actual losses and loss adjustment expenses paid and current projections of unpaid losses and loss adjustment expenses were less than we originally anticipated. The reductions in Twin Bridges’ loss reserves were $0.1 million, $2.0 million and $2.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. The favorable development arose primarily from California accident years 2005, 2006 and 2007 where actual results have been better than industry excess loss factors initially projected.

As with Majestic’s loss reserves, if Twin Bridges’ loss reserves develop other than as expected such that Twin Bridges’ ultimate liability proves to be greater than or less than estimated, then our future earnings and financial position could be negatively or positively impacted. Future earnings would be reduced by the amount of any deficiencies in the years that the claims are paid or the reserve for losses and loss adjustment expenses are increased. Any such reduction could be realized in one year or multiple years, depending on when the deficiency is identified. Such a deficiency would also impact our financial position to the extent that our surplus is reduced by an amount equivalent to the reduction in net income. Any deficiency is typically recognized as an unpaid loss and loss adjustment expense liability. Therefore, it typically does not have a material effect on Twin Bridges’ liquidity because the claims have not been paid. Since the claims will typically be paid over a multi-year period, Twin Bridges has generally been able to adjust its investments to match the anticipated future claim payments. Conversely, if we experience positive development (our estimates of ultimate unpaid losses and loss adjustment expenses prove to be redundant), then our future earnings and financial position may be improved.

Loss Reserve Development. The table below shows the development of Twin Bridges’ reserve for losses and loss adjustment expenses, net of reinsurance, for years ended December 31, 2003 through 2009. Section A of the table shows the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the years indicated. This liability represents the estimated amount of losses and loss adjustment expenses for claims arising in prior years that are unpaid at the balance sheet date, including losses that have been incurred but not yet reported. Section B of the table shows the re-estimated amount of the previously recorded liability, based on experience as of the end of each succeeding year. Section C of the table shows the amounts paid as of the end of each succeeding year. Section D of the table shows the cumulative redundancy (deficiency) as of December 31, 2009. A redundancy means the original estimates were higher than the current estimates while a deficiency means that the current estimates were higher than the original estimates.

	Years ended December 31
	2003	2004	2005	2006	2007	2008	2009
	(Dollars in thousands)

A. Reserves for Unpaid Losses	$168	$2,696	$6,280	$11,742	$18,438	$31,226	$33,732

B. Reserves re-estimated as of:
One year later	168	2,696	4,392	8,989	16,465	31,137
Two years later	168	1,716	3,169	9,508	15,844
Three years later	81	1,278	4,037	9,097
Four years later	84	1,575	4,184
Five years later	52	1,401
Six years later	81

C. Paid, (cumulative)
One year later					-	7,901
Two years later				-	216
Three years later			250	-
Four years later		-	250
Five years later	-	99
Six years later	-

Re-estimated liability, net	$81	$1,401	$4,184	$9,097	$15,844	$31,137	$33,732
D. Cumulative Redundancy (Deficiency)	$87	$1,295	$2,096	$2,645	$2,594	$89

Investments

Similar to Majestic, we invest the funds made available by Twin Bridges’ capital and the net cash flows from operations with the objective to provide income and realized gains on investments. Twin Bridges’ investment portfolio is composed of short-term government agency securities and cash and money market equivalents. Twin Bridges’ investment strategy seeks to preserve principal and maintain liquidity while trying to maximize total return through a high quality portfolio. Our investment decision-making is guided primarily by the nature and timing of Twin Bridges expected loss and loss adjustment expense payments, forecasts of our cash flows and the possibility that Twin Bridges will have unexpected cash demands to satisfy claim payments.

At December 31, 2009, Twin Bridges’ had total invested assets of $55.0 million, which includes $35.0 million of funds withheld by Majestic to secure reserves assumed under affiliate reinsurance agreements, $19.2 million of cash and investments and $0.8 million of restricted cash to secure reserves assumed under third party quota share reinsurance agreements.

Fee-Based Management Services Segment

Overview

Our fee-based management services segment includes the offering of various management services to self-insured groups in California under fee-for-service arrangements. We currently manage one self-insured group for the healthcare industry in California and are not actively expanding our fee-based management services business.

We provide this group with a broad range of services, including general management, underwriting, risk assessment, general recordkeeping and regulatory compliance. We provide safety and loss control services to group members to help reduce workers’ compensation risks and expenses. Our fees are based on a percentage of premiums paid to the group by its members. The group pays fees for claims management services directly to third party administrators. We receive commission income from insurers by acting as a broker and placing the excess coverage for the group.

We began our California operations in 2003. We originally formed and managed six workers’ compensation self-insured groups there. During 2006, our California group which provided workers’ compensation insurance to plastics manufacturers ceased operations and disbanded. The plastics group disbanded due in large part to its conclusion that declines in the California plastics manufacturing industry during 2006 made prospects for future growth in the self-insured group less certain. During 2008 and 2009, three of our self-insured groups under management decided to cease active business operations and enter run-off. These groups were auto dealers in 2008 and wineries and contractors in 2009. The groups were unable to obtain adequate bonding coverage to meet the surety requirements of the California Department of Industrial Relations. Further, in the soft market conditions experienced in California, primary insurance carriers offering guaranteed cost products presented a competitive alternative to the risk product offered by our self-insured groups. In addition, our group for the banking industry elected to select a new group administrator during 2009.

Underwriting

Our management services include underwriting services. The underwriting process involves an estimation of the amount of premiums that are sufficient to cover the expected losses and loss adjustment expense and fixed costs of the self-insured group. Our underwriting services attempt to determine the appropriate level of premium for each member of a group by adjusting base premium rates based on the historical modification factor applicable to the member.

Risk Assessment and Loss Control Services

We have structured our risk assessment and loss control services to provide high level, customized service to the members of the group. Our services include on-site assessments of safety issues for members, annual service plans, compliance reviews and safety score card and training programs to assess development. Our model focuses on employee training and behavior modification in an effort to minimize losses on a prospective basis.

Claims Management and Group Reserving

We do not perform claims services for our California group because California law prohibits self-insured group managers from providing claims management services. The self-insured group retains an independent third party administrator to handle claims. The group’s loss reserves are also estimated each year by an independent actuary and reviewed each year in the course of the independent audit performed for the group.

Brokerage Services for the Groups

We also act as the insurance broker and place any excess and frequency insurance coverage for the self-insured group.

Corporate and Other Segment

Our corporate and other segment represents the holding company activities of CRM Holdings and its consolidated holding companies, which own, directly or indirectly, all of the capital shares and stock of our insurance and other operating subsidiaries. The results of the corporate and other segment reflect the operating expenses incurred in the holding company activities, such as stock exchange listing and other licensing fees, directors’ fees, and legal, auditing, general corporate overhead and other administrative fees. Interest expense incurred on outstanding debt pursuant to financing activities is also a part of the corporate and other segment loss.

Discontinued Operations — New York Fee-Based Management Services

We began our business in 1999 by forming, managing, and operating workers’ compensation self-insured groups in New York. We discontinued our self-insured group operations in New York as of September 8, 2008.

We believe that the self-insured group product which we offered in New York was not as attractive during periods of low premium rates and excess underwriting capacity because of the risks associated with the joint and several liability of the members. Increased market competition and pricing pressure combined with the underfunded status of the self-insured groups were significant factors motivating our New York self-insured groups to voluntarily terminate their active operations during the second half of 2007 and first quarter of 2008. The groups’ decisions to terminate were caused by several factors that, when combined, would have made remediation from underfunded to funded status difficult. The factors included significant reductions in the workers’ compensation rates set by the New York State Workers’ Compensation Board that are attributable to the employers of the groups, increased market competition and pricing pressures, past and anticipated member attrition, regulatory restrictions on discounts offered to the members, and regulatory restrictions against adding new members.

As of September 8, 2008, we ceased to manage any self-insured groups in New York. We transferred administration of the claims for all of the self-insured groups to third party administrators appointed by the New York Workers’ Compensation Board, and in accordance with the terms of a settlement agreement entered into between us and the New York Workers’ Compensation Board, we surrendered our third-party administrator’s license in New York on September 8, 2008.

Our discontinued New York fee-based management services business has subjected us to several regulatory investigations and lawsuits. For a further discussion of the investigations and lawsuits pending against us, see “Item 3 — Legal Proceedings” below, and for a discussion of risks associated therewith, see “Item 1A — Risk Factors — Risks Related to Litigation” below.

We do not expect to derive any significant revenues from fee-based management services in New York going forward nor do we expect to incur any significant ongoing operating expenses, except for legal defense costs. The surrender of our administrator’s license prohibits us from engaging in this business in New York. We do not expect to derive any significant primary insurance and reinsurance revenues from excess policies issued to New York self-insured groups as those policies were not renewed in 2008. In conjunction with the voluntary termination of the New York self-insured groups, we have ceased the operations of our Eimar division which provided medical bill review and case management services, as historically, the majority of Eimar’s business was derived from the New York self-insured groups we managed.

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

Majestic currently maintains a financial strength rating of “B++” (Good). A “B++” rating is the fifth highest of 15 rating categories used by A.M. Best. The rating is under review and has a negative outlook for Majestic. Twin Bridges currently maintains a financial strength rating of “B+” (Good). A “B+” rating is the sixth highest of 15 rating categories used by A.M. Best. The rating is under review and has a negative outlook for Twin Bridges.

In December 2009, A.M. Best downgraded the financial strength rating of Majestic to “B++” (Good) from “A-” (Excellent) and Majestic’s issuer credit rating to “bbb” from “a-”. A.M. Best also downgraded the financial strength rating of Twin Bridges to “B+” (Good) from “B++” (Good) and Twin Bridges’ issuer credit rating to “bbb-” from “bbb”. These rating actions reflected A.M. Best’s concern over the potential impact on Majestic and Twin Bridges of the regulatory and litigation issues faced by their affiliates, CRM and CRM Holdings. The issues stem from a “Notice of Imminent Enforcement Action” filed by the New York State Office of the Attorney General, and a lawsuit commenced by the New York State Workers’ Compensation Board. For a further discussion of these actions, see “Item 3 — Legal Proceedings” below. In addition, A.M. Best’s concerns were further compounded by the sizeable deterioration in our overall earnings and the increased level of dependence on Majestic to support our holding company operations. A.M. Best also downgraded the issuer credit ratings to “bb” from “bbb-” of CRM Holdings, Embarcadero Insurance Holdings and CRM USA Holdings, and downgraded the debt ratings to “b+” from “bb” for the trust preferred securities of CRM USA Holdings and the surplus notes of Embarcadero Insurance Holdings.  All ratings were been placed under review with negative implications. The ratings will remain under review until the financial impact of the pending regulatory and litigation issues are evaluated and we provide A.M Best with additional information concerning any funding that may be required in connection with these issues.

In April 2008, A.M. Best placed the financial strength ratings of Majestic and Twin Bridges under review with negative implications. At the time, Majestic was rated “A-” and Twin Bridges was rated “B++”. The under review status stemmed from, among other things, limited capital being available in our insurance subsidiaries to support their anticipated growth and the 2007 capitalization levels at Majestic falling somewhat short of the requirement by A.M. Best for the ratings based on higher premium growth, which was partially attributable to previously self-insured business being written on a first dollar basis. In response to A.M. Best’s concerns, we reallocated capital between our insurance subsidiaries during the quarter ended June 30, 2008, so that approximately $34.5 million was contributed as additional capital to Majestic. In addition to this, Majestic executed certain transactions relating to its reinsurance coverage, including securing a 40% quota share agreement with a third party reinsurer, reducing the amount of premiums ceded to Twin Bridges, and renewing its excess of loss treaty program, which are more fully described above under the heading “Primary Insurance Segment—Reinsurance.”

Following this, A.M. Best announced in July 2008, that it had removed from under review with negative implications and affirmed the financial strength rating of “A-” (Excellent) of Majestic. Concurrently, A.M. Best removed from under review with negative implications and downgraded the financial strength rating of Twin Bridges to “B++” (Good) from “A-” (Excellent). A.M. Best assigned a negative outlook to all ratings. A.M. Best’s rating actions reflected Majestic’s improved risk-adjusted capitalization following the implementation of our capital reallocation from Twin Bridges to Majestic and the execution of a 40% quota share reinsurance arrangement with Max Re. In addition, CRM had settled the third party administrator’s license issues with the New York Workers’ Compensation Board during 2008 with no admission of wrong doing, fines or penalties, although CRM agreed to surrender its license. Despite the settlement, A.M Best remained concerned regarding our financial flexibility largely due to the significant decline in our stock market value, as well as the limited capital available through our insurance and non-insurance subsidiaries. The rating actions on Twin Bridges recognized the deterioration in its risk-adjusted capitalization primarily due to share dividends made in the second quarter of 2008 to us as part of our overall plan to reallocate capital to Majestic.

Our self-insured group in California does not obtain ratings from Standard & Poor’s or A.M. Best. We do not believe that the small to mid-sized companies buying workers’ compensation from self-insured groups, such as the one we manage, give any material consideration to the lack of ratings of the self-insured group. Rather they rely on the management and boards of directors of these groups, the excess coverage obtained by the group and the joint and several liability of the members of the group as security for their coverage.

Employees

As of December 31, 2009, we had 201 full-time employees and 3 part-time employees. We believe that our relations with our employees are good. None of our employees is subject to a collective bargaining agreement.

Regulation

The insurance and reinsurance business is regulated in most states of the United States and in other countries, although the degree and type of regulation vary significantly from one jurisdiction to another. Our primary insurance business is regulated in California and each state in which we issue insurance policies. Our reinsurance business is subject to regulation in Bermuda. The self-insured group we manage in California is subject to regulation under applicable California statutes and regulations.

State Insurance Regulation in the United States

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

Holding Company Regulation. As a member of an insurance holding company, Majestic is subject to regulation by California, its domiciliary state, and the other states in which it transacts business. Pursuant to the insurance holding company system regulatory act of California, Majestic is required to register with the California Department of Insurance. In addition, Majestic is required to periodically report certain financial, operational and management data to the California Department of Insurance. All transactions between a holding company and an affiliated company that affect an insurer must have fair and reasonable terms, charges or fees for services performed must be fair and reasonable to the insurer, and the insurer’s policyholder surplus following any transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Notice to, and in some cases approval from, the California Department of Insurance is required prior to the consummation of certain affiliated and other transactions involving Majestic.

State Insurance Department Examinations. Detailed annual and quarterly financial statements prepared in accordance with statutory accounting standards and other reports are required to be filed with the departments of insurance of the states in which we are licensed to transact business. Majestic’s financial statements and financial condition are subject to periodic examination by these departments of insurance. Majestic is subject to periodic examinations by the California Department of Insurance. The California Department of Insurance generally examines each of its domiciliary insurance companies on a triennial basis, and Majestic is currently undergoing an examination for calendar years 2005 through 2009.  In addition, the California Department of Insurance has appointed a “Special Examiner” who is responsible for providing special examination services. During the Special Examiner’s appointment, Majestic has agreed that it will not, without the prior approval of the Special Examiner or the California Department of Insurance: (a) make any payment to, or engage in any transaction or enter into any agreement with, an affiliated or related person or entity if the cost exceeds $10,000 except for certain  payments that have previously been reported to or approved by the Department which may continue until further notice; (b) make any payment to, or engage in any transaction or enter into any agreement with any non-affiliated or unrelated person or entity outside of the ordinary course of business that exceeds $10,000 individually or $100,000 in the aggregate; or (c) pay bonuses or make other distributions (including dividends). The Special Examiner’s appointment will continue until terminated by the California Department of Insurance.

Dividend Limitations. Majestic’s ability to pay dividends is subject to restrictions. The insurance holding company act in California requires that ordinary dividends be reported to the California Department of Insurance at least 10 business days prior to payment of the dividend to shareholders. Extraordinary dividends may not be paid until 30 days after the Commissioner has received notice of the declaration of such extraordinary dividend and has either approved the payment of such extraordinary dividend or has not, within such 30-day period, disapproved of the payment. An extraordinary dividend is generally defined as a dividend that, together with all other dividends made within the past 12 months, exceeds the greater of 10% of the company’s statutory policyholders’ surplus as of the preceding December 31st or the net income from operations of the company for the 12-month period ending the previous December 31st. Statutory policyholders’ surplus, as determined under statutory accounting principles, is the amount remaining after all liabilities, including loss and loss adjustment expenses, are subtracted from all admitted assets. Admitted assets are assets of an insurer prescribed or permitted by a state insurance regulator to be recognized on the statutory balance sheet. California law also provides that a domestic insurer can make dividends only from the insurer’s earned surplus (other than earned surplus derived from the net appreciation in the value of assets not yet realized or earned surplus derived from an exchange of assets not yet realized or realizable in cash), unless the Insurance Commissioner has given prior approval for the dividend. In addition to these statutory and regulatory restrictions, Majestic, as part of its triennial examination, has agreed not to pay any dividends (including ordinary dividends) without the prior approval of the Special Examiner or the California Department of Insurance. Insurance regulators have broad powers and discretion to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that Majestic will be permitted to pay dividends.

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

Terrorism Risk Insurance. On November 26, 2002, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the Terrorism Risk Insurance Act of 2002 (Terrorism Risk Act) was enacted. In 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 was enacted and extended the Terrorism Risk Act through December 31, 2014. The Terrorism Risk Act is designed to ensure the availability of insurance coverage for losses resulting from certain acts of terror in the United States. As extended, the law establishes a federal assistance program through the end of 2014 to help the property and casualty insurance industry cover claims related to future terrorism-related losses and requires such companies to offer coverage for certain acts of terrorism. By law, Majestic may not exclude coverage for terrorism losses from its workers’ compensation policies. Although Majestic is protected by federally funded terrorism reinsurance to the extent provided for in the Terrorism Risk Act, there are limitations and restrictions on this protection, including a substantial deductible and loss limitation that must be met, which could have an adverse effect on our financial condition or results of operations. Potential future changes to the Terrorism Risk Act could also adversely affect us by causing our reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required.

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

California has also adopted laws substantially similar to the NAIC’s risk-based capital laws, which require insurers to maintain minimum levels of capital based on their investments and operations. These risk-based capital requirements provide a standard by which regulators can assess the adequacy of an insurance company’s capital and surplus relative to its operations. Among other requirements, an insurance company must maintain capital and surplus of at least 200% of the risk-based capital computed by the NAIC’s risk-based capital model (known as the “Authorized Control Level” of risk-based capital). At December 31, 2009, the capital and surplus of Majestic exceeded 457% of the Authorized Control Level of risk-based capital.

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

Statutory Accounting Practices

Statutory accounting practices, or SAP, are a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP is primarily concerned with measuring an insurer’s surplus. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state. GAAP is concerned with a company’s solvency, but such principles are also concerned with other financial measurements, such as income and cash flows. Accordingly, GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP rather than SAP.

Statutory accounting practices established by the NAIC and adopted, in part, by the California regulators, determine, among other things, the amount of statutory surplus and statutory net income of Majestic and thus determine, in part, the amount of funds it has available to pay dividends to us.

California Regulation of Self-Insurance Groups

The self-insured group we manage is subject to state law and regulation by the California Department of Industrial Relations. We assist the group we manage in complying with these laws and regulations as part of our fee-based management services.

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

After a group is formed, it is subject to a number of regulations with respect to its operations. Pursuant to these regulations, each group: (1) must receive approval from the California Department of Industrial Relations prior to admitting a new member; (2) is required to purchase excess workers’ compensation coverage to cover losses above levels established by the California Department of Industrial Relations; (3) must follow mandatory guidelines with respect to the investment of the funds collected by the group and must follow additional guidelines with respect to the use of the funds; (4) is subject to periodic audit and review of the group’s financial statements and contribution rates by the California Department of Industrial Relations; and (5) must maintain assets in an amount which exceeds its liabilities. Each group is also subject to periodic reporting and disclosure requirements and must file with the California Department of Industrial Relations audited financial statements, actuarial reports and payroll reports. If a self-insured group is unable to maintain assets in an amount which exceeds its liabilities, the group must submit a plan to the California Department of Industrial Relations showing how it expects to fund the deficit.  In addition, the group may be limited in the amount of new members that it may add, may be required to assess its members in order to remedy such deficiency, deposit additional security with the California Department of Industrial Relations or, in certain circumstances, be dissolved.  In the past, self-insured groups managed by CRM CA were unable to maintain assets which exceed their liabilities. Self-insured groups in California are permitted to formulate a plan to fund the members’ deficit which must be filed with the California Department of Industrial Relations.

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

Bermuda Regulation

The Insurance Act 1978 of Bermuda and related regulations, as amended (the Insurance Act), regulates the insurance and reinsurance business of Twin Bridges. The Insurance Act provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority, which is the regulatory body responsible for the day-to-day supervision of insurers. Twin Bridges has been registered as a Class 3A insurer by the Bermuda Monetary Authority and approved to carry on general insurance and reinsurance business. CRM Holdings is a holding company that does not carry on any insurance or reinsurance business and as such is not subject to Bermuda insurance regulations; however, like all Bermuda companies, it is subject to the provisions and regulations of the Companies Act 1981 of Bermuda, as amended (the Companies Act).

The Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance companies and grants powers to the Bermuda Monetary Authority to supervise, investigate and intervene in the affairs of insurance companies.

Classification of Insurers. The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. Twin Bridges is registered as a Class 3A insurer and is not licensed to carry on long-term business. We do not intend, at this time, to obtain a license for Twin Bridges to carry on long-term business. Long-term business includes life insurance and disability insurance with terms in excess of five years. General business broadly includes all types of insurance that is not long-term business.

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

Principal Representative. An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. Twin Bridges’ principal office is located at our principal executive offices in Bermuda, and Quest Management Services Limited has been appointed as Twin Bridges’ principal representative. Without a reason acceptable to the Bermuda Monetary Authority, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing is given of the intention to do so.  It is the duty of the principal representative, upon reaching the view that there is a likelihood of the insurer for which the principal representative acts becoming insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred, to immediately notify the Bermuda Monetary Authority and to make a report in writing within 14 days setting out all the particulars of the case that are available to the principal representative.  Examples of such a reportable “event” include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Bermuda Monetary Authority relating to a solvency margin or liquidity or other ratio.

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

Loss Reserve Specialist. As a registered Class 3A insurer, Twin Bridges must submit annually an opinion of a loss reserve specialist with its statutory financial return and statutory financial statement in respect of its loss and loss adjustment expense provisions.

Annual Statutory Financial Return and Financial Statement. Twin Bridges must prepare annual statutory financial statements which must be submitted as part of its statutory financial return no later than four months after its financial year end (unless specifically extended). The annual statutory financial statements give detailed information and analyses regarding premiums, claims, reinsurance, reserves and investments. The statutory financial return includes, among other items, a report of the approved independent auditor on the statutory financial statements; a declaration of statutory ratios; a solvency certificate; the statutory financial statements themselves; and the opinion of the approved loss reserve specialist. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA.

Minimum Solvency Margin.  An insurer’s statutory assets must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin which varies with the category of its registration and net premiums written and loss reserves posted (Minimum Solvency Margin). The Minimum Solvency Margin that must be maintained by Twin Bridges as a Class 3A insurer is the greater of (1) $1,000,000; (2) 20% of the first $6,000,000 of net premiums written and 15% of the remainder; and (3) 15% of net loss and loss expense provisions and other general business insurance reserves. As of December 31, 2009, Twin Bridges exceeded the Bermuda Monetary Authority’s capital requirements.

Minimum Liquidity Ratio. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities (Minimum Liquidity Ratio).

Restrictions on Dividends and Distributions. Twin Bridges is prohibited from declaring or paying any dividends if in breach of the required Minimum Solvency Margin or Minimum Liquidity Ratio (the Relevant Margins) or if the declaration or payment of such dividend would cause the insurer to fail to meet the Relevant Margins. Where an insurer fails to meet its Relevant Margins on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the prior approval of the Bermuda Monetary Authority. Further, Twin Bridges must obtain the Bermuda Monetary Authority’s prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year’s financial statements. These restrictions on declaring or paying dividends and distributions under the Insurance Act are in addition to the solvency requirements under the Companies Act which apply to all Bermuda companies.

Supervision, Investigation and Intervention. If the Bermuda Monetary Authority believes that an investigation is required in the interests of an insurer’s policyholders or persons who may become policyholders, it may appoint an inspector who has extensive powers of investigation. If it appears to the Bermuda Monetary Authority to be desirable in the interests of policyholders, the Bermuda Monetary Authority may also exercise these powers in relation to holding companies, subsidiaries and other affiliates of insurers. If it appears to the Bermuda Monetary Authority that there is a risk of an insurer becoming insolvent, or that the insurer is in breach of the Insurance Act or any conditions of its registration, the Bermuda Monetary Authority may exercise extensive powers of intervention including directing the insurer not to take on any new insurance business or prohibiting the company from declaring and paying dividends or other distributions.

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

Shareholder Notification. The Bermuda Monetary Authority also requires written notification from any person who, directly or indirectly, becomes a holder of at least 10%, 20%, 33% or 50% of the voting shares of CRM Holdings (and ultimately Twin Bridges) by the later of 45 days of becoming such a holder or 30 days from the date they have knowledge of having such a holding. The Bermuda Monetary Authority may object to such a person if it appears to the Bermuda Monetary Authority that the person is not fit and proper to be such a holder and/or require the shareholder to reduce its holdings or voting rights. A person that does not comply with such a notice or direction from the Bermuda Monetary Authority will be guilty of an offense.

Currency Transactions. Although CRM Holdings is incorporated in Bermuda, we are classified by the Bermuda Monetary Authority as a non-resident of Bermuda for exchange control purposes. As a result, we may engage in transactions in currencies other than Bermuda dollars and there are no restrictions on our ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to U.S. residents who are holders of its common shares.

Exempted Company Status. Under Bermuda law, exempted companies are companies formed with the ability to conduct business outside Bermuda from a principal place of business in Bermuda. As “exempted” companies, neither we nor Twin Bridges may, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister of Finance, participate in certain business transactions, including the acquisition or holding of land in Bermuda (except through lease); the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000; to acquire any bonds, or debentures secured on any land in Bermuda, except bonds or debentures issued by the Government of Bermuda or a public authority of Bermuda; or the carrying on of business of any kind or type for which it is not licensed in Bermuda, except in certain limited circumstances such as doing business with another exempted undertaking in furtherance of CRM Holdings’ or Twin Bridges’ business carried on outside Bermuda.

Securities. Transfers and issuances of our common shares may be subject to restrictions under Bermuda law.  Securities may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act of 2003, and the Exchange Control Act 1972, and related regulations. In addition, specific permission is required from the Bermuda Monetary Authority, pursuant to the provisions of the Exchange Control Act 1972 and related regulations, for all issuances and transfers of securities of Bermuda companies, other than in cases where the Bermuda Monetary Authority has granted a general permission. The Bermuda Monetary Authority has advised that where any equity securities, which would include our common shares, of a Bermuda company are listed on an appointed stock exchange, general permission is given for the issue and subsequent transfer of any securities of a company from and/or to a non-resident, for as long as any equities securities of such company remain so listed. The Nasdaq Global Select Market is deemed to be an Appointed Stock Exchange under Bermuda law. Notwithstanding the above general permission, the Bermuda Monetary Authority has granted CRM Holdings permission to, subject to the common shares in CRM Holdings being listed on an appointed stock exchange, issue, grant, create, sale and transfer any of CRM Holdings’ shares (other than our common shares), stock, bonds, notes (other than promissory notes), debentures, debenture stock, units under a unit trust scheme, shares in an oil royalty, options, warrants, coupons, rights and depository receipts, or collectively the Securities, to and among persons who are either resident or non-resident of Bermuda for exchange control purposes, whether or not the Securities are listed on an appointed stock exchange.

Taxes. Under Bermuda law, there are no restrictions on the degree of foreign ownership, and neither we nor Twin Bridges is currently subject to taxes computed on profits or income or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax or to any foreign exchange controls in Bermuda.

Employment Restrictions. Under Bermuda law, non-Bermudians (other than spouses of Bermudians and permanent residents) may not engage in any gainful occupation in Bermuda without a work permit issued by the Bermuda Department of Immigration. Such work permits may be granted or extended upon showing that, after proper public advertisement, no Bermudian, or spouse of a Bermudian or individual holding a permanent resident certificate is available who meets the minimum standards for the advertised position. None of our executive officers is a Bermudian. Our officers work in Bermuda under work permits. In April 2001, the Bermuda government announced a policy that places a six-year term limit on individuals with work permits, subject to certain exceptions for key employees.

Available Information

We maintain a website at www.crmholdingsltd.bm. We are not including the information on our website as a part of, or incorporating such information by reference into this Annual Report on Form 10-K. We make available all of our SEC filings, including this Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K, through our website, free of charge, as soon as is reasonable practicable after these materials have been filed with the SEC. In addition, our Code of Business Conduct and Ethics is available on our web site.

ITEM 1A.	RISK FACTORS

An investment in our common shares involves a high degree of risk. Before making an investment decision, you should carefully consider the risks described below and all of the information contained in this Annual Report on Form 10-K. If any of the risks discussed in this annual report actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the price of our common shares could decline significantly and you may lose all or a part of your investment.

Risks Related to Our Primary Insurance and Reinsurance Business Segments

In the past we have experienced significant losses and negative cash flows from operations. If these trends continue in the future, it could adversely affect our financial condition and there could be doubt about ability to continue as a going concern.

We have incurred significant losses and negative cash flows from operations in the past. For the fiscal year ended December 31, 2009, we experienced a net loss of $46.8 million and negative cash flows from operations of $12.9 million. These results have had a negative impact on our financial condition. There can be no assurance that our business will become profitable in the future and that additional losses and negative cash flows from operations will not be incurred. If these trends continue in the future, it could have a material adverse effect on our business, financial condition and results of operations.

Our financial statements have been prepared assuming that we will continue as a going concern. CRM Holdings, CRM USA Holdings and Embarcadero, our holding companies, generate no revenues but are obligated to pay expenses related to severance, debt service, public company and other general corporate overhead expenses.  Our holding companies rely upon dividends and/or distributions of capital from their subsidiaries to meet these obligations. However, as regulated insurance companies, Majestic and Twin Bridges are subject to significant regulatory restrictions limiting their ability to declare and pay dividends and/or distribute capital as described above under the heading “Item 1. Business – Regulation.” In addition, our fee based subsidiary CRM CA has experienced declining cash flows due to the closure of and decline in premiums under management of the self-insured groups it manages, and CRM and Eimar have no operating cash inflows or outflow as they are classified as discontinued operations but continue to have legal defense and contractual obligation payments.  We have developed a plan to conserve cash in order meet our obligations, which is discussed below under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimate – Going Concern.” It is possible, however, that the actual results of one or more of our plans could be materially worse than anticipated, or that one or more of our significant judgments or estimates concerning the risks and uncertainties affecting us could prove to be materially incorrect. Our future is dependent on our ability to execute our plan successfully or otherwise address the matters. If we fail to do so for any reason, we would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the U.S. Bankruptcy Code or Bermuda Companies Act.

Our loss reserves are based on estimates and may be inadequate to cover our losses.

If we fail to accurately assess the risks associated with the businesses we insure, our loss reserves may be inadequate to cover our actual losses and we may fail to establish appropriate premium rates. We establish loss reserves in our financial statements that represent an estimate of amounts needed to pay and administer claims with respect to insured and reinsured events that have occurred, including events that have not yet been reported to us. Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability.

Our loss reserve estimates are based on estimates of the ultimate cost of individual claims and on actuarial estimation techniques. Several factors contribute to the uncertainty in establishing these estimates. Judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under current facts and circumstances. Key assumptions in the estimation process are the average cost of claims over time (which are referred to as severity trends and include the increasing level of medical, legal and rehabilitation costs); frequency risks; fluctuations in inflation; prevailing economic, social and judicial trends; legislative changes; third party claims handling procedures; costs associated with fraud or other abuses of the medical claim process; and other third party factors beyond our control. If there are unfavorable changes in our key assumptions, our reserves for losses and loss adjustment expenses might need to be increased.

In addition, loss reserves associated workers’ compensation claims carry additional uncertainty as compared to loss reserves associated with other types of insurance.  Workers’ compensation claims are “long-tail” in nature such that claims are often paid over a long period of time. Further, there are no policy limits on liability for workers’ compensation claims. Accordingly, estimating reserves for insurance of workers’ compensation claims can be more uncertain than estimating reserves for other lines of insurance with shorter or more definite periods between the occurrence of the claim and the final determination of the ultimate loss and with policy limits for claim amounts. As a result, there is a greater risk that we may fail to accurately estimate the risks associated with the businesses that we insure and that our reserves may prove to be inadequate to cover our actual losses.

Further, we have limited operating histories in certain areas of our business that can lead to additional uncertainty with our loss reserves.  We rely on a combination of industry data and benchmarks and limited operating history for policies written by Majestic in states other than California and for Twin Bridges’ reinsurance reserves. Consequently, operational changes in claims handling practices over the years may impact the interpretation of this historical data, which can also be impacted by external forces such as legislative changes, economic fluctuations and legal trends. Additionally, our actual loss experience in this line of business could be materially higher than industry loss experience, and therefore we are exposed to an increased likelihood that our actual results may not conform to our estimates.

Additionally, Twin Bridges reinsures insurance policies written by Majestic and we are exposed to a greater share of these losses, since, on a consolidated basis, we remain responsible for 100% of any losses under the insurance policies issued by Majestic. Any underestimate of our loss reserves for this risk would have a greater impact on our consolidated results of operations and financial position than if Majestic reinsured with an unaffiliated third party. The increased overall exposure to losses from large and/or frequent loss occurrences could have a material adverse effect on our business, financial condition and results of operations.

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

Our primary insurance policy prices are established when coverage is initiated. Adequate rates are necessary to generate premiums sufficient to pay losses, loss adjustment expenses and underwriting expenses, and to earn a profit. Our prices for primary insurance coverage are based on estimates of expected losses generated from the policies which we underwrite. We analyze many factors when pricing a policy, including the policyholder’s prior loss history, and the loss prevention orientation of the policyholder’s management. Inaccurate information regarding a policyholder’s past claims experience puts us at risk of mispricing our policies. When initiating coverage on a policyholder, we rely on the claims information provided by the policyholder or previous carriers to estimate future claims expense. If the claims information is not accurately stated, we may under price our policy by using claims estimates that are too low. As a result, our actual costs for providing insurance coverage to our policyholders may be significantly higher than our premiums, which would have a material adverse effect on our business, financial condition and results of operations. Besides the risks associated with under-pricing risks, we could overprice risks, which could reduce our sales volume and competitiveness. In addition, our competitors may adopt premium rate reductions that are greater than ours. In any of these scenarios, our business, financial condition, and results of operations could be materially affected. Finally, the rating actions of state regulatory authorities have a material impact on the pricing of our policies. See “Workers’ Compensation Market Conditions” contained in “Item 7. Management’s Discussion and Analysis” for a discussion of rating actions.

Our insurance operations and premiums could be significantly affected by the ongoing weakness in business and economic conditions in the U.S.

Our insurance operations and financial performance may be impacted by changes in the U.S. economy. Although there have been some indicators of stabilization, the U.S. continues to experience significant recessionary conditions and we believe meaningful risk remains of potential further deterioration in economic conditions. The significant downturn in the U.S. economy during the end of 2008 and in 2009 led to lower reported payrolls, which has had a negative impact on our net earned premiums. If our customers reduce their workforce levels, the level of workers’ compensation insurance coverage they require and, as a result the premiums that we charge, would be reduced, and if our customers cease operations, they will not renew their policies. It is uncertain if economic conditions will deteriorate further, or when economic conditions will improve. A prolonged recession could further reduce payrolls, which could have a significant negative impact on our business, financial condition and results of operations.

A downgrade in the A.M. Best ratings of our insurance and reinsurance subsidiaries could reduce the amount of business we are able to write.

Rating agencies assess and rate the claims-paying ability of insurers based upon criteria established by the agencies. Majestic currently has a financial strength rating of “B++” (Good) from A.M. Best. Twin Bridges currently has a financial strength rating of “B+” (Good) from A.M. Best. These financial strength ratings are used by policyholders, insurers, reinsurers and insurance and reinsurance intermediaries as an important means of assessing the financial strength and quality of our insurance subsidiaries. These ratings are not evaluations directed to potential purchasers of our common shares and are not recommendations to buy, sell or hold our common shares.

Our insurance companies’ financial strength ratings were downgraded by A.M. Best in December 2009. A.M. Best downgraded the financial strength rating of Majestic to “B++” (Good) from “A-” (Excellent) and the financial strength rating of Twin Bridges to “B+” (Good) from “B++” (Good). Both ratings were placed under review with negative implications. The rating actions reflected A.M. Best’s concern over the potential impact on Majestic and Twin Bridges due to the regulatory and litigation issues faced by their affiliates, CRM and CRM Holdings. For a further discussion of A.M. Best’s rating actions, see “Item 1. Business – Ratings” above.

The ratings assigned by A.M. Best can be an important factor in marketing our products. For example, some of our independent brokers and insureds, such as certain segments of the contracting industry, may have guidelines requiring their insurers to have a financial strength rating of “A-” or better. The reduction of Majestic’s A.M. Best rating below “A-” to “B++” may prevent us from issuing policies to such entities. In this case, we will not be able to compete for these policies, and as such we could experience a significant decline in our net earned premiums.

Furthermore, our ratings remain subject to further change at any time. Majestic’s and Twin Bridges’ rating are currently assigned an “under review with negative implications” rating modifier. Our ratings could be further revised downward or revoked at the sole discretion of the rating agencies. Our ability to retain our existing business and to attract new business in our insurance operations depends largely on these ratings. Our failure to maintain our ratings, or any other adverse development with respect to our ratings, including a further downgrade, could cause our current and future independent agents and brokers and insureds to choose to transact their business with competitors of ours that have higher A.M. Best ratings. If A.M. Best further downgrades our ratings, it is likely that we would not be able to compete as effectively with our competitors, and our ability to sell our products could decline. If that happens, our revenues and earnings could decrease substantially.

In addition, because lenders and reinsurers will also use our A.M. Best ratings as a factor in deciding whether to transact business with us, the failure of Majestic or Twin Bridges to maintain their current ratings could dissuade a lender or reinsurance company from conducting business with us or might increase our interest or reinsurance costs.

As a result of any of the foregoing, our business revenues, results of operations and financial condition could be materially and adversely affected.

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

Majestic currently purchases excess of loss reinsurance and participates in ceded quota share agreements. Under quota share reinsurance, the reinsurer, or assuming company, accepts a pro rata share of the insurer’s, or ceding company’s, losses and an equal share of the applicable premiums. Under excess of loss reinsurance, the reinsurer reimburses the ceding company for losses and loss expenses over a specified dollar amount up to an agreed limit per occurrence. For a discussion of Majestic’s reinsurance coverage, see “Item 1. Business – Primary Insurance Segment – Reinsurance” above.

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

We are also subject to credit risk with respect to Majestic’s reinsurers. Reinsurance protection that Majestic receives does not discharge its direct obligations under its insurance policies, as Majestic remains liable to its policyholders even if we are unable to recover under Majestic’s reinsurance contracts. Losses may not be recovered from the reinsurers until claims are paid, and, in the case of long-term workers’ compensation cases, the creditworthiness of the reinsurers may change and we may not recover amounts to which we are entitled. As of December 31, 2009, Majestic had $111.6 million recoverable from its unaffiliated reinsurers that we would be obligated to pay if the reinsurers failed to pay Majestic. If we experience these problems in the future, our charges to income would increase and our net income would decline. These consequences would adversely affect our business, financial condition and results of operations.

If we are unable to realize our investment objectives, our financial condition and results of operations may be adversely affected.

Investment income is an important component of our net income. As of December 31, 2009, our investment portfolio, including cash and cash equivalents, had a carrying value of $332.6 million. For the year ended December 31, 2009, we had $16.3 million of net investment income from continuing operations.

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

During the end of 2008 and in 2009, the capital markets in the United States and elsewhere experienced extreme volatility and disruption. We are exposed to significant capital markets risk, including changes in interest rates, credit spreads and equity prices. Our investment portfolio is affected by the changes in the capital markets. In addition, benchmark interest rates, such as the Federal Fund Rate, are currently at historic lows, which is likely to significantly impact our investment income.  Changes in interest rates and credit quality may result in fluctuations in the income derived from, or the valuation of, our fixed income securities. Our investment portfolios include a significant amount of interest rate-sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Increases in interest rates will decrease the value of our investments in fixed-income securities. If increases in interest rates occur during periods when we sell investments to satisfy liquidity needs, we may experience investment losses. Conversely, if interest rates decline, reinvested funds will earn less than expected.

Any significant decline in our investment income as a result of falling interest rates, decreased dividend payment rates or general market conditions could have an adverse effect on our net income and, as a result, on our shareholders’ equity and our policyholders’ surplus.  Further adverse changes in the capital markets could result in additional other-than-temporary impairments in the future, or could reduce our investment income, which would adversely affect our results of operations, and financial condition.

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

In addition, as a condition to conducting business in some states, insurance companies are required to participate in residual market programs to provide insurance to those employers who cannot procure coverage from an insurance carrier on a negotiated basis. Insurance companies generally can fulfill their residual market obligations by, among other things, participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating insurance companies. Although we price our insurance to account for obligations we may have under these pooling arrangements, we may not be successful in estimating our liability for these obligations. Accordingly, mandatory pooling arrangements may cause a decrease in our profits. As we write policies in new states that have mandatory pooling arrangements, we will be required to participate in pooling arrangements. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability for other members in the pool. The effect of assessments and premium surcharges or increases in them could reduce our profitability in any given period or limit our ability to grow our business and have a material adverse effect on our business, financial condition and results of operations.

We may have exposure to losses from terrorism for which we are required by law to provide coverage.

When writing workers’ compensation insurance policies, we are required by law to provide workers’ compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Majestic’s current excess of loss reinsurance treaty program excludes coverage for acts of terrorism. Notwithstanding the protection provided by reinsurance and the Terrorism Risk Act, the risk of severe losses to us from acts of terrorism has not been eliminated. Accordingly, events constituting acts of terrorism may not be covered by, or may exceed the capacity of the Terrorism Risk Act and could adversely affect our business, financial condition and results of operations.

Risks Related to Litigation

We are involved in several pending litigation matters as described below. As each of these matters is in a preliminary stage, the outcomes are difficult to predict and quantify, and the defense against such claims can be costly.  In addition to decreasing profitability, diverting financial and management resources and general business disruption, we may suffer from adverse publicity that could harm our reputation, regardless of whether the allegations are valid or whether we are ultimately successful in our defense of the action.  We cannot estimate what impact, if any, the litigation may have on our business reputation, results of operations, financial condition or cash flows.  These matters, or other claims or lawsuits that may arise later, if decided adversely to or settled by us, individually or in the aggregate, could require us to pay significant damage amounts and could result in a material adverse effect on our business, results of operations, financial condition and cash flows. These liabilities may exceed our insurance coverage and financial resources. We cannot assure you that our insurance will be sufficient to cover the liabilities we may incur.

We are subject to an investigation and potential litigation by the New York State Attorney General’s Office in connection with CRM’s self-insured group administration practices and our initial public offering in December 2005, which could have a material adverse effect on our business.

We are subject to an investigation and potential litigation by the New York State Office of the Attorney General (“NY Attorney General”) in connection with CRM’s self insured group administration and our initial public offering in December 2005. On December 8, 2009, we received a “Notice of Imminent Enforcement Action” from the NY Attorney General.  According to the Notice, the NY Attorney General intends to file civil claims against us, certain of our subsidiaries, and certain directors and officers to seek redress of allegedly unlawful practices, unless an acceptable settlement can be reached. The NY Attorney General’s Notice followed over 19 months of investigation, during which time we cooperated fully with the NY Attorney General’s office.

The NY Attorney General alleges that we and the other named parties engaged in fraudulent practices in connection with CRM’s administration and marketing of workers’ compensation group self-insurance trusts in New York and in connection with our initial public offering completed in December 2005. These practices are alleged to have violated New York’s Executive Law and Martin Act. The NY Attorney General is intending to seek injunctive relief, restitution, damages, penalties, and costs.

The closure of our self-insured groups and our discontinued New York fee-based management services business has resulted in several lawsuits and exposes us to potential liability.

CRM and its affiliates have been named in several lawsuits following the closure of the New York self-insured groups, which, individually or in the aggregate, could have a material adverse effect on our business.

The New York State Workers’ Compensation Board has commenced a lawsuit on its own behalf and in its capacity as successor in interest to seven of eight workers’ compensation group self-insurance trusts in New York previously managed by CRM. The lawsuit alleges that CRM, CRM Holdings, its other subsidiaries and certain directors and officers breached fiduciary duties owed to the trusts, breached contracts between CRM and the trusts, breached duties of good faith and fair dealing owed to the trusts, engaged in fraudulent activities in administering the trusts, engaged in deceptive business practices and advertising, and were unjustly enriched. The New York State Workers’ Compensation Board alleges that it and the trusts have suffered damages in an amount that is not currently ascertainable, but which is believed to exceed $405 million. In addition to this lawsuit, CRM, CRM Holdings, its subsidiaries and certain directors and officers have been named in several other lawsuits brought by the former members of the trusts. For a complete discussion of the litigation pending against us, see “Item 3. Legal Proceedings” below.

We are currently subject to securities class action litigation, the unfavorable outcome of which may have a material adverse effect on our financial condition, results of operations and cash flows.

In February 2010, a purported class action lawsuit was filed against us and certain of our directors and executive officers alleging violations of federal securities laws. For further discussion of this lawsuit, see “Item 3. Legal Proceedings” below.

Our fee based management services business in California exposes us to litigation.

The management and closure of our self-insured groups in California expose us to significant potential risks. We may have liability for errors or omissions in providing management services to California self-insured groups. We may be liable to our groups, members of our groups and other third parties and governmental authorities for, among other things, damages, fines, penalties and regulatory actions.

If a self-insured group is unable to maintain assets in an amount which exceeds its liabilities, the group must submit a plan to the California Department of Industrial Relations describing how it expects to fund the deficit and may be required to assess its members in order to remedy such deficiency, deposit additional security with the California Department of Industrial Relations or, in certain circumstances, be dissolved. Three of the self-insured groups managed by CRM CA have been unable to maintain assets which exceed their liabilities. The failure of these self-insured groups to maintain assets exceeding their liabilities could expose to litigation, and we may be liable for errors and omissions in administering these self-insured groups. For a discussion of the current legal actions with respect to our California groups, see “Item 3. Legal Proceedings.”

These liabilities may exceed our insurance coverage and financial resources. We cannot assure you that we will be able to maintain insurance coverage for our errors or omission or at rates that we consider reasonable. Moreover, our maintenance of errors and omissions insurance coverage for our California management activities could be adversely affected by the pending lawsuits in New York. If our policies are terminated and do not contain retroactive coverage, we will not be insured for claims made after the termination of coverage even if these claims are based on events or acts that occurred during the term of the policy. In such an event, we could be exposed to liability which could have a material adverse effect on our business, financial condition and results of operations.

If the loss reserves for the self-insured group we manage, or self-insured groups we managed in the past, are underestimated, our business could be adversely affected.

The self-insured group we manage, or self-insured groups we managed in the past, establish loss reserves as they recognize liabilities for unpaid losses, which represent estimates of amounts needed to pay and administer claims with respect to insured events that have occurred, including events that have occurred but have not been reported. Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability.

The self-insured groups’ loss reserve estimates are based on estimates of the ultimate cost of individual claims and on actuarial estimation techniques. Several factors contribute to the uncertainty in establishing these estimates. Judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under current facts and circumstances. Key assumptions in the estimation process including average cost of claims over time, include the increasing level of medical, legal and rehabilitation costs; frequency risks; fluctuations in inflation; prevailing economic, social and judicial trends; legislative changes; third party claims handling procedures; costs associated with fraud or other abuses of the medical claim process; and other third party factors beyond the groups’ control.

To the extent the loss reserves for the self-insured groups we manage, or self-insured groups managed in the past, are insufficient to cover the group’s actual losses and loss adjustment expenses, the groups will have to adjust their loss reserves which could have a material adverse effect on the groups’ financial condition and cash flows and could require the group to assess its members. This could expose us to liability for our management of a group.

We may be deemed to have a conflict of interest in concurrently managing self-insured groups and placing the excess coverage for these groups with Majestic and also providing primary workers’ compensation insurance to potential members of the self-insured groups.

We act as the insurance broker for the self-insured group we manage to assist it with the negotiation and purchase of the required excess and frequency coverage. Coverage for the self-insured group we manage has been placed with Majestic and a portion of such coverage has been reinsured by Twin Bridges. In addition, we are currently providing primary workers’ compensation insurance policies to businesses that are potential members of the self-insured group we manage. Although we have fully disclosed these relationships to the board of trustees of the self-insured groups we manage, it is possible that one or more of our groups could conclude that these relationships present an unacceptable conflict of interest. In this event, we could lose all or a substantial portion of our fee-based management services revenue which could have a material adverse effect on our business, financial condition and results of operations.

In June 2008, Majestic received a “Call for Special Report and Documents Pursuant to Section 308 of the Insurance Law” from the New York State Insurance Department. Among other items, the New York State Insurance Department has requested information related to Majestic’s acquisition of former members of the self-insured groups previously managed by CRM as insureds of Majestic. Majestic has complied with the New York State Insurance Department’s request. To Majestic’s knowledge, the New York State Insurance Department has not initiated any proceedings against Majestic. We cannot estimate what impact, if any, this inquiry and any results from this inquiry may have on our business, financial condition and results of operations.

Risks Generally Applicable to our Business and Industry

Our revenues and results of operation may fluctuate as a result of many factors, including the cyclical changes in the insurance and reinsurance industry, which may cause the price of our common shares to be volatile.

The results of operations of companies in the insurance industry historically have been subject to significant fluctuations and uncertainties. Our profitability can be affected significantly by:

•	competition;

•	rate increases and decreases;

•	volatile and unpredictable developments, including frequency of occurrence or severity of catastrophic and other loss events;

•	changes in the availability of reinsurance capacity and capital capacity;

•	rising loss costs that we cannot anticipate at the time our insurance products are priced; and

•	other general economic and social conditions.

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

Although there have been some indicators of stabilization, the U.S. economy continues to experience significant recessionary conditions, and we believe meaningful risk remains of potential further deterioration in economic conditions, including substantial and continuing financial market disruptions. The current U.S. recession has resulted in unprecedented levels of market volatility, credit illiquidity and declining interest rates which may significantly affect our business, results of operations, ability to meet liquidity needs, access to capital and cost of capital. Global market and economic conditions have been severely disrupted since the fall of 2008 due in part to financial stresses affecting the liquidity of the banking system and the financial markets. These circumstances have also exerted downward pressure on stock prices and reduced access to the equity and debt markets for many issuers, including us.

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

The workers’ compensation insurance market is highly competitive and, except for regulatory considerations, has very few barriers to entry. We compete with many companies and other underwriting organizations in the workers’ compensation insurance business. Many of the insurance companies we compete against have significantly more capital, name and brand recognition and marketing and management resources than we have. Many of our competitors have offered, and may continue to offer, workers’ compensation insurance combined with other insurance coverage. Some of our competitors offer workers’ compensation insurance on a multi-state basis greater than ours. In addition, most of our competitors have financial strength ratings from A.M. Best higher than ours.  We cannot assure you that we will be able to implement our business strategy in a manner that will allow us to be competitive. If any of our competitors offer premium rates, policy terms or types of insurance that are more competitive than ours, we could lose market share and our business, financial condition and results of operations could be materially and adversely affected as a result.

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

We are subject to extensive regulation by the California Department of Insurance and the Bermuda Monetary Authority and other insurance regulatory agencies in each state in which we are licensed. The self-insured group we manage is subject to extensive regulation by the California Department of Industrial Relations. These regulatory agencies have broad regulatory powers designed primarily to protect policyholders, group members, and their employees, but not our shareholders.

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

Regulatory authorities have broad discretion to deny or revoke licenses or suspend underwriting of business for various reasons, including the violation of regulations. We intend to base some of our practices on our interpretations of regulations or practices that we believe are generally accepted by the insurance industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we, or the group we manage, do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us or the group we manage from carrying on some or all of our or their activities, or otherwise impose penalties. In such an event, our reputation as well as our ability to operate our business would be materially and adversely affected.

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

In addition, during the pendency of the Special Examiner’s appointment, Majestic has agreed that it will not, without the prior approval of a Special Examiner or the California Department of Insurance: (a) make any payment to, or engage in any transaction or enter into any agreement with, an affiliated or related person or entity if the cost exceeds $10,000 except for certain  payments that have previously been reported to or approved by the Department which may continue until further notice; (b) make any payment to, or engage in any transaction or enter into any agreement with any non-affiliated or unrelated person or entity outside of the ordinary course of business that exceeds $10,000 individually or $100,000 in the aggregate; or (c) pay bonuses or make other distributions (including dividends).

Because governmental agencies, including the California Department of Insurance, may not take action or give approval within the specified period of time, these notifications and approval requirements may subject us to business delays and additional business expense. If we fail to give these notifications, we may be subject to significant fines and penalties and damaged working relations with these governmental agencies.

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

Our business is highly dependent on our ability to engage on a daily basis in a large number of insurance underwriting, claim processing and investment activities, many of which are highly complex. These activities often are subject to internal guidelines and policies, as well as legal and regulatory standards. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. If our controls are not effective, it could lead to financial loss, unanticipated risk exposure (including underwriting, credit and investment risk) or damage to our reputation. Our business success and profitability depend, in part, on effective information

Our geographic concentration ties our performance to the business, economic and regulatory conditions in California, New York and New Jersey.

Our primary insurance business is concentrated in California which represented 64% of our primary insurance segment net earned premiums for the year ended December 31, 2009. Our primary insurance business is also concentrated in New York and New Jersey which represented 32% of our primary insurance segment net earned premiums for the year ended December 31, 2009.  All of our fee based management services segment revenues are derived from California. Unfavorable business, economic or regulatory conditions in California, New York or New Jersey could negatively impact our business, and, consequently, we are exposed to economic and regulatory risks that are greater than the risks faced by insurance companies that conduct business over a greater geographic area.  Because our business is concentrated in these three states, the occurrence of one or more catastrophic events or other conditions affecting losses in these states could have a material adverse effect on our results of operation and financial condition. We may be exposed to economic and regulatory risks or risk from natural perils that are greater than the risks associated with greater geographic diversification.

If we cannot sustain our relationships with our independent agents and brokers, we may be unable to operate profitably.

We market and sell our workers’ compensation insurance products solely through independent agents and brokers. We do not have an exclusive relationship with these independent agents and brokers. They are not obligated to promote our insurance products and may sell insurance products offered by our competitors. Some of our independent agents and brokers may cease to offer our products because Majestic’s A.M. Best rating has been reduced to “B++”.  Many of our competitors have longer relationships with the independent agents and brokers that we use or intend to use. Further, we must offer workers’ compensation insurance products that meet the requirements of these agents and brokers and their customers and provide competitive compensation to these agents and brokers. We cannot assure you that we will successfully maintain these relationships, cultivate new ones or be able to meet the future requirements of these independent agents and brokers. In addition, consolidation in the insurance agency and brokerage industry may lead to the loss of one or more of these relationships. The failure to maintain satisfactory relationships with the independent agents and brokers from whom we obtain or expect to obtain our business or to develop new relationships would have a material adverse effect on our business, financial condition and results of operations.

We may require additional capital, which may not be available on favorable terms or at all.

Our capital requirements depend on many factors, including our ratings from A.M. Best, our ability to write new business and grow premiums without the support of quota share reinsurance, our ability to establish premium rates sufficient to cover our estimated claims, state regulatory requirements and the financial stability of our reinsurers. We are currently exploring ways to enhance our capital position, which, among other things, could help support our premium growth and restore our A.M. Best rating to “A-”. However, our explorations are at the preliminary stage, and we are not able to determine if additional capital will be available to us or what the amount, form or cost of the capital will be. Furthermore, we believe that our ability to raise additional capital will be adversely affected until there is greater clarity with respect to the pending regulatory matters and lawsuits described in “Item 3. Legal Proceedings.”

Any additional equity or debt financing, if available at all, may be available only on terms that are not favorable to us. If we are able to raise capital through equity financings, your interest in us would be diluted, and the securities we issue may have rights, preferences and privileges that are senior to our common shares. If we raise capital through the issuance of debt, the incurrence and repayment of any debt could have a material adverse effect on our business, financial condition and results of operations. If we cannot obtain adequate capital or sources of credit on favorable terms, or at all, our business, operating results, and financial condition could be adversely affected. It is possible that, in the future, one or more of the rating agencies could further reduce our existing ratings. If one or more of our ratings were further downgraded, we could incur higher borrowing costs and our ability to access the capital markets could be impacted.

The inability of our insurance and other operating subsidiaries to pay dividends to our holding companies in sufficient amounts could adversely affect our ability to meet our debt obligations, pay dividends, make other payments and redeploy capital among our subsidiaries.

CRM Holdings is a holding company that transacts business through its operating subsidiaries, including Majestic, Twin Bridges and CRM CA. Dividends and other permitted distributions from our operating subsidiaries are expected to be our primary source of funds to meet our ongoing cash requirements and other expenses, and to pay dividends, if any, to our shareholders. Insurance regulations in California restrict the payment of dividends and other distributions by Majestic. In addition, in connection with its triennial examination, Majestic has agreed that it will not pay dividends without the prior approval of a Special Examiner or the California Department of Insurance. Bermuda law and regulations, including Bermuda insurance regulations, restrict the declaration and payment of dividends out of retained earnings, and the making of distributions out of contributed surplus, by Twin Bridges unless certain regulatory requirements are met. In addition to the regulatory restrictions, U.S. withholding tax payable on dividends paid to CRM Holdings by our U.S. subsidiaries affects our ability to pay dividends and redeploy capital from our U.S. subsidiaries to our Bermuda operations. Any dividends paid from our U.S. subsidiaries to us would be subject to a U.S. federal withholding tax of 30%. The inability of our operating subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements could have a material adverse effect on our business and financial condition.

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

Our common shares are currently traded on the Nasdaq Global Select Market. Our common shares could be delisted from the Nasdaq Global Select Market if we fail to meet any of the continued listing standards of the Nasdaq Global Select Market. These continued listing standards include specifically enumerated criteria, including a $1.00 minimum closing bid price.

On November 10, 2009, we received a Nasdaq Staff Deficiency Letter notifying us that we fail to comply with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market as set forth in Marketplace Rule 5450(a)(1) because the bid price of our common shares had closed under $1.00 for the last 30 consecutive business days. The notification does not result in the immediate delisting of our common shares from the Nasdaq Global Select Market.

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

If we do not regain compliance by May 10, 2010, Nasdaq will provide written notification to us that our common shares will be delisted. At that time, we may appeal Nasdaq’s delisting determination to a Nasdaq Listing Qualifications Panel. Alternatively, we may apply to transfer the listing of our common shares to the Nasdaq Capital Market if we satisfy all criteria for initial listing on the Nasdaq Capital Market, other than compliance with the minimum bid price requirement. One of the criteria for initial listing on the Nasdaq Capital requires that the market value of the company’s publicly held shares be equal to at least $5 million (“publicly held shares” being defined as total shares outstanding, less any shares held directly or indirectly by officers, directors or any person who is the beneficial owner of more than 10% of the total shares outstanding of the company). In the past, the market value of our publicly held shares has been below $5 million, and we cannot assure that we will meet all the listing requirements of the Nasdaq Capital Market at the time of our application. If our application to the Nasdaq Capital Market is approved, then we may be eligible for an additional grace period. Our common shares could also be traded in the over-the-counter market on an electronic bulletin board established for unlisted securities, such as the Pink Sheets or the OTC Bulletin Board.

Any delisting could adversely affect the market price of, and liquidity of the trading market for, our common shares, our ability to obtain financing or raise capital, and could result in the loss of confidence by investors, market makers, reinsurers, rating agencies and employees.

A delisting from Nasdaq could significantly impact the transferability and issuance of our common shares under Bermuda law.

Specific permission is required from the Bermuda Monetary Authority, pursuant to the provisions of the Exchange Control Act 1972 and related regulations, for all issuances and transfers of securities of Bermuda companies, other than in cases where the Bermuda Monetary Authority has granted a general permission. The Bermuda Monetary Authority has advised that general permission is given for the issue and subsequent transfer of any securities of a company that are listed on an appointed exchange from and/or to a non-resident, for as long as any equities securities of such company remain so listed. The Nasdaq Global Select Market is deemed to be an appointed stock exchange under Bermuda law and such general permission applies to our common shares. However, the OTC Bulletin Board and the “pink sheets” are not considered to be appointed stock exchanges. Consequently, if our common shares are delisted from the Nasdaq and are traded on the OTC Bulletin Board or in the “pink sheets,” we would no longer qualify for the Bermuda Monetary Authority’s grant of general permission. As an alternative, we could seek to apply for listing on the Bermuda Stock Exchange, which is considered an appointed stock exchange, although we cannot assure you that such a listing can be obtained. If we are delisted from Nasdaq and are not able to obtain listing on the Bermuda Stock Exchange, the transfer and issuance of our common shares would subject to specific permission of the Bermuda Monetary Authority under the Exchange Control Act 1972. This would adversely affect the market price of, and liquidity of the trading market for, our common shares, our ability to obtain financing or raise capital, and could result in the loss of confidence by investors, market makers, reinsurers, rating agencies and employees.

Future sales of common shares by our directors, officers, affiliates and other shareholders may adversely affect the price, and the future issues of shares under our employee incentive plans may lower the price, of our common shares.

We cannot predict what effect, if any, future sales of our common shares, or the availability of shares for future sale, will have on the trading price of our common shares. Future sales of common shares by our directors, officers, affiliates and other shareholders, or the perception that such sales may occur, could adversely affect the market price of our common shares and may make it more difficult for you to sell your common shares at a time and price that you determine appropriate. In addition, additional common shares may be issuable pursuant to our 2005 Long-Term Incentive Plan, pursuant to which we have reserved up to 1,500,000 common shares for issuance. The issuance of shares under the plan will result in a dilution of your investment.

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

If CRM Holdings or any of our non-U.S. subsidiaries, including Twin Bridges, were treated as engaged in a trade or business in the United States, that entity could be subject to U.S. income and branch profits tax on all or a portion of the income that is effectively connected with such trade or business. We intend to operate in a manner such that neither CRM Holdings nor any of our non-U.S. subsidiaries will be treated as being engaged in a trade or business in the United States. Accordingly, we do not believe that CRM Holdings or any of our non-U.S. subsidiaries are or will be subject to U.S. federal income taxation on net income. However, this determination is essentially factual in nature, and there are no definitive standards as to what activities constitute being engaged in a trade or business within the United States. Accordingly, there can be no assurance that the U.S. Internal Revenue Service, or IRS, would not find that CRM Holdings or any of our non-U.S. subsidiaries is engaged in a trade or business in the United States. Any liability for income or branch profits tax resulting from such finding could materially adversely affect our financial condition, results of operations and cash flows.

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

If a foreign corporation acquires substantially all of the assets of a U.S. corporation, and 80% or more of the stock of the foreign corporation (excluding new stock issued in a public offering related to the acquisition) is owned by former shareholders of the U.S. corporation by reason of their ownership of the U.S. corporation, the foreign corporation will be considered a U.S. corporation for U.S. federal income tax purposes. In our restructuring, the former owners of CRM, CRM CA and Eimar contributed all of their interests in CRM, CRM CA and Eimar to CRM USA Holdings in return for all of the common stock of CRM USA Holdings. The former owners of CRM, CRM CA and Eimar then contributed all of their CRM USA Holdings shares to us in exchange for 6,372,425 of our common shares. In addition, in our restructuring, the former owners of Twin Bridges contributed all of their shares in Twin Bridges to us in exchange for 3,874,690 of our common shares. As a result of these exchanges, the former owners of CRM, CRM CA Eimar and Twin Bridges acquired 9,457,115 of our common shares in our restructuring.

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

Any of CRM Holdings’ U.S. subsidiaries might be subject to additional U.S. federal income tax on a portion of its income if it is considered a personal holding company for U.S. federal income tax purposes. This status will depend on whether more than 50% of our shares by value could be deemed to be owned (taking into account indirect and constructive ownership) by five or fewer individuals and whether 60% or more of such subsidiary’s adjusted ordinary gross income consists of “personal holding company income,” which is, in general, certain forms of passive and investment income. We believe based upon information made available to us regarding our existing shareholder base that none of CRM Holdings’ U.S. subsidiaries should be considered a personal holdings company for U.S. federal income tax purposes. In addition, we intend to manage our business to minimize the possibility that we will meet the 60% income threshold. However, because of the lack of complete information regarding our ultimate common share ownership (i.e., as determined by the constructive ownership rules for personal holdings companies), we cannot be certain that none of CRM Holdings’ subsidiaries will be considered a personal holding company or that the amount of U.S. tax that would be imposed in that case would be immaterial

Shareholders who are U.S. persons may be subject to U.S. federal income tax  on their pro rata share of our undistributed earnings.

Shareholders who are U.S. persons may be subject to U.S. federal income tax on our undistributed earnings if we are treated as a controlled foreign corporation or a passive foreign investment company or if we have generated more than a permissible amount of related person insurance income. In addition, gain on the disposition of our common shares may be treated as dividend income.

Controlled Foreign Corporation. Each “10% U.S. Shareholder” of a foreign corporation that is a controlled foreign corporation for an uninterrupted period of thirty days or more during a taxable year, and that owns shares in the controlled foreign corporation directly or indirectly through foreign entities on the last day of the corporation’s taxable year on which such corporation was a controlled foreign corporation, must include in its gross income for U.S. federal income tax purposes its pro rata share of the controlled foreign corporation’s “subpart F income,” even if the subpart F income is not distributed. Subpart F income generally includes, among other things, investment income such as dividends, interest and capital gains, and income from insuring risks located outside the insurer’s country of incorporation. A foreign corporation is considered a controlled foreign corporation if “10% U.S. Shareholders” own more than 50% of the total combined voting power of all classes of voting stock of the foreign corporation, or the total value of all stock of the corporation. A 10% U.S. Shareholder is a U.S. person, as defined in the Code, that owns at least 10% of the total combined voting power of all classes of stock of the foreign corporation entitled to vote. For purposes of taking into account subpart F income consisting of insurance income, a controlled foreign corporation also includes a foreign corporation of which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned by 10% U.S. Shareholders on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance or annuity contracts generating subpart F income exceeds 75% of the gross amount of premiums or other consideration in respect of all risks. It is expected that all of Twin Bridges’ income will be considered subpart F insurance income. For purposes of determining whether the more-than-50% (or more-than-25%, in the case of insurance income) and 10% ownership tests have been satisfied, and therefore whether a corporation is a controlled foreign corporation, shares owned includes shares owned directly or indirectly through foreign entities and shares considered owned under applicable constructive ownership rules. The attribution rules are complicated and depend on the particular facts relating to each investor.

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

Related Person Insurance Income. If Twin Bridges’ gross related person insurance income equals or exceeds 20% of its gross insurance income in any taxable year, direct or indirect insureds (and persons related to such insureds) own (or are treated as owning directly or indirectly) 20% or more of the voting power or value of the shares of Twin Bridges and U.S. persons are considered to own in the aggregate 25% or more of the stock of Twin Bridges by vote or value, then a U.S. person who owns any of our shares directly or indirectly through foreign entities on the last day of Twin Bridges’ taxable year on which it is a controlled foreign corporation would be required to include in its income for U.S. federal income tax purposes its pro rata share of Twin Bridges’ related person insurance income for the U.S. person’s taxable year that includes the end of Twin Bridges’ taxable year, determined as if such related person insurance income were distributed proportionately to such U.S. shareholders at that date regardless of whether such income is distributed. In addition any related person insurance income that is includible in the income of a U.S. tax-exempt organization will be treated as unrelated business taxable income. The amount of related person insurance income earned by Twin Bridges (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. shareholder of Twin Bridges or any person related to such shareholder) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by Twin Bridges.

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

Passive Foreign Investment Company. We do not intend to conduct our activities in a manner that would cause us to become a passive foreign investment company. However, it is possible that we could be deemed a passive foreign investment company by the IRS. Our being considered a passive foreign investment company could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation, including subjecting the investor to a greater tax liability than might otherwise apply or subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed. There are currently no regulations regarding the application of the passive foreign investment company provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be issued in the future. We cannot predict what impact, if any, this guidance would have on a shareholder that is subject to U.S. federal income taxation. We have not sought and do not intend to seek an opinion of legal counsel as to whether or not we were a passive foreign investment company for any year.

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

Changes in U.S. tax law or regulations could materially adversely affect our business.

Legislation is periodically introduced in the U.S. Congress intended to eliminate some perceived tax advantages of companies (including insurance and reinsurance companies) that have legal domiciles outside the United State but have certain U.S. connections.

U.S. Rep. Richard Neal has introduced bills, most recently H.R. 3424 in 2009 (the Neal Bill), which provides that foreign insurers and reinsurers would be capped in deducting reinsurance premiums ceded from U.S. insurers to offshore affiliates. The Neal Bill, which was referred to the House Ways and Means Committee, would limit deductions for related party reinsurance cessions to the average percentage of premium ceded to unrelated reinsurers (determined by reference to individual business lines). In the first quarter of 2010, the current administration released its 2011 initial budget, which included a proposal to deny a deduction for reinsurance premiums paid by a U.S. insurance company to an affiliated foreign reinsurance company on U.S. risks, if the foreign reinsurer and its shareholders are not subject to U.S. income tax on premiums received, and the amount of reinsurance premiums paid to foreign reinsurers exceeds 50 percent of the total direct insurance premiums received by the U.S. insurance company and its U.S. affiliates (unless the foreign corporation receiving the premiums elects to treat the premiums as income effectively connected with a U.S. trade or business). We can provide no assurance that this legislation or similar legislation will not be adopted. We believe that passage of any such legislation would adversely affect our business, financial condition and results of operations, perhaps materially.

In addition, in March 2009, U.S. Senator Carl Levin and Rep. Lloyd Doggett introduced legislation in the U.S. Senate and House, respectively, entitled the “Stop Tax Haven Abuse Act” (S. 506 and H.R. 1265). If enacted, this legislation would, among other things, cause to be treated as a U.S. corporation for U.S. federal income tax purposes corporations whose shares are regularly traded on an established securities market, or whose gross assets are or were $50 million or more, if the “management and control” of such a corporation occurs, directly or indirectly, primarily within the U.S. The proposed legislation provides that a corporation’s management and control will be treated as occurring primarily within the U.S. if substantially all of the executive officers and senior management of the corporation who exercise day-to-day responsibility for making decisions involving strategic, financial, and operational policies of the corporation are located primarily within the U.S. In addition, among other things, the legislation would establish presumptions relating to entities and transactions in jurisdictions deemed to be “offshore secrecy jurisdictions”, the initial list of which includes Bermuda. To date, this legislation has not been approved by either the House of Representatives or the Senate. However, we can provide no assurance that this legislation or similar legislation will not ultimately be adopted. While we do not believe that the legislation would impact us or our shareholders, it is possible that an adopted bill would include additional or expanded provisions which could negatively impact us or our shareholders, or that the interpretation or enforcement of the current proposal, if enacted, would be more expansive or adverse than we currently estimate.

It is possible that other legislative proposals could emerge in the future that could have a material adverse impact on us or our shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease our principal executive offices in Hamilton Bermuda, which also houses our reinsurance operations. Our U.S. executive offices are located in leased premises of approximately 34 thousand square feet in Poughkeepsie, New York, which we moved into on December 17, 2007. We operate our primary insurance segment east coast operations and fee based management services from these offices. Our west coast primary insurance segment operations are located in leased premises of approximately 26 thousand square feet in San Francisco, California, which we moved into in October 29, 2007. We also rent additional office for our primary insurance and fee based operations in 2 other locations. We believe that such leased properties are suitable and adequate for our current business operations.

ITEM 3.	LEGAL PROCEEDINGS

Regulatory Proceedings

NY Attorney General Investigation

In March 2008, CRM was advised that the NY Attorney General had commenced an investigation of CRM and had issued a subpoena for documents related to CRM’s administration of the Healthcare Industry Trust of New York (HITNY). Subsequent NY Attorney General inquiries and requests for documents indicated a focus on our initial public offering in December 2005, and in August 2009, we were advised that the NY Attorney General would seek testimony of six current or former directors and officers of the Company and CRM. Thereafter, in December 2009, we received a “Notice of Imminent Enforcement Action” from the NY Attorney General. According to the Notice, the NY Attorney General stated that it intends to file civil claims against us, certain of our subsidiaries, and certain directors and officers to seek redress of allegedly unlawful practices, unless an acceptable settlement can be reached. The NY Attorney General has alleged that we and the other named parties engaged in fraudulent practices in connection with CRM’s administration and marketing of workers’ compensation group self-insurance trusts in New York and in connection with our initial public offering completed in December 2005. These practices are alleged to have violated New York’s Executive Law and Martin Act. The NY Attorney General intends to seek injunctive relief, restitution, damages, penalties, and costs.

We have cooperated fully with the NY Attorney General’s investigation. To our knowledge, the NY Attorney General has not commenced a lawsuit against us, our subsidiaries or any of our current or former directors or officers. We cannot currently predict when the NY Attorney General will conclude its investigation or commence a lawsuit, what, if any, action may be taken by the NY Attorney General, or the effect any such action may have on our business reputation, results of operations, financial condition or cash flows.

New York State Department Insurance Inquiry

In June 2008, Majestic received a “Call for Special Report and Documents Pursuant to Section 308 of the Insurance Law” from the New York State Insurance Department. Among other items, the New York State Insurance Department requested information related to Majestic’s loss reserving practices and Majestic’s providing insurance to former members of the self-insured groups previously managed by CRM as insureds of Majestic. In September 2009, Majestic received a further request from the New York State Insurance Department requesting information related to CRM’s acquisition of Majestic and additional information related to Majestic’s issuance of workers’ compensation policies in New York, including policies issued to previous members of the self-insured groups managed by CRM. Majestic is cooperating fully with the New York State Insurance Department. To our knowledge, the New York State Insurance Department has not initiated any proceedings against Majestic. We cannot currently predict when the New York State Insurance Department will conclude its review, what, if any, actions may be taken by the New York State Insurance Department, or the effect any such action may have on our results of operations, reputation, financial condition, or cash flows.

New York State Workers’ Compensation Board Inspector General Investigation

On or about January 9, 2009, Majestic’s underwriting department received a subpoena from the New York State Workers Compensation Board Office of the Fraud Inspector General. The subpoena requested production of various documents related to the issuance of excess workers’ compensation and general liability policies by Majestic to the Elite Contractors Trust of New York. On May 8, 2009, CRM Holdings and Twin Bridges received a subpoena from the New York State Workers’ Compensation Board Office of Fraud Inspector General. The subpoena requested documents related to quota share agreements and a novation agreement among Twin Bridges, NY Marine and General and Majestic. The subpoenas were captioned In the Matter of Compensation Risk Managers, LLC and were assigned Inspector General Case No. 38839. To our knowledge, the Inspector General has not commenced any action against CRM or any of its affiliates. We cannot currently predict when the New York State Workers’ Compensation Board Office of Fraud Inspector General will conclude its review, what, if any, action may be taken by the Office of Fraud Inspector General, or the effect any such action may have on our business reputation, results of operations, financial condition or cash flows.

Pending Litigation

We are involved in several pending litigation matters as described below. We intend to vigorously defend each of these matters and any claims that may be later asserted. Each of these matters is in a preliminary stage, and we cannot estimate what impact, if any, the litigation may have on our business reputation, results of operations, financial condition or cash flows, however, if any of these matters is decided adversely to us, it may result in a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Declaratory Judgment Action

On September 30, 2008, CRM received a copy of a letter addressed to its errors and omissions insurance carrier from the New York State Workers’ Compensation Board indicating its intention to initiate legal proceedings against CRM on behalf of eight self-insured groups previously administered by CRM as it relates to CRM’s actions while acting as the administrator and broker of record for the eight self-insured groups. The New York State Workers’ Compensation Board had indicated that it was investigating CRM’s administration of the self-insured groups, and CRM believed that the WCB would allege that CRM breached certain duties to the self-insured groups and engaged in certain self-dealing and deceptive practices.

In response to this letter, CRM filed an action on October 3, 2008 in the New York State Supreme Court, Dutchess County, against the New York State Workers’ Compensation Board and the eight self-insured groups, namely the Healthcare Industry Trust of New York, Elite Contractors Trust of New York, Wholesale and Retail Workers’ Compensation Trust of New York, Trade Industry Workers Compensation Trust for Manufacturers, Real Estate Management Trust of New York, Transportation Industry Workers Compensation Trust, Public Entity Trust of New York and the New York State Association of Cemeteries Trust. Through this action, CRM is seeking a declaratory judgment that CRM did not breach any duty to the eight self-insured groups and did not engage in any self-dealing or deceptive practices. CRM is not currently seeking any monetary damages from the eight self-insured groups, their respective boards of trustees or the WCB.

On May 18, 2009, the New York State Workers’ Compensation Board filed a motion to dismiss CRM’s complaint, which CRM opposed. On October 18, 2009, the court granted the New York State Workers’ Compensation Board’s motion and dismissed CRM’s complaint. CRM is deciding whether to appeal the court’s decision.

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

In March 2009, CRM and the current and former officers and directors of CRM named in the complaint filed a motion to dismiss or, in the alternative, to consolidate the action in New York State Supreme Court, Dutchess County, with the declaratory judgment action described above. The court granted CRM’s motion to dismiss in August 2009, and dismissed the plaintiffs’ complaint against CRM and the current or former officers and directors named in the complaint, with leave to the plaintiffs to file an amended complaint within 30 days.

In November 2009, the plaintiffs served an amended complaint which seeks damages, in an undetermined amount, from CRM arising from allegations that CRM breached its fiduciary duties to the plaintiffs. The plaintiffs are seeking to bring the claim derivatively on behalf of WRWCTNY. The amended complaint does not name any current or former officer or director of CRM. On December 11, 2009, CRM filed a motion to dismiss the plaintiffs’ amended complaint. The motion is currently pending before the court.

Erie County New York Trust Class Action Cases

FS Kids LLC, et al. v. Compensation Risk Managers, LLC. On November 24, 2008, FS Kids, LLC, Mask Foods, Inc., Valu Home Centers, Inc., KBLM Foods, Inc., KDJB Foods, Inc., Gaige & Son Grocery, Inc., TJ’s Market, Inc., BB&T Supermarkets Inc., BNR-Larson, LLC, and Gift Express of New York, Inc., all of which were former members of WRWCTNY, on their own behalf and on behalf of all others similarly situated, sued CRM in New York Supreme Court, Erie County. On August 26, 2009, the plaintiffs filed an amended complaint seeking class action certification and alleging that CRM: (1) breached its contract with WRWCTNY; (2) breached its duty of good faith and fair dealing owed to WRWCTNY; (3) breached its fiduciary duties owed to WRWCTNY; (4) was negligent in administering WRWCTNY; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages arising from the plaintiffs’ joint and several liability for the deficit of WRWCTNY which, as of September 30, 2007, was estimated at $19 million, and from any unpaid claims of the plaintiffs’ injured employees in an amount presently undetermined. On September 14, 2009, CRM filed a motion to dismiss the plaintiffs’ amended complaint. CRM’s motion to dismiss was denied by the court on March 11, 2010. CRM’s answer to the plaintiffs’ complaint will be due following entry of the court’s decision and the matter will proceed to discovery.  CRM may also seek to renew and/or reargue its motion to dismiss on the grounds that the record before the Court did not contain the lawsuit filed by the New York State Workers’ Compensation Board on December 8, 2009 in New York State Supreme Court, Albany County.

Armstrong Brands, Inc., et al. v. Compensation Risk Managers, LLC. On March 6, 2009, Armstrong Brands, Inc., Metal Cladding, Inc., TREK, Inc., Petri Baking Products, Inc., Time Cap Laboratories, Inc., Custom Coatings, Inc., GPM Associates, LLC, d/b/a Forbes Products, PJR Industries, Inc., d/b/a Southside Precast Products, Lakeshore Metals, Inc. Duro-Shed, Inc., Tooling Enterprises, Inc. Northeast Concrete Products, Inc., d/b/a Concrete Building Supply and Superior Steel Studs, Inc., all of which were former members of Trade Industry Trust Workers’ Compensation Trust for Manufacturers (the “Trade Trust”), on their own behalf and on behalf of all others similarly situated, sued CRM in New York State Supreme Court, Erie County. The lawsuit seeks class action certification and alleges that CRM: (1) breached its contract with the Trade Trust; (2) breached its duty of good faith and fair dealing owed to the Trade Trust; (3) breached its fiduciary duties owed to Trade Trust; (4) was negligent in administering the Trade Trust; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages (a) arising from the plaintiffs’ joint and several liability for the deficit of the Trade Trust which, as of December 31, 2006, was estimated at $4.9 million, (b) from any unpaid claims of the plaintiffs’ injured employees in an amount presently undetermined, (c) from potentially being liable for the costs of liquidation charged or to be charged by the WCB, and (d) from fees paid by the plaintiffs and the Trade Trust to CRM pursuant the service agreement between CRM and the Trade Trust. On August 17, 2009, CRM filed a motion to dismiss the plaintiffs’ complaint, and in response to CRM’s motion, on November 10, 2009, the plaintiffs filed an amended complaint alleging substantially the same claims and damages as contained in their original complaint. The plaintiffs have granted CRM an extension of time to respond to the amended complaint until 20 days after entry of the court’s decision on CRM’s motion to dismiss in the FS Kids LLC, et al. v. Compensation Risk Managers, LLC lawsuit.

Arlen Senior Contracting of Central Islip, LLC, et al. v. Compensation Risk Managers, LLC. On August 18, 2009, Arlen Senior Contracting of Central Islip LLC, Anchor Building Maintenance Corp., Conifer Realty, LLC, Constanza Enterprises, Inc., Court Plaza Senior Apartments, L.P., John Wesley Village II, Midland Management, LLC, Niagara River World, Inc., Plattsburgh Airbase Redevelopment Corp., and Wen Management Corp., all of which were former members of the Real Estate Management Trust of New York (the “Real Estate Trust”), on their own behalf and on behalf of all others similarly situated, sued CRM in New York State Supreme Court, Erie County. The lawsuit seeks class action certification and alleges that CRM: (1) breached its contract with the Real Estate Trust; (2) breached its duty of good faith and fair dealing owed to the Real Estate Trust; (3) breached its fiduciary duties owed to the Real Estate Trust; (4) was negligent in administering the Real Estate Trust; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages (a) arising from the plaintiffs’ joint and several liability for the deficit of the Real Estate Trust which, as of December 31, 2006, was estimated at $1.6 million, (b) from any unpaid claims of the plaintiffs’ injured employees in an amount presently undetermined, (c) from potentially being liable for the costs of liquidation charged or to be charged by the WCB, and (d) from fees paid by the plaintiffs and the Real Estate Trust to CRM pursuant the service agreement between CRM and the Real Estate Trust. On October 20, 2009, CRM filed a motion to dismiss the plaintiffs’ complaint. CRM has granted plaintiffs an extension of time to respond to CRM’s motion to dismiss until 20 days after entry of the court’s decision on CRM’s motion to dismiss in the FS Kids LLC, et al. v. Compensation Risk Managers, LLC lawsuit.

70 Sheldon Inc., et al. v. Compensation Risk Managers, LLC. On August 20, 2009, 70 Sheldon, Inc., Advance Relocation Storage, Inc., All County Bus, LLC, Alpha Services of Westchester, Inc., A. T. & A. Trucking Corp., B. Pariso Transport, Inc., Carmen M. Pariso, Inc., Covered Wagon Train, Inc., Exclusive Ambulette Service, Inc. Ficel Transport, Inc., North Shore Ambulance and Oxygen Service, Inc., Rivlab Transportation Corp., Woodland Leasing Co., Inc., all of which were former members of the Transportation Industry Workers’ Compensation Trust (the “Transportation Trust”), on their own behalf and on behalf of all others similarly situated, sued CRM in New York State Supreme Court, Erie County. The lawsuit seeks class action certification and alleges that CRM: (1) breached its contract with the Transportation Trust; (2) breached its duty of good faith and fair dealing owed to the Transportation Trust; (3) breached its fiduciary duties owed to the Transportation Trust; (4) was negligent in administering the Transportation Trust; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages (a) arising from the plaintiffs’ joint and several liability for the deficit of the Transportation Trust which, as of December 31, 2006, was estimated at $6.1 million, (b) from any unpaid claims of the plaintiffs’ injured employees in an amount presently undetermined, (c) from potentially being liable for the costs of liquidation charged or to be charged by the WCB, and (d) from fees paid by the plaintiffs and the Transportation Trust to CRM pursuant the service agreement between CRM and the Transportation Trust. On October 20, 2009, CRM filed a motion to dismiss the plaintiffs’ complaint. CRM has granted plaintiffs an extension of time to respond to CRM’s motion to dismiss until 20 days after entry of the court’s decision on CRM’s motion to dismiss in the FS Kids LLC, et al. v. Compensation Risk Managers, LLC lawsuit.

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

On March 12, 2010, the plaintiffs filed an amended complaint which contains substantially the same allegations as the original complaint, but seeks to add additional claims, including: (i) the imposition of a constructive trust upon certain assets of CRM, its affiliated entities and two former director and officers; (ii) an accounting to determine the amount and location of any assets improperly obtained CRM, its affiliated entities and two former directors and officers; (iii) indemnification from CRM for amounts paid by plaintiffs; and (iv) an injunction pursuant to New York’s Debtor and Creditor Law restraining the disposition and appointing a receiver to take charge of the property of CRM Holdings and two former directors and officers and the setting aside of certain payments. The plaintiffs have granted CRM and its affiliates an unlimited extension of time to respond to the complaint, which may be revoked on 20 days notice.

Elite Contractors Trust of New York Claim

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

New York State Workers Compensation Board v. Compensation Risk Managers, LLC et al.

In December 2009, the New York State Workers’ Compensation Board commenced a lawsuit on its own behalf and in its capacity as successor in interest to seven of the eight workers’ compensation self-insured groups in New York previously managed by CRM. The New York State Workers’ Compensation Board’s lawsuit, brought in Supreme Court of the State of New York, Albany County, alleges that CRM, CRM Holdings, its subsidiaries and certain directors and officers breached fiduciary duties owed to the self-insured groups, breached contracts between CRM and the self-insured groups, breached duties of good faith and fair dealing owed to the self-insured groups, engaged in fraudulent activities in administering the self-insured groups, engaged in deceptive business practices and advertising, and were unjustly enriched. The complaint alleges that the New York Workers’ Compensation Board and the self-insured groups have suffered damages in an amount that is not currently ascertainable, but which is believed to exceed $405 million. To date, neither we nor any of our subsidiaries or directors or officers has been served with the lawsuit.

Securities Claim Class Action

On February 5, 2010, a class action lawsuit was filed in the United States District Court for the Southern District of New York on behalf of a class consisting of all persons or entities who purchased the securities of CRM Holdings between December 21, 2005 and November 5, 2008. The complaint was filed by Beverly L. Munter, individually and on behalf of all others similarly situated, and charges CRM Holdings and certain of our executive officers and directors with violations of federal securities laws. The complaint alleges that throughout the class period the defendants knew or recklessly disregarded that their public statements concerning CRM Holdings’ financial performance and prospects were materially false and misleading. Specifically, the defendants are alleged to have made false and/or misleading statements and/or failed to disclose: (1) that the defendants and their affiliates engaged in a fraudulent scheme and course of business to grow membership in eight self-insured groups previously administered by CRM, by charging premiums below commercial rates; (2) that the membership growth inflated gross trust revenues while reducing net paid premium income to the level that the assets of the self-insured groups would become insufficient to cover liabilities; (3) that, accordingly, the self-insured groups would fall below “fully funded” status; (4) that, as part of their fraudulent scheme and course of business to cover up the difference between assets and liabilities, the defendants and their affiliates disguised the true financial conditions of the self-insured groups by engaging in certain improprieties designed to result in minimal projected claims liability, including under-reserving individual claims and utilizing improper actuarial/accounting methods; (5) that the defendants and their affiliates provided the New York State Workers’ Compensation Board with materially false and/or misleading financial and actuarial reports for the self-insured groups which reflected artificially reduced liabilities; (6) that, as a result of the above, we were exposed to hundreds of millions of dollars in liabilities relating to the under-funding of the self-insured groups; (7) that we lacked adequate internal and financial controls; and (8) that, as a result of the above, our financial statements were materially false and misleading. The plaintiff seeks to recover damages on behalf of class members. To date, neither we nor any of the directors or officers has been served with the lawsuit.

Plastic Manufacturers Self Insurance Program Claim

In January 2010, CRM CA was contacted by an attorney representing the Plastic Manufacturers Self Insurance Program of California (PMSIP) threatening litigation against CRM CA should members of PMSIP commence an action against PMSIP or its Board of Trustees. PMSIP’s attorney advised CRM CA that certain members of PMSIP were questioning PMSIP’s administration as a result of a deficit and corresponding assessment and that PMSIP’s members were alleging “gross negligence” and negligent administration by CRM CA in the administration of PMSIP. Accordingly, to the extent any litigation or formal legal claim was commenced, PMSIP threatened to tender the defense and indemnification of any claim or action filed by any past or current PMSIP member arising out of CRM CA’s administration of PMSIP.  PMSIP alleges that the service agreement between PMSIP and CRM CA contained a contractual indemnity clause; however, CRM CA disagrees and intends to vigorously contest PMSIP’s claim and any subsequent litigation that may be brought by PMSIP or any of its members.

Contractors Access Program/CRM CA Settlement

In April 2005, Cornerstone Program Management & Insurance Services (Cornerstone), the former general agent for the Contractors Access Program (CAP), a self-insured group formerly managed by CRM CA, commenced litigation against CAP, CRM and CRM CA in a case entitled Rierden, et al v. Compensation Risk Managers, LLC, et al. On September 6, 2006, CRM, CRM CA and CAP entered into a Confidential Settlement and Mutual Release Agreement (the Settlement Agreement) with Cornerstone and its affiliates. All settlement payments due under the Settlement Agreement were paid and the litigation was dismissed on December 31, 2006. Thereafter, on June 5, 2008, CRM CA and CAP entered into an Amendment to the Contractors Access Program of California Service Agreement. Under this amendment, CRM CA agreed to pay $2.0 million to CAP in five approximately equal annual payments commencing on or about July 1, 2009. In consideration thereof, CAP agreed to assume the remaining amount of the award in connection with the Cornerstone Litigation and Settlement Agreement.

In February 2010, CRM CA was contacted by an attorney representing CAP regarding the Cornerstone settlement and the Service Agreement amendment between CRM CA and CAP. CAP’s attorney asserted that it appears that CRM CA has a current outstanding obligation to CAP of approximately $4.0 million, [which was the sum paid by CAP to Cornerstone allegedly at the direction of CRM CA solely to serve the interests of CRM CA].  The attorney alleged that the repayment and amendment to the Service Agreement were not properly negotiated and that all payments or credits have not been made. Consequently, CAP demanded that, under the circumstances surrounding the litigation with Cornerstone and the terms of the repayment plan, CRM CA should immediately deposit $4.0 million with CAP, and if CRM CA fails to do so, a lawsuit may be commenced. CRM CA disagrees with CAP’s assertions and intends to vigorously contest CAP’s claim for $4.0 million and any subsequent litigation that may arise.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares began trading on December 21, 2005 on the NASDAQ Global Select Market under the symbol CRMH. As of December 31, 2009, there were approximately 8 holders of record of our common shares and 1 holder of record of our Class B shares. Prior to December 21, 2005, there was no public market for our common shares.

The following table sets forth, for the periods indicated, the high and low closing sales prices per share of our common shares as reported on the NASDAQ Global Select Market:

	2009		2008
Period	High	Low	High	Low
First Quarter	$1.80	$0.44	$8.11	$5.00
Second Quarter	$1.40	$0.62	$5.15	$3.00
Third Quarter	$1.20	$0.91	$4.02	$2.65
Fourth Quarter	$1.06	$0.30	$2.66	$0.75

On March 18, 2010, the closing sale price per share of our common shares was $0.35.  Please see Risks Related to Our Common Shares in Item 1A above.

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

During 2009, Majestic paid $3.0 million in dividends to Embarcadero.  Majestic did not pay any dividends to Embarcadero during 2008 or 2007. In 2010, Majestic is not able to pay any dividends without prior approval of the California Department of Insurance as discussed in greater detail in Item 1 under the heading “Item 1. Business –Regulation – State Insurance Regulation in the United States.”  For the years ended December 31, 2009, 2008 and 2007, Twin Bridges paid dividends and distributed capital in an aggregate amount of $6.0 million, $35.5 million and $2.0 million. In 2010, Twin Bridges will be able to pay dividends to CRM Holdings to the extent that it has retained earnings, without prior approval of the Bermuda Monetary Authority.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item concerning securities authorized for issuance under equity compensation plans is set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

The following table sets forth our selected historical consolidated financial information for the periods ended and as of the dates indicated. The selected consolidated statement of operations information for the years ended December 31, 2009, 2008 and 2007 and the selected consolidated balance sheet information as of December 31, 2009 and 2008 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations information for the years ended December 31, 2006 and 2005 and the selected consolidated balance sheet information as of December 31, 2007, 2006 and 2005 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

On September 8, 2008, we ceased operations of our subsidiaries, CRM and Eimar. Accordingly, the results of operations of CRM and Eimar are reported as discontinued operations for all periods presented.

The historical results are not necessarily indicative of results to be expected in any future period. You should read the following selected consolidated financial information in conjunction with the information contained in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Many factors may cause our actual results to differ materially from the financial information and results presented below including, but not limited to, those factors discussed in “Risk Factors.”

	Years Ended December 31,
Selected Consolidated
Statement of Operations Information	2009	2008	2007	2006	2005
	(in thousands except for per share data)
Revenues
Net premiums earned	$80,524	$121,942	$116,843	$30,702	$8,362
Fee-based management services	4,651	7,329	8,846	12,330	9,393
Investment income	16,286	13,900	11,279	4,205	(16)
Total revenues	101,461	143,171	136,968	47,237	17,739
Expenses
Losses and loss adjustment expenses	81,654	85,506	64,075	10,490	3,584
Fees paid to general agents and brokers	1,939	3,983	2,438	2,373	1,865
Selling, general and administrative expenses	43,426	34,443	33,121	18,999	10,117
Policy acquisition costs and other expenses	15,240	19,153	18,313	8,249	2,473
Total expenses	142,259	143,085	117,947	40,111	18,039

(Loss) income from continuing operations before income taxes	(40,798)	86	19,021	7,126	(300)
Tax provision (benefit) from continuing operations	4,186	(1,937)	979	(1,074)	(27)
(Loss) income from continuing operations	(44,984)	2,023	18,042	$8,200	$(273)

(Loss) income from discontinued operations before income taxes	(1,807)	(5,360)	2,733	8,706	7,638
Tax provision (benefit) from discontinued operations	43	(1,841)	633	2,650	90
(Loss) income on discontinued operations	(1,850)	(3,519)	2,100	6,056	7,548

Net (Loss) Income	$(46,834)	$(1,496)	$20,142	$14,256	$7,275

Basic and fully diluted (loss) earnings per share from continuing operations(1)	$(2.68)	$0.12	$1.11	$0.51	$0.36
Basic and fully diluted (loss) earnings per share from discontinued operations (1)	$(0.11)	$(0.21)	$0.13	$0.37	$0.34
Basic and fully diluted (loss) earnings per share (1)	$(2.79)	$(0.09)	$1.24	$0.88	$0.70

Pro forma cash dividends declared per common share(1)	n/a	n/a	n/a	n/a	$0.76

Weighted average common shares outstanding(1)	16,780	16,441	16,289	16,247	10,428
Weighted average fully diluted shares outstanding(1)	16,780	16,441	16,307	16,247	10,431

(1)
For the period prior to the IPO, the 10,247,115 shares of common and Class B shares of the Company issued to the former owners of the pre-restructuring entities and Twin Bridges are assumed to be outstanding for all periods presented.

	December 31,
Selected Consolidated
Balance Sheet Information	2009	2008	2007	2006	2005
	(in thousands, except share data)
Assets
Cash and cash equivalents	$45,587	$29,234	$34,286	$22,328	$67,923
Cash and cash equivalents, restricted	4,422	810	—	5,763	885
Investments	282,569	314,818	267,212	206,768	8,185
Premiums receivable, net	6,246	11,935	13,891	17,589	2,648
Reinsurance recoverable and prepaid reinsurance	123,767	63,801	38,584	30,749	—
Other receivables	5,720	6,283	7,766	7,897	2,058
Deferred policy acquisition costs	758	1,084	623	1,143	442
Current income taxes, net	6,979	3,208	(275)	(298)	(68)
Deferred income taxes, net	—	7,809	7,473	6,803	5
Goodwill and other intangible assets, net	436	3,252	3,521	2,695	—
Other assets	6,463	5,166	6,779	4,400	1,761
Total assets	$482,947	$447,400	$379,860	$305,838	$83,839

Liabilities and shareholders’ equity
Reserves for losses and loss adjustment expenses	$317,497	$245,618	$188,848	$153,622	$6,280
Reinsurance payable	20,357	9,424	5,741	1,321	—
Unearned premiums	10,599	13,090	8,853	8,080	1,494
Long-term debt	44,083	44,083	44,084	44,115	83
Accrued IPO costs	—	—	—	—	2,411
Other liabilities	29,677	26,325	24,796	15,056	4,641
Total liabilities	422,213	338,540	272,322	222,194	14,909

Common shares, $0.01 par value per share, 50 billion shares authorized (1)	165	162	160	155	155
Class B shares (2)	4	4	4	8	8
Additional paid-in capital	71,057	69,743	68,192	66,566	66,056
Retained (deficit) earnings	(11,215)	35,619	37,115	16,973	2,717
Accumulated other comprehensive income (loss)	723	3,332	2,067	(58)	(6)
Total shareholders’ equity	60,734	108,860	107,538	83,644	68,930
Total liabilities and shareholders’ equity	$482,947	$447,400	$379,860	$305,838	$83,839

(1)
16.5 million, 16.2 million and 16.0 million common shares issued and outstanding at December 31, 2009, 2008 and 2007, respectively, and 15.5 million common shares issued and outstanding at December 31, 2006 and 2005.

(2)	0.4 million Class B shares issued and outstanding at December 31, 2009, 2008 and 2007 and 0.8 million Class B shares issued and outstanding at December 31, 2006 and 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. We caution you that our results of operations for prior periods are not indicative of the actual results that may be achieved in future periods. In addition, some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. Many factors may cause our actual results to differ materially from those anticipated or implied by these forward-looking statements including, but not limited to, those discussed in “Risk Factors.” You should read the information under “Risk Factors” as presented in Item 1A. for information about material risks and uncertainties that affect us, our business and our common shares and the cautionary note regarding “Forward-Looking Statements” which precedes Item 1 in this Annual Report on Form 10-K.

Overview

We are a specialty provider of workers’ compensation insurance products. Through our subsidiaries, we offer workers’ compensation insurance coverage, reinsurance, and fee-based management services for self-insured entities. We seek to provide quality products and services that fit the needs of our insureds and clients and are dedicated to developing and maintaining a mutually beneficial, long-term relationship with them. Our workers’ compensation insurance coverage is offered to employers in California, New York, New Jersey, Arizona, Nevada, and other states. Our reinsurance is underwritten from Bermuda, and our fee-based management services are currently provided to one self-insured entity in California.

We report our business in the following four segments: (1) primary insurance; (2) reinsurance; (3) fee-based management services; and (4) corporate and other.  On September 8, 2008, we ceased operations of our subsidiaries, CRM and Eimar. Accordingly, the results of operations of CRM and Eimar, which historically were reported in the fee-based management services segment, are reported as discontinued operations for all periods presented.

We did not achieve our overall business, financial and shareholder performance expectations for fiscal year 2009.  Our net loss from continuing operations was $45.0 million compared to net income from continuing operations of $2.0 million for 2008. The major factors contributing to the swing in profits were:

•	a decrease in net earned premiums;

•	an increased current accident year loss ratio;

•	unfavorable loss reserve development;

•	the establishment of a valuation allowance on our deferred tax asset;

•	the write-off of goodwill; and

•	severance expense related to the former co-chief executive officers.

Net Earned Premiums. We had a significant decrease in our net earned premiums during 2009. This primarily resulted from two items – increased reinsurance and difficult market conditions. In April 2008, A.M. Best placed Majestic’s financial strength rating under review based on a concern of limited capital being available to support our anticipated growth and capitalization levels falling somewhat short of A.M. Best’s requirements. In response, we purchased quota share reinsurance coverage with third party reinsurers, which resulted in our net earned premiums being reduced year-over-year. We currently do not expect to renew our quota share reinsurance, which is set to expire on June 30, 2010; however, we are still evaluating our current capital needs, and if available on terms acceptable to us, we may elect to purchase further quota share coverage. Our net earned premiums were also lower during 2009 as a result of difficult workers’ compensation insurance market conditions. Ongoing weakness in business and economic conditions in the U.S. and competitive market and pricing conditions in California, our largest market, adversely affected our year-over-year net earned premiums.

Losses and Loss Adjustment Expenses. We experienced an increase in our losses and loss adjustment expense ratio during 2009. Majestic’s losses and loss adjustment expense ratio was 105% in 2009 as compared to 73% in 2008.  The higher loss ratio was primarily based on two factors – an increased current year accident loss ratio and a change from favorable development to unfavorable development with respect to prior accident years. We sought growth in 2008 and reduced prices to achieve that growth, amidst a softening market and deteriorating economic conditions. We began 2009 with our pricing indexed to the reduced rates established in 2008.  As claims developed and paid losses emerged, we realized the need for an upward adjustment to our current year accident loss ratio.  This resulted in a corresponding increase in our loss reserves. In addition, our loss reserves were increased in 2009 as a result of net unfavorable development with respect to prior accident years. This was primarily related to accident year 2008 in California and New Jersey.

Other Items. Based on our net losses and other factors, we recorded a full deferred tax valuation allowance and wrote off our goodwill during 2009. In addition, we recorded severance expense related to the former co-chief executive officers during 2009.

Factors Influencing Our Future Performance. Our 2010 operating results and financial conditions could be adversely affected by many factors including:

•
In December 2009, A.M. Best downgraded the financial strength rating of Majestic to “B++” (Good) from “A-” (Excellent). These rating actions reflected A.M. Best’s concern over the potential impact on Majestic and Twin Bridges from the regulatory and litigation issues we face. In addition, A.M. Best’s concerns were further compounded by the sizeable deterioration in our overall earnings and the increased level of dependence on Majestic to support our holding company operations. The ratings will remain under review until the financial impact of the regulatory and litigation issues are evaluated and we provide A.M Best with additional information with respect to any funding that may be required in connection with these issues.

•
We are subject to an investigation and potential litigation by the NY Attorney General in connection with CRM’s self-insured group administration practices and our initial public offering in December 2005. In addition, the closure of our self-insured groups and our discontinued New York fee-based management services business has resulted in several lawsuits against us.

•
Lingering effects of soft insurance market pricing could continue to affect growth rates and earned premium levels into 2010 and perhaps later, depending on when insurance market conditions improve. These conditions continue to weaken loss ratios and hamper near-term profitability. Economic factors, including inflation, may increase our claims and settlement expenses related to medical care.

•	The weak economy may continue to affect policyholders by deflating insured payrolls, and until the economy significantly strengthens, we may not see significant premium growth.

•	Our premium growth also may lag as a result of our downgraded A.M. Best rating and as we seek to increase premium rates and take corrective underwriting actions in certain areas of our business.

•
The California insurance marketplace could remain competitive, which could cause carriers to pursue strategies that they believe could lead to economies of scale, market share gains or the potential for an improved competitive posture.

We are currently exploring ways to enhance our future operating performance. For example, we are exploring a potential strategic partnership to help us retain and compete for rating sensitive business. We may partner with other insurance carriers with which we can align to provide our customers an A.M. Best “A-” or better rating. In addition, we are exploring ways to enhance our capital position, which, among other things, could help support premium growth and restore our A.M. Best rating to “A-”. However, our explorations of these matters are at a very preliminary stage, and we cannot determine whether or when we may enter into a strategic partnership or if additional capital will be available to us or what the amount, form or cost of the capital will be. Furthermore, we believe that our ability to raise additional capital will be adversely affected until there is greater clarity with respect to the pending regulatory matters and lawsuits.

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

Our Insureds’ Payroll Levels. Our primary insurance premiums are ultimately determined by the policyholder’s aggregate payroll. Based on the recession in the U.S. during the end of 2008 and during 2009, we have seen a rise in unemployment, and as a result, we are experiencing a downward trend in the payroll levels of our insureds. Consequently, this downward trend in payrolls has resulted in a downward trend of our net earned premiums. Until unemployment declines, we may continue to experience a downward trend in our insureds’ payrolls and our net earned premiums. To the extent that payroll levels on insureds’ policies continue to decline as a result of the recession, our actual premiums earned may be less than expected.

California’s Premium Rates. In California, the state in which the largest amount of our workers’ compensation premiums are earned, the Workers’ Compensation Insurance Rating Bureau of California (WCIRB), an industry-backed private organization that provides statistical analysis, recommends claims cost benchmarks to be used by companies in determining their premium rates. The WCIRB’s recommendations are reviewed by the California Department of Insurance, which also adopts and publishes its own claims cost benchmark. The benchmark rates cover expected loss costs, but do not contain an element to cover operating expenses or profit.

Between 2004 and 2007, California benchmark rates experienced a significant downward trend, which resulted in soft market conditions. The reduction in rates was based on legislative reforms adopted by California in 2003 and 2004, which had the goal of reducing over time the medical and indemnity expenses incurred by insurance companies under workers’ compensation policies. The benchmark rates in California fell 63% percent from their high in 2003.

Beginning in 2008, market conditions indicated a stabilizing to California’s benchmark rates. However, the pricing in the California market has remained soft. The benchmark rating actions in California since 2008 have included:

•	In January 2008, the Commissioner recommended no change in workers’ compensation insurance benchmark rates based upon his review of the data provided by the WCIRB at that time.

•
In May 2008, the Commissioner, citing forecasted marketplace stability, did not issue an interim pure premium rate advisory - the first time in six years an interim pure premium rate advisory was not issued by a California insurance commissioner.

•
In October 2008, the Commissioner rejected WCIRB’s recommendation of a 16% increase to the workers’ compensation benchmark rates and instead granted a 5% increase. The WCIRB’s recommended increase was based primarily on rising medical costs and loss adjustment expenses.

•
In July 2009, the Commissioner declined WCIRB’s application to increase the workers’ compensation benchmark rates by 23.7%. The Commissioner recommended no change, citing evidence that self-insured employers were able to reduce overall workers’ compensation costs. The WCIRB’s recommendation was based on an evaluation of the industry loss and loss adjustment expense experience as of December 31, 2008 and on expected cost increases arising from two significant Workers’ Compensation Board of Appeals decisions that affected the 2004 legislative reforms.

•
In November 2009, the Commissioner declined WCIRB’s recommendation of a 22.8% increase to the workers’ compensation benchmark rates. The Commissioner recommended no change, citing evidence that insurers were not realizing efficiencies to bring down the costs in the system, including failing to achieve a balance between cost and benefit with medical provider networks and utilization review, and are not communicating effectively with medical providers. The WCIRB’s recommendation was based on an analysis of insurer experience as of June 30, 2009, and an analysis of anticipated cost increases stemming from two significant Workers’ Compensation Board of Appeals decisions affecting the 2004 legislation.

The California Insurance Commissioner’s decisions are advisory only and insurance companies may choose whether or not to adopt the new rates. We set our own California premium rates based upon actuarial analysis of current and anticipated cost trends including any modifications to the workers’ compensation system, while maintaining our goal of achieving underwriting profits.

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

Principal Revenue and Expense Items

Our revenues consist primarily of the following:

Net Premiums Earned. Gross premiums written include all direct premiums billed during a specified policy period and assumed premiums written.  Assumed premiums written are premiums from affiliate or third party companies or authorized state mandated pools.  Net premiums written is the difference between gross premiums written and premiums ceded or paid to affiliate or third party reinsurers.

Net premiums earned are the elapsed portion of our net premiums written. At the end of each accounting period, (a) the portion of direct and assumed premiums that are not yet earned is included in unearned premiums and is realized in subsequent periods over the remaining terms of the policies; and (b) the portion of ceded premiums that are not earned is included in prepaid reinsurance premiums and is realized in subsequent periods over the remaining terms of the policies.

Ceded premiums earned also include reinstatement premiums.  Reinstatement premiums represent additional premiums payable to reinsurers to maintain coverage purchased under excess of loss reinsurance contracts.  These contracts generally contain provisions requiring payment of additional premiums based on a percentage of ceded losses in the event that losses of a defined magnitude are ceded under such contracts.  Reserves are established for potential reinstatement premiums and are recorded once estimated actuarial loss reserves exceed the defined limits.

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

Earned but unbilled premiums include estimated future audit premiums and are subject to changes in payrolls due to growth, economic conditions and seasonality.  The estimates are continually reviewed and adjusted as experience develops or new information becomes known.  Any such adjustments are included in current operations.  At the end of the policy terms, payroll-based premium audits are performed to determine earned premiums for that policy year and the premiums are adjusted and billed accordingly.

Fee-Based Management Services. Our fee-based management service revenues include management fees received from self-insured groups for management services. Our fees are based on a percentage of premiums paid by members to the self-insured groups.

Investment Income. Our investment income is dependent upon the average invested assets in our portfolio and the yield that we earn on those invested assets. Our investment yield depends on market interest rates and the credit quality and maturity period of our invested assets. In addition, we realize capital gains or losses on sales of investments and realize losses on impairment of investments as a result of changing market conditions, including changes in market interest rates and changes in the credit quality of our invested assets. Investment income is recorded net of investment expenses.

Our expenses consist primarily of the following:

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses reflect our best estimate, using various actuarial analyses, of ultimate losses and loss adjustment expenses, net of any reinsurance recoverables, we expect to incur on each primary insurance and reinsurance contract written. Actual losses and loss adjustment expenses will depend on actual costs to settle our claims and the actual expenses incurred in settling the claims.

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

Critical Accounting Policies and Estimates

It is important to understand our accounting policies in order to understand our financial statements. Management considers some of these policies to be critical to the presentation of our financial results, since they require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the financial reporting date and throughout the period being reported upon. Some of the estimates result from judgments that can be subjective and complex, consequently, actual results reflected in future periods might differ from these estimates and could differ by material amounts. In addition, if factors such as those described in Item 1A. under the heading “Risk Factors” cause actual events to differ materially from management’s assumptions used in applying the relevant accounting policy, there could be a material adverse effect on our financial condition and results of operations.

We believe the most critical accounting policies relate to the reporting of reserves for losses and loss adjustment expenses, amounts recoverable from third party reinsurers, fixed-maturity securities, impairment of fixed-maturity securities, premiums receivable, deferred policy acquisition costs, goodwill, deferred income taxes, going concern, and contingencies relating to corporate litigation and regulatory matters.  The following description of our critical accounting policies should be read in conjunction with the notes to our consolidated financial statements.

Reserve for Losses and Loss Adjustment Expenses

We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for losses and loss adjustment expenses represent the estimated cost of all reported and unreported losses and loss adjustment expenses incurred and unpaid at any given point in time based on known facts and circumstances. In establishing our reserves, we do not use loss discounting, which would involve recognizing the time value of money and offsetting estimates of future payments by future expected investment income. Our reserves for loss and loss adjustment expenses are estimated using case-by-case valuations and various actuarial analyses. Additional information regarding our reserves for losses and loss adjustment expenses and our processes for establishing the reserves can be found in Item 1 under the headings “Business – Primary Insurance Segment – Reserves for Losses and Loss Adjustment Expenses” and “Business – Reinsurance Segment – Reserves for Losses and Loss Adjustment Expenses.”

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

 In addition, there are losses and loss adjustment expense risk factors that affect workers’ compensation claims that can change over time and also cause our loss reserves to fluctuate. Some examples of these risk factors include, but are not limited to, the following:

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

Our loss reserves can also vary due to factors that affect our book of primary insurance and reinsurance business.  Some examples of these risk factors include, but are not limited to, the following:

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

The predictive ability of loss development factors is dependent on consistent underwriting, claims handling, and inflation, among other factors, and predictable legislatively and judicially imposed legal requirements.  If all things remain equal, losses incurred in 2009 should develop similarly to losses incurred in 2008 and prior years. Thus, if the net loss ratio, which is calculated by dividing the loss and loss adjustment expense by net premiums earned, for premiums written in year one is 94% we expect that the net loss ratio for premiums written in year 2 also would be 94%. However, due to the inherent uncertainty in the loss development factors, our actual liabilities may differ significantly from our original estimates.

Our estimated ultimate losses for accident year 2009 are based on a combination of the three primary methods described in Item 1 above under the heading “Business – Primary Insurance Segment – Reserves for Losses and Loss Adjustment Expenses,” plus consideration of trended pure premiums. This is consistent with our reserving approach for the current accident year at prior year-end valuations. During the year ended December 31, 2009, we adjusted our current year estimated loss ratio in the primary insurance segment to 96% from 77%. We adjusted the estimated loss ratio for 2009 due to an increase in our claims’ severity trend in California in the fourth quarter of 2009 which resulted in higher than expected losses associated with primary insurance business underwritten in California.

For all other accident years, the estimated ultimate losses are developed using a variety of actuarial techniques. In reviewing this information, we consider certain factors to be especially important because they increase the variability risk factors in our loss reserve estimates. Majestic’s written premiums grew consistently since our acquisition in November 2006 through 2008. Part of this growth results from our geographic diversification of Majestic’s product offerings to new states (New Jersey and New York) that were not included in Majestic’s historical data. In addition, a significant portion of Majestic’s loss reserves are related to business written in California, which is based largely on Majestic’s book of business prior to our acquisition. Over the last several years, three significant comprehensive legislative reforms were enacted in California which resulted in uncertainty regarding the impact of the reforms on loss payments, loss development and, ultimately, loss reserves.  Therefore, Majestic’s historical data is less reliable as an indicator of future loss. In response to the reform legislation and a continuing drop in the frequency of workers’ compensation claims, the pure premium rates approved by the California Insurance Commissioner effective January 1, 2008 were 65.1% lower than the pure premium rates in effect as of July 1, 2003. We consider all of these factors to be important in our review of the data because they increase the variability risk factors in our loss reserve estimates.

In our primary insurance policy business, our paid loss data for state act indemnity for California displayed increasing, or inflationary, trends over the most recent valuations at December 31, 2009. The increasing trends are exhibited in the paid loss development data for the 2008 accident year. The decision to increase the estimated ultimate losses for accident year 2008 was appropriately made, as the underlying loss data showed deterioration over the prior twelve months.  We did not see similar increase in paid loss development for the 2004 through 2007 accident years.  Accordingly, we have not increased the estimated ultimate losses for those accident years.  We believe that our loss development factor selections are appropriate given the relative immaturity of our data. Over time, as the data for these accident years mature and uncertainty surrounding the ultimate outcome of the claim costs and associated loss adjustment expenses diminishes, the full impact of the actual loss development will be factored into our assumptions and selections.

We have limited historical experience in our excess policy business and therefore we perform a ground-up analysis of loss emergence patterns of the insured.  The expected ultimate impact of these excess policies is based upon actual experience of the insureds’ and industry excess of loss factors which vary by state and hazard group.  Gross losses were developed to ultimate and the portion of the losses expected to exceed our retention with respect to each insured was calculated.  We reevaluated the loss ratios at December 31, 2009 and recognized favorable development for that year ended. The favorable development relates primarily to California accident years 2008 and 2006 for which actual results have been better than industry excess of loss factors.

Reserve Sensitivities.  Although many factors influence the actual cost of claims and the corresponding unpaid loss and loss adjustment expense estimates, we do not measure and estimate values for all of these variables individually because many of the factors that are known to impact the cost of claims cannot be measured directly. This is the case for the impact of economic inflation on claim costs and coverage interpretations. In most instances, we rely on historical experience or industry information to estimate values for the variables that are explicitly used in the unpaid loss and loss adjustment expense analysis. We assume that the historical effect of these unmeasured factors, which is embedded in our experience or industry experience, is representative of future effects of these factors. It is important to note that actual claims costs will vary from our estimate of ultimate claim costs, perhaps by substantial amounts, due to the inherent variability of the business written, the potentially significant time lags associated with the settlement of claims and the fact that not all events affecting future claim costs can be estimated.

As discussed above, there are a number of variables that can impact, individually or in combination, the adequacy of our loss and loss adjustment expense liabilities. While the actuarial methods employed factor in amounts for these circumstances, the loss reserves may prove to be inadequate despite the actuarial methods used. An example is provided below to highlight the potential variability present in our loss reserves

Claim cost inflation can result from medical cost inflation, wage inflation and severity of injury. As discussed above, the actuarial methods employed include an amount for claim cost inflation based on historical experience with some adjustment in cases of legislative reforms. We assume that the historical effect of this factor, which is embedded in our experience and industry experience, is representative of future effects for claim inflation. To the extent that the historical factors and the actuarial methods utilized, are inadequate to recognize future inflationary trends, our unpaid loss and loss adjustment expense liabilities may be inadequate. The more recent accident years are subject to greater variability.  If our estimate of future loss cost trends is three percentage points inadequate (e.g., if we estimate a 6% annual trend and the actual trend is 9%), our unpaid loss and loss adjustment expense liability in our primary insurance segment would be inadequate by approximately $7.8 million on a pre-tax basis, or 2%, as of December 31, 2009. Using the same assumptions for reinsurance segment, our unpaid loss and loss adjustment expense liabilities in our reinsurance segment would be inadequate by approximately $1.1 million on a pre-tax basis, or 3%, as of December 31, 2009. Under these assumptions, the inadequacy of approximately $8.9 million represents approximately 15% of total shareholders’ equity at December 31, 2009. The impact of any reserve deficiencies, or redundancies, on our reported results and future earnings is discussed below.

We review our reserves on a quarterly basis to determine whether they are consistent with our actual results.  In the event of a discrepancy, we would seek to determine the causes (underwriting, claims, inflation, regulatory) and would adjust our reserves accordingly. In the event that our estimates of ultimate unpaid loss and loss adjustment expense liabilities prove to be greater or less than the ultimate liability, our earnings and financial position could be positively or negatively impacted. Earnings would be reduced by the amount of any deficiencies in the year(s) in which the claims are paid or the unpaid loss and loss adjustment expense liabilities are increased. For example, if we determined our unpaid loss and loss adjustment expense liability in our primary insurance segment of $283.8 million as of December 31, 2009 to be 5% inadequate, we would experience a pre-tax reduction in earnings of approximately $14.2 million. If we determined our unpaid loss and loss adjustment expense liability in our reinsurance segment of $33.7 million as of December 31, 2009 to be 5% inadequate, we would experience a pre-tax reduction in earnings of approximately $1.7 million. The reduction could be realized in the year when the deficiency is identified. The deficiency would also impact our financial position because our statutory surplus would be reduced by an amount equivalent to the reduction in net income. Any deficiency is typically recognized in the unpaid loss and loss adjustment expense liability and, accordingly, it typically does not have a material effect on our liquidity because the claims have not been paid. Since the claims will typically be paid out over a multi-year period, we have generally been able to adjust our investments to match the anticipated future claim payments. Conversely, if our estimates of ultimate unpaid loss and loss adjustment expense liabilities prove to be redundant, our future earnings and financial position would be improved.

Reinsurance Recoverable

Amounts recoverable from reinsurers are estimated on an individual contract basis, in a manner consistent with the associated reserve for losses and loss adjustment expenses. Included in reinsurance recoverables are paid losses recoverable from reinsurers and prepaid reinsurance premiums to reinsurers. Such recoverables are reported net of any allowance for estimated uncollectible reinsurance recoverables. We evaluate and monitor the financial condition of our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies. We calculate amounts recoverable from reinsurers based on our estimates of the underlying loss and loss adjustment expenses, which themselves are subject to significant judgments and uncertainties described above under the heading “Reserve for Losses and Loss Adjustment Expenses.” Changes in the estimates and assumptions underlying the calculation of our loss reserves may have an impact on the balance of our reinsurance recoverables. In general, an increase in our underlying loss reserves on claims subject to reinsurance should increase our reinsurance recoverables. The amount of the increase would depend on a number of considerations including, but not limited to, the terms and attachment points of our reinsurance contracts and the incurred amount on various claims subject to reinsurance. Changes in reinsurance recoverables are recorded in the period in which the estimate is revised. We assessed the collectability of our year-end receivables and believe all amounts are collectible based on currently available information. Therefore, as of December 31, 2009, 2008 and 2007, we had no reserve for uncollectible reinsurance recoverables.

Fixed-Maturity Securities

Our fixed-maturity securities are classified as available-for-sale and are reported at their estimated fair value based on quoted market prices or dealer quotes. Unrealized investment gains and losses on securities are recorded as a separate component of other comprehensive income or loss, net of deferred income taxes to the extent that the underlying investment is held by a taxable entity.  Realized gains and losses are determined on the basis of specific identification.

We outsource investment accounting services for our available-for-sale investment portfolio to a third party. Through this third party, we use nationally recognized pricing services to estimate fair value measurements for our investments. These pricing services include FT Interactive Data, Hub Data, J.J. Kenny, Standard & Poors, Reuters and the Bloomberg Financial Market Services. The pricing services use market quotations for securities that have quoted prices in active markets. When quoted prices are unavailable, the pricing services use significant other observable inputs that are more subjective, such as pricing models or other financial analytical methods. To validate the techniques or models used by the pricing services, we compare the fair value estimates to our perception of the current market and will challenge any prices deemed not to be representative of fair value

Impairment of Fixed-Maturity Securities

The cost of fixed-maturity securities is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. These adjustments are recorded as investment losses. The assessment of whether such impairment has occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. We regularly evaluate our investment portfolio to identify other-than-temporary impairments in the fair values of the securities held in our investment portfolio. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be other-than-temporary, such investment is written-down to its fair value. The amount written-down is recorded in earnings as a realized loss on investments. We consider various factors in determining whether a decline in the fair value of a security is other-than-temporary, including:

•	how long and by how much the fair value of the security has been below its cost;

•	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings;

•	our intent and ability to keep the security for a sufficient time period for it to recover its value;

•	the credit quality and any downgrades of the security by a rating agency; and

•	any reduction or elimination of dividends, or nonpayment of scheduled interest payments.

Premiums Receivable

Premiums receivable include primary insurance and reinsurance premium amounts due from policyholders. Premiums receivable are recorded net of any allowance for estimated uncollectible premiums. The allowance for doubtful accounts represents management’s best estimate of uncollectible premiums included in premiums receivable.

Deferred Policy Acquisition Costs

Policy acquisition costs are comprised of ceding commissions, broker commissions, premium taxes and certain underwriting and other policy issuance costs and are primarily related to the production of new and renewal business. These costs are deferred and amortized as the related insurance and reinsurance premiums are earned. We evaluate deferred policy acquisition costs to determine if recorded amounts exceed estimated recoverable amounts after allowing for anticipated investment income.  Premium deficiency, if any, is recorded as amortization of deferred policy acquisition costs.

Goodwill

Goodwill represents the excess of the cost of acquiring a business enterprise over the fair value of the net assets acquired.  Goodwill is not amortized but is tested for impairment at least annually, or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test.  We perform our annual goodwill impairment testing in the fourth quarter of each year.

Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level.  A reporting unit is the operating segment or a business one level below the operating segment, if discrete financial information is prepared and regularly reviewed by management at that level.

For purposes of goodwill impairment testing, if the carrying value of a reporting unit’s goodwill exceeds its estimated fair value, there is an indication of impairment and the implied fair value of the goodwill is determined in the same manner as the amount of goodwill would be determined in a business acquisition.  The excess of the carrying value of goodwill over the implied fair value of goodwill is recognized as impairment and recorded as a charge against net income.

The estimate of a reporting unit’s fair value may be based on one or a combination of approaches including (1) the ratio of market value to book value for the unit’s peer companies, and (2) the sales prices of acquired peer companies relative to their trading stock market values.  Other key inputs, judgments and assumptions relevant to the determination of the estimated fair value of the reporting unit include projected earnings, current book value, regulatory rating of the reporting unit, the level of economic capital required to support the mix of business, long-term growth rates, and projections of new and renewal business.

The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change.  Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments.  These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ from actual future results and the difference could be material.

As a result of our 2009 annual impairment testing, we determined that the goodwill recorded in the primary insurance segment was fully impaired.  Consequently, we recorded goodwill impairment charges of $2.7 million in the year ended December 31, 2009.  Factors that occurred in the fourth quarter of 2009 that resulted in the full impairment of our goodwill include:  (1) the downgrade of Majestic’s AM Best rating from “A-“ to “B++” with negative implications, (2) a reduction in Majestic’s projected premiums written due to the AM Best downgrade, (3) an increase in Majestic’s losses and loss adjustment expenses, and (4) the unexpected net operating loss in the fourth quarter of 2009 – which resulted from adverse development of Majestic’s current and prior year losses and loss adjustment expenses.

Deferred Income Taxes

Deferred tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.

The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods.  A valuation allowance is established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized.  Significant judgment is required in determining whether valuation allowances should be established as well as the amount of such allowances.  When making such determination, consideration is given to future taxable income, future reversals of existing taxable temporary differences, taxable income in prior carryback years and tax planning strategies.

We evaluated our net deferred tax asset for recoverability and considered the relative impact of negative and positive evidence, including historical profitability and projections of future taxable income within the foreseeable future.  In evaluating the need for a valuation allowance, we estimated future taxable income based on business plans and ongoing tax planning strategies.  This process involved significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or about assumptions relating to our projected operating performance, actual results and other factors.

Based on the accounting guidance, our assumptions are limited to business strategies which we can control.  Given these limitations, we concluded that estimated future taxable income and certain tax planning strategies no longer constituted sufficient positive evidence to assert that it is more likely than not that the net deferred tax assets would be realizable in the foreseeable future.  Consequently, we recorded a net deferred tax valuation allowance of $17.1 million during the year ended December 31, 2009.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets nor relating to the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

At and for the year ended December 31, 2009, we had consolidated shareholders’ equity of $60.7 million but a loss from continuing operations before taxes of $40.8 million.  As a result, management evaluated whether we have the ability to continue as a going concern.  In its analysis, management analyzed each subsidiary company to determine whether it had sufficient assets to meet its obligations as they become due in the foreseeable future.

Our insurance subsidiary, Majestic experienced an operating loss before income taxes of $21.6 million for the year ended December 31, 2009; it had $308.4 million in cash and invested assets, $30.0 million in retained earnings and total shareholders’ equity of $82.7 million.  Our reinsurance subsidiary Twin Bridges had break even operating results for the year ended December 31, 2009, had cash and invested assets of $20.0 million, $23.8 million in additional paid in capital and total shareholders’ equity of $22.2 million.  Consequently, management concluded that both Majestic and Twin Bridges had sufficient liquid assets to meet their obligations as they become due in the foreseeable future.

CRM Holdings, CRM USA Holdings and Embarcadero (the “Holding Companies”) generate no revenues and are obligated to pay expenses related to debt service, public company and other general corporate overhead expenses.  The Holding Companies rely upon dividends and/or distributions of capital from their subsidiaries to meet these obligations.  However, as regulated insurance companies, Majestic and Twin Bridges are subject to significant regulatory restrictions limiting their ability to declare and pay dividends and/or distribute capital as described in "Item 1 - Regulation" and Note 21 of the notes to our consolidated financial statements included in Item 8.

In addition, our fee based subsidiary CRM CA has declining cash flows due to the closure of and decline in premiums under management of the self-insured groups it manages in 2009.  Finally, CRM NY and Eimar have no operating cash inflows or outflow as they are classified as discontinued operations, but continue to have legal defense and contractual obligation payments.

To conserve cash in order meet the obligations of the Holding Companies, CRM CA and discontinued operations, management has established a plan, which includes the following aspects:

•
Management has the right to suspend payments of interest on CRM USA Holdings debt obligations for twenty consecutive quarters; and elected to do so in the fourth quarter of 2009 and will continue to defer these payments for the foreseeable future.

•	Management has obtained approval from the Bermuda Monetary Authority for its Twin Bridges subsidiary to pay a substantial distribution to the parent company in 2010.

•
Management will continue its past approved practice under its Form D filing with the California Department of Insurance of allocating expenses from the domestic Holding Companies to the insurance entity, Majestic.

•
Management has begun cost cutting measures at the Holding Companies which include pay cuts for executive management and the Board of Directors.  Further substantial cost cutting measures at the Holding Companies and operating companies are also commencing.

•
Given the recent downgrade by AM Best of Majestic’s rating to "B++," management is negotiating to partner with an A rated carrier to minimize the loss of clients that require policies issued by an A rated insurance company.

Based on this plan, management has concluded that the Holdings Companies as well as the operating companies and discontinued operations will have sufficient cash to meet their obligations as they become due in the foreseeable future.

It is possible, however, that the actual results of one or more of management’s plans could be materially worse than anticipated, or that one or more of management’s significant judgments or estimates concerning the risks and uncertainties affecting us could prove to be materially incorrect. As a result of any of the foregoing, there could be substantial doubt about our ability to continue as a going concern, unless we are able to obtain sufficient financing, as to which there can be no assurances.

Contingencies Relating to Corporate Litigation and Regulatory Matters

We evaluate each contingent liability separately to determine if a loss contingency should be recorded.  A loss contingency is only recorded if it is both (1) probable and (2) reasonably estimable.  Loss contingencies are established at our “best estimate,” or, if no one number within the range of possible losses is more probable than any other, we record an estimated reserve at the low end of the range of losses. Costs of legal defense of litigation and regulatory matters are expensed as incurred.

Recent Accounting Pronouncements Not Yet Adopted

In January 2010, the Financial Accounting Standards Board (“FASB”), issued new guidance for fair value measurements and disclosures.  The new guidance, which is now part of ASC 820, Fair Value Measurements and Disclosure, clarifies existing disclosure requirements regarding the level of disaggregation and inputs and valuation techniques and provides new disclosure requirements regarding disclosures about, among other things, transfers in and out of levels 1 and 2 of the fair value hierarchy and details of the activity in level 3 of the fair value hierarchy.  The new guidance is effective for fiscal years beginning after December 15, 2009 for the levels 1 and 2 disclosures and for fiscal years beginning after December 15, 2010 for level 3 disclosures. The new disclosure requirements will be applied prospectively to our fair value disclosure subsequent to the effective date.

In June 2009, the FASB issued new guidance on accounting for the transfers of financial assets.  The new guidance, which is now part of ASC 860, Transfers and Servicing, eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale.  Additionally, on and after the effective date, existing QSPEs must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. The new guidance requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position.  The new guidance, effective for fiscal years beginning after November 15, 2009, affects financial asset transfers occurring on or after the effective date.  Early adoption is prohibited. We are currently evaluating the potential impact, if any, of the adoption of the new guidance on our financial condition and results of operations.

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities.  The revised guidance, which is now part of ASC 810, Consolidations, amends the consolidation rules applicable to a variable interest entity (“VIE”).  In addition, the revised guidance amends the rules governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE and requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE.  Previous guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred.  Finally, the revised guidance requires enhanced disclosures about an enterprise’s involvement with a VIE and is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited.  We are currently evaluating the potential impact, if any, of the adoption of the revised guidance on our financial condition and results of operations.

Results of Operations

Consolidated Results

	Years ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Revenues
Net premiums earned	$80,524	$121,942	$116,843
Fee-based management services	4,651	7,329	8,846
Investment income	16,286	13,900	11,279
Total Revenues	101,461	143,171	136,968

Expenses
Losses and loss adjustment expenses	81,654	85,506	64,075
Policy acquisition costs	15,240	19,153	18,313
Fees paid to general agents and brokers	1,939	3,983	2,438
Selling, general and administrative expenses	39,628	30,725	29,222
Interest expense	3,798	3,718	3,899
Total Expenses	142,259	143,085	117,947

(Loss) income from continuing operations before income taxes	(40,798)	86	19,021

Tax provision (benefit) from continuing operations	4,186	(1,937)	979

(Loss) income on discontinued operations after income taxes	(1,850)	(3,519)	2,100

Net (Loss) Income	$(46,834)	$(1,496)	$20,142

(Loss) earnings per share from continuing operations
Basic	$(2.68)	$0.12	$1.11
Fully diluted	$(2.68)	$0.12	$1.11

(Loss) earnings per share from discontinued operations
Basic	$(0.11)	$(0.21)	$0.13
Fully diluted	$(0.11)	$(0.21)	$0.13

Consolidated Results of Operations 2009 Compared to 2008

Total Revenues.  Consolidated total revenues decreased $41.7 million, or 29%, to $101.5 million in 2009, from $143.2 million in 2008.  The decrease was primarily attributable to:

•
a decrease of $22.9 million in our primary insurance segment net premiums earned primarily a result of more premiums ceded under reinsurance agreements in 2009 as compared to 2008 and a reduction in 2009 gross premiums earned resulting from lower payrolls and underwriting actions taken in New York;

•	a decrease of $18.5 million in our reinsurance segment net earned premiums resulting from less business assumed from Majestic, and

•	a decrease of $2.7 million in management fee income in our fee-based management services segment resulting from less premiums under management of self-insured groups.

These decreases were offset by a $2.4 million increase in net investment income, primarily attributable to an increase in net realized gains in our primary insurance segment.

Total Expenses.  Consolidated total expenses decreased by $0.8 million, or 1%, to $142.3 million in 2009, from $143.1 million in 2008.  Our consolidated total expenses decreased as a result of:

•
a decrease of $3.9 million in our consolidated losses and loss adjustment expenses where lower losses and loss adjustment expenses assumed by our reinsurance segment were offset by higher 2008 and 2009 accident year loss and loss adjustment expenses in 2009 as compared to 2008,

•	a decrease of $3.9 million in our consolidated policy acquisition costs, a direct result of lower consolidated net earned premiums, and

•	a decrease of $2.0 million in fee paid to general agents and brokers in our fee-based management services segment.

However, these decreases were offset by

•
an $8.9 million increase in selling, general and administrative expenses, of which $5.3 million consists of severance expense in our corporate and other segment related to our former co-chief executive officers,

•	a $2.7 million impairment charge of goodwill in our primary insurance segment, and

•	a $1.0 million increase in our reserves for potentially uncollectible receivables in our primary insurance segment.

Loss from Continuing Operations before Income Taxes.  Loss from continuing operations before income taxes was $40.8 million in 2009, as compared to $0.1 million in 2008.  The increase in loss from continuing operations is primarily attributable to decreased operating results in our primary and reinsurance segments, severance expenses recorded in our corporate and other segment and the write off of goodwill in our primary insurance segment.

Provision for Income Taxes.  We recorded income tax expense from continuing operations of $4.2 million in 2009, compared to an income tax benefit of $1.9 million in 2008.  Our 2009 income tax expense includes the non-cash full valuation allowance established with respect to our net deferred tax asset, somewhat offset by the net income tax benefits on taxable losses of our U.S. domiciled subsidiaries that are included in continuing operations.  CRM Holdings and Twin Bridges, our Bermuda domiciled subsidiaries, are not subject to U.S. income taxation.

Income tax expense for the year ended December 31, 2009 included a current tax benefit of $4.7 million, a deferred tax benefit of $7.7 million and a $16.7 million non-cash valuation allowance on our net deferred tax assets.  For additional information concerning the valuation allowance related to our deferred tax asset, see “Item 8. Financial Statements – Note 14. Income Taxes.”  The deferred tax benefit of $7.7 million included the tax benefit related to $15.4 million of net operating loss carryforwards as well as the impact of temporary differences from net loss reserves, unearned premiums and compensation and employee benefits being reported differently for financial statement purposes than for federal income tax purposes.

The income tax benefit for 2008 included a current tax benefit of $1.1 million and a deferred tax benefit of $0.8 million.  The current tax benefit of $1.1 million in 2008 was primarily due to the tax impact of net losses of our corporate and other segment somewhat offset by net income in our primary insurance and fee-based management services segments.  The deferred tax provision of $0.8 million was primarily due to temporary reporting differences of net loss reserves, unearned premium reserves and deferred policy acquisition costs for financial statement purposes and for federal income tax purposes.

Discontinued Operations.  We recorded net losses of $1.8 million and $3.5 million on discontinued operations for the years ended December 31, 2009 and 2008, respectively.  As of September 8, 2008, we stopped providing fee-based management services in New York and ceased to manage any self-insured groups in New York or provide bill review and case management services for self-insured groups or third party clients. Accordingly, the results of CRM and Eimar, which were historically reported in the fee-based management services segment, were reclassified to discontinued operations.  In 2009, we recorded $1.6 million of professional fees, primarily for legal defense costs related to the regulatory proceedings and pending litigation relating to our discontinued operations and described in “Item 8. Financial Statements – Note 20. Contingencies.”

Net Loss.  Consolidated net loss for the year ended December 31, 2009 was $46.8 million compared to $1.5 million in 2008.  The increase in our net loss is principally attributable to the establishment of a deferred tax valuation allowance, decreases in the operating results in our primary segment and reinsurance segments, severance expense for our former co-chief executive officers in our corporate and other segment, and the write off of goodwill in our primary insurance segment.

Consolidated Results of Operations 2008 Compared to 2007

Total Revenues. Consolidated total revenues increased $6.2 million, or 5%, to $143.2 million in 2008, from $137.0 million in 2007. The increase in total revenues was primarily due to

•
an increase of $1.8 million in our primary insurance segment net premiums earned where growth in business underwritten in New York and New Jersey was offset by an increase in premiums ceded under reinsurance agreements ,

•	an increase of $3.3 million in our reinsurance segment net earned premiums resulting from the full year effect of primary policy premiums assumed from Majestic in 2008 as compared to 2007, and

•	an increase of $2.6 million in primary insurance segment net investment income resulting from higher net realized gains and investment holdings in 2008 compared to 2007.

These increases were offset by a $1.5 million decrease in management fee income in our fee-based management services segment resulting from lower premiums under management.

Total Expenses. Consolidated total expenses increased $25.2 million, or 21%, to $143.1million in 2008, from $117.9 in 2007. The increase was primarily attributable to

•
a $21.4 million increase in our consolidated loss and loss adjustment expenses where higher losses and loss adjustment expenses in both the primary and reinsurance segments resulting from increases in business underwritten, were offset by prior accident year favorable loss reserve development,

•	an $0.8 million net increase in our consolidated policy acquisition costs resulting from increases in business underwritten,

•	a $1.5 million increase to fees paid to general agents and brokers in our fee-based management services segment, and

•
an $8.6 million increase in selling, general and administrative expenses in our primary insurance segment, offset by a $7.1 million decrease in selling, general and administrative expenses in our fee-based management services segment.

Income from Continuing Operations before Income Taxes. Income from continuing operations before taxes was $0.1 million for 2008, as compared to $19.0 million for 2007, a decrease of $18.9 million.  Decreases in the operating results of our primary insurance, reinsurance and fee-based management services segment were somewhat offset by decreased operating losses in our corporate and other segment.

Provision for Income Taxes. We recorded an income tax benefit from continuing operations of $1.9 million for 2008, compared to a $1.0 million income tax provision for 2007.

The income tax benefit for 2008 included a current tax benefit of $1.1 million and a deferred tax benefit of $0.8 million.  The current tax benefit of $1.1 million in 2008 was primarily due to the tax impact of net losses of our corporate and other segment somewhat offset by net income in our primary insurance and fee-based management services segment.  The deferred tax provision of $0.8 million was primarily due to temporary reporting differences of net loss reserves, unearned premium reserves and deferred policy acquisition costs for financial statement purposes and for federal income tax purposes.

The income tax provision for 2007 included a current tax provision of $3.0 million and a deferred tax benefit of $2.0 million.  The deferred tax benefit of $2.0 million was primarily due to temporary reporting differences of net loss reserves, unearned premium reserves and deferred policy acquisition costs for financial statement purposes and for federal income tax purposes.

Discontinued Operations. We recorded net losses of $3.5 million and income of $2.1 million on discontinued operations for 2008 and 2007, respectively.

Net losses recorded in 2008 were primarily due to (a) the continuation of claims management and other administrative services provided to the New York self-insured groups without the benefit of management fees earned for providing those services, (b) reserving for uncollectible receivables, and (c) the write off of impaired fixed assets, goodwill and other intangible assets of CRM and Eimar. In addition, general corporate overhead previously included in CRM and Eimar was reclassified to continuing operations in our corporate and other segment which is discussed under the heading “Corporate and Other Segment — Selling, General and Administrative Expenses” below.

Net (Loss) Income. Consolidated net loss for 2008 was $1.5 million compared to net income of $20.1 million for 2007.  Decreases in the net income of our reinsurance, primary insurance and fee-based management services segments and the effects of discontinued operations were somewhat offset by decreased net losses of our corporate and other segment.

Primary Insurance Segment

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Revenues
Net premiums earned	$70,396	$93,337	$91,560
Investment income	15,959	12,638	8,421
Total Revenues	86,355	105,975	99,981

Expenses
Losses and loss adjustment expenses	73,737	68,324	57,378
Policy acquisition costs	12,922	12,682	15,352
Selling, general and administrative expenses	19,831	19,074	10,483
Interest expense	1,474	1,047	520
Total Expenses	107,964	101,127	83,733

(Loss) income from continuing operations before income taxes	$(21,609)	$4,848	$16,248

GAAP Combined Ratio
Loss and loss adjustment expense ratio(1)	104.7%	73.2%	62.7%
Underwriting expense ratio(2)	46.5%	34.0%	28.2%
GAAP combined ratio(3)	151.2%	107.2%	90.9%

(1)	The loss and loss adjustment expense ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned.
(2)	The underwriting expense ratio is calculated by dividing total of policy acquisition costs and selling, general and administrative expenses by the net premiums earned.
(3)	The GAAP combined ratio is the sum of the loss and loss adjustment expense ratio and the underwriting expense ratio.

Primary Insurance Segment Results of Operations 2009 Compared to 2008

Net Premiums Earned.  Net premiums earned decreased $22.9 million, or 25%, to $70.4 million in 2009 compared to $93.3 million in 2008.  Of this decrease, $22.1 million was attributable to primary insurance policies and $0.8 million was attributable to excess insurance policies.

Geographically, our net premiums earned were:

	Year Ended December 31,
	2009		2008
	(Dollars in thousands)
California	$44,960	64%	$55,947	60%
New York/New Jersey	22,340	32%	33,607	36%
Others	3,096	4%	3,783	4%
Total	$70,396	100%	$93,337	100%

Of the $22.1 million decrease in net earned premiums on primary policies, $18.9 million was attributable to more premiums ceded to reinsurers under quota share agreements in 2009 as compared to 2008.  Majestic ceded premiums to external and affiliate reinsurers under quota share agreements in the following proportions in 2009 as compared to 2008:

	2009	2008

Quarter ended March 31,
Max Re (1)	40%	0%
Aspen/Axis (2)	0%	0%
Total External Quota Share %	40%	0%
Twin Bridges	5%	40%
Total Quota Share %	45%	40%

Quarter ended June 30,
Max Re (1)	40%	0%
Aspen/Axis (2)	0%	0%
Total External Quota Share %	40%	0%
Twin Bridges	5%	5%
Total Quota Share %	45%	5%

Quarter ended September 30,
Max Re (1)	13%	40%
Aspen/Axis (2)	34%	0%
Total External Quota Share %	47%	40%
Twin Bridges	5%	5%
Total Quota Share %	52%	45%

Quarter ended December 31,
Max Re (1)	13%	40%
Aspen/Axis (2)	34%	0%
Total External Quota Share %	47%	40%
Twin Bridges	5%	5%
Total Quota Share %	52%	45%

Average Annual Quota Share %	49%	34%

(1)
For losses incurred between July 1, 2008 and June 30, 2009, Majestic entered into a 40% ceded quota share agreement with Max Re. For losses incurred between July 1, 2009 and June 30, 2010, Majestic entered into a 15% ceded quota share agreement with Max Re, excluding coverage for workers’ compensation business written by Majestic in New York. The cession percentage shown in the table for this agreement reflects an approximation of the exclusion of New York business.

(2)
For losses incurred between July 1, 2009 and June 30, 2010, Majestic entered into a 43% ceded quota share agreement with Aspen Re and Axis. The cession percentage reflects the 80% placement with Aspen Re and Axis under the 43% quota share agreement.

Net earned premiums were also lower due to a $2.6 million decrease in our gross earned premiums on primary policies.  This decrease was attributable to reduced payroll levels of our insureds in California and underwriting actions taken on our New York primary insurance business. The principal factors contributing to lower net earned premiums on excess policies were a reduction in both the number of issued policies and reported payrolls.

Finally, net earned premiums were also reduced by $3.1 million of estimated reinstatement premiums on Majestic’s excess of loss treaty that expired June 30, 2009.  The current reinstatement premium accrual is based on the actuary’s estimated ultimate losses, while the exact amount of reinstatement premiums will depend on ultimate paid losses above $500,000 that occurred during the applicable treaty year.

These decreases were offset by a 1.9 million increase in premiums assumed from the National Council on Compensation Insurance, Inc (“NCCI”) residual New Jersey market pool in 2009 as compared to 2008.

Net Investment Income.  Net investment income increased $3.4 million, or 27%, to $16.0 million in 2009, from $12.6 million in 2008.  Of the increase, $3.2 million was attributable to higher net realized gains on our available for sale portfolio in 2009 as compared to 2008.  In order to maximize after tax yields of our investment portfolio in 2009, Majestic sold municipal bond holdings and reinvested the proceeds in taxable fixed-maturity securities.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased $5.4 million, or 8%, to $73.7 million in 2009, from $68.3 million in 2008.  The losses and loss adjustment expense ratio for Majestic was 105% in 2009 as compared to 73% in 2008.  Our losses and loss adjustment expenses did not decrease in the same proportion as the decrease in our net earned premiums.  This was based on primarily two factors – an increased current year accident loss ratio and a change from favorable development to unfavorable development of prior accident years.

Majestic’s current year accident loss ratio for 2009 was 96%, as compared to 77% for 2008.  The increase was primarily attributable to the fourth quarter increase in our claims’ severity trend in California on primary insurance policies.  In addition, the current year losses and loss adjustment expense ratio was higher in 2009 as a result of the effects of lower net earned premiums.  Majestic’s net earned premiums were reduced by:  (1) lower average prices for premiums earned in 2009 as compared to 2008; (2) reinstatement premiums that reduced net earned premiums as described in “Primary Insurance Segment Results of Operations 2009 Compared to 2008 – Net Premiums Earned;” and (3) the completion of premium audits which resulted in return of premiums to policyholders.

Majestic experienced $5.9 million of net unfavorable development on prior accident years in 2009, as compared to $3.7 of net favorable development on prior accident years in 2008.  During 2009, Majestic experienced $6.5 million of unfavorable loss reserve development in its primary policy business.  The adverse loss reserve development was primarily from accident year 2008 in California and New Jersey where our actual incurred and paid losses have developed higher than our initial actuarial projections.  Losses in Majestic’s excess policy business experienced favorable development of $0.5 million where we experienced $0.7 million of favorable development in California, where losses above the self-insured retention have not emerged as expected.  This was offset by $0.3 million of unfavorable development on excess policies issued in New York where claims have emerged higher than expected.

In 2008, Majestic experienced favorable loss reserve development as a result of favorable loss cost trends in the California market.  The favorable development was predominantly related to accident years 2007 and 2006, for which reported indemnity claims have developed better than expected.

Policy Acquisition Costs. Policy acquisition costs increased $0.2 million, or 2%, to $12.9 million in 2009 compared to $12.7 million in 2008.  Higher regulatory expenses on policies underwritten in New York and assumed under the NCCI Inc residual New Jersey market pool were offset by:  (1) higher ceding commission income on the quota share agreements described above in “Primary Insurance Segment Results of Operations 2009 Compared to 2008 – Net Premiums Earned,” and (2) lower broker commissions and premiums taxes as a result of lower net earned premiums.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $0.7 million, or 4%, to $19.8 million in 2009 compared to $19.1 million in 2008.  The increase was primarily attributable to goodwill impairment charge of $2.7 million, an increase of $1.0 million in our reserves for uncollectible receivables, and a $0.6 million increase in expenses related to our integrated policy administration system.  These increases were offset by $3.8 decrease in general corporate overhead expenses allocated from our corporate and other segment.

The effects of reduced premium volume, the goodwill impairment charge and an increase in our reserves for uncollectible receivables resulted in underwriting expense ratios of 47% and 34% for 2009 and 2008, respectively.

Interest Expense.  Interest expense increased $0.4 million, or 41%, to $1.5 million in 2009 compared to $1.1 million in 2008 as a result of increased balances provided by third party reinsurers and Twin Bridges as collateral for unpaid ceded liabilities under reinsurance agreements.

(Loss) Income from Continuing Operations before Income Taxes.  Loss from continuing operations before income taxes was $21.6 million in 2009 as compared to income from continuing operations before income taxes of $4.8 million in 2008.  The change from net income to a net loss was principally attributable to lower net earned premiums, the goodwill impairment charge and increased reserves for uncollectible receivables.

Primary Insurance Segment Results of Operations 2008 Compared to 2007

Net Premiums Earned. Net premiums earned increased $1.7 million, or 2%, to $93.3 million in 2008 from $91.6 million in 2007.

Geographically, our net premiums earned were:

	Year Ended December 31,
	2008		2007
	(Dollars in thousands)
California	$55,947	60%	$71,391	78%
New York/New Jersey	33,607	36%	15,679	17%
Others	3,783	4%	4,490	5%
Total	$93,337	100%	$91,560	100%

During 2008, we increased our primary insurance gross earned premiums by $13.4 million, which was primarily attributable to growth in New York and New Jersey.  The increase was offset by decreases in premiums in California and by premiums ceded to reinsurers under quota share agreements that were effective in 2008.  Majestic ceded an average of 34% of its primary insurance premiums to affiliate and third party reinsurers during 2008, whereas Majestic had no primary quota share agreements in place during 2007.  The increase was also offset by a decrease in premiums resulting from the run-off of insurance previously written under the United States Longshore and Harbor Workers’ Compensation Act, which we voluntarily ceased writing in 2007.

Primary net earned premiums in 2007 included the one time effect of the Novation Agreement, which is more fully described in “Item 8. Financial Statements – Note 11. Insurance Activity.”  The Novation Agreement resulted in $10.7 million of additional premiums in 2007.

Net Investment Income.  Net investment income increased $4.2 million, or 50%, to $12.6 million in 2008, from $8.4 million in 2007.  This increase was primarily due to $4.1 million of recorded gains on our available-for-sale portfolio in 2008 and $2.2 million of investment income from increased investment holdings.  These increases were somewhat offset by $1.9 million of recorded losses from available-for-sale securities that were either deemed to be other-than-temporarily impaired or were sold at a loss.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased $10.9 million, or 19%, to $68.3 million in 2008, from $57.4 million in 2007.  The loss and loss adjustment expense ratio for our primary insurance segment in 2008 was 73% compared to 63% in 2007.  Excluding prior year development, Majestic’s losses and loss adjustment expense ratio was 77% in 2008 and 68% in 2007.  The current accident year loss and loss adjustment expense ratio was higher in 2008 compared to 2007 as a result of rate reductions in California, as discussed above in “Workers Compensation Insurance Market Conditions - California Premium Rates,” and higher than expected losses associated with certain business underwritten in New York.

Majestic experienced $3.6 million of net favorable development on prior accident years in 2008 as compared to $5.0 million of net favorable development on prior accident years in 2007.  The favorable development was the result of favorable loss cost trends in the California market, predominantly related to accident years 2007 and 2006, where reported indemnity claims developed better than expected.

During 2007, Majestic recorded $5.0 million of favorable development on its estimated cost of settling claims.  The favorable development was predominantly from California accident year 2006.

Policy Acquisition Costs. Policy acquisition costs decreased $2.7 million, or 17%, to $12.7 million in 2008, from $15.4 million in 2007.  This decrease was primarily due to Majestic receiving ceding commission income on affiliate and third party primary quota share agreements effective during in 2008.  There were no primary quota share agreements in place in 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $8.6 million, or 82%, to $19.1 million in 2008, from $10.5 million in 2007.  The increase was primarily due to $7.8 million of allocated general corporate overhead expenses from our corporate and other segment and a $1.4 million reserve established for uncollectible receivables, offset by a decrease in state guarantee fund assessments.

Despite the increase in premium volume, general corporate overhead expenses and an increase in our reserves for uncollectible receivables resulted in underwriting expense ratios of 34% and 28% for 2008 and 2007, respectively.

Interest Expense. Interest expense increased $0.5 million, or 100%, to $1.0 million in 2008, from $0.5 million in 2007.  The increase was primarily due to the full year effects of interest expense on funds provided by Twin Bridges as collateral for unpaid ceded liabilities under reinsurance agreements in place in during 2008.  The funds withheld arrangement between Majestic and Twin Bridges was only in effect in the fourth quarter of 2007.

Income from Continuing Operations before Income Taxes. Income from continuing operations before income taxes attributable to the primary insurance segment in 2008 was $4.8 million compared to $16.2 million for 2007, a decrease of 70%.  The decrease in income from continuing operations before taxes was principally attributed to increases in loss and loss adjustment expenses and selling, general and administrative expenses, somewhat offset by an increase in investment income, net premiums earned and ceding commission income.

Reinsurance Segment

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Revenues
Net premiums earned	$10,128	$28,605	$25,283
Investment income	1,475	2,104	3,015
Total Revenues	11,603	30,709	28,298

Expenses
Losses and loss adjustment expenses	7,916	17,180	6,696
Policy acquisition costs	2,796	7,360	4,456
Selling, general and administrative expenses	876	1,023	1,030
Total Expenses	11,588	25,563	12,182

Income from continuing operations before income taxes	$15	$5,146	$16,116

GAAP Combined Ratio
Loss and loss adjustment expense ratio(1)	78.1%	60.1%	26.5%
Underwriting expense ratio(2)	36.3%	29.3%	21.7%
GAAP combined ratio(3)	114.4%	89.4%	48.2%

(1)	The loss and loss adjustment ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned.
(2)	The underwriting expense ratio is calculated by dividing the total of policy acquisition costs and selling, general and administrative expenses by net premiums earned.
(3)	The GAAP combined ratio is the sum of the loss and loss adjustment expense ratio and the underwriting expense ratio.

Reinsurance Segment Results of Operations 2009 Compared to 2008

Net Premiums Earned.  Net premiums earned decreased $18.5 million, or 65%, to $10.1 million in 2009, from $28.6 million in 2008.

Twin Bridges net earned premiums by business line were:

	Years Ended December 31,
	2009		2008
	(Dollars in thousands)
Assumed from Majestic:
Primary Quota Share Agreement (1)	$6,293	62%	$16,008	56%
Excess Quota Share Agreement	3,480	34%	10,368	36%
Excess of Loss Reinsurance Treaty	259	3%	2,030	7%
Direct Excess Policies	96	1%	199	1%
Total	$10,128	100%	$28,605	100%

(1)	Twin Bridges assumed 40% of primary insurance policy premiums for the three months ended March 31, 2008 and assumed 5% of primary insurance policy premiums from Majestic thereafter.

The decrease in net premiums earned was primarily attributable to lower premiums assumed by Twin Bridges from Majestic under affiliate reinsurance agreements.  A decrease in Majestic’s gross earned premiums as discussed above in “Primary Segment Results of Operations 2009 Compared to 2008 – Net Premiums Earned” resulted in a lower base of premiums for Twin Bridges to assume.  In addition, due to changes in the terms of the primary quota share and excess of loss reinsurance treaties, Twin Bridges assumed a lower percentage of premiums from Majestic under those reinsurance agreements in 2009 as compared to 2008.

Net Investment Income. Net investment income decreased $0.7 million, or 31%, to $1.4 million in 2009, from $2.1 million in 2008.  During 2009, Twin Bridges distributed $6.0 million of capital to its parent company, CRM Holdings which resulted in lower investment holdings and investment income at Twin Bridges in 2009 as compared to 2008.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses decreased $9.3 million, or 54%, to $7.9 million in 2009, from $17.2 million in 2008.  Twin Bridges; losses and loss adjustment expense ratio was 78% in 2009 as compared to 60% in 2008.  Similar to our primary insurance segment, Twin Bridges’ losses and loss adjustment expenses did not decrease in the same proportion as the decrease in its net earned premiums.

Excluding prior year development, Twin Bridges’ losses and loss adjustment expense ratio was 79% in 2009 and 67% in 2008.  The higher loss ratio in 2009 for Twin Bridges resulted from an increased current year accident loss ratio and a reduction in the amount of favorable development recognized on prior accident years.

For Twin Bridges’ current accident year loss ratio, the factors described above in “Primary Segment Results of Operations 2009 Compared to 2008 – Losses and Loss Adjustment Expenses” resulted in  a higher current year loss ratio on the primary policies assumed from Majestic.

Twin Bridges experienced $0.1 million of net favorable development on prior accident years in 2009, as compared to $2.0 million of net favorable development on prior accident years in 2008.  In 2009, Twin Bridges experienced $1.6 million of favorable loss reserve development on excess policy business assumed from Majestic.  The favorable loss reserve development resulted from excess insurance policies underwritten for self-insured groups in California for the 2008 accident year.  Losses on these policies have emerged lower than expected.  This favorable development was offset by $1.5 million of prior year unfavorable development on primary policy business assumed from Majestic as discussed above in “Primary Segment Results of Operations 2009 Compared to 2008 – Losses and Loss Adjustment Expenses”.

In 2008, Twin Bridges experienced favorable loss reserve development of $2.0 million. This favorable development was from prior accident years for losses under its excess quota share agreements and was based on primarily two factors -- lower than expected claims frequency and a change to the selection of Twin Bridges' actuarial estimate. Twin Bridges' loss reserves were generally calculated using industry development data since it had limited historical loss experience. During 2008, Twin Bridges had fewer claims emerge under its excess quota share agreements than what was expected by the industry average number of reported claims. This reduced claims frequency resulted in Twin Bridges recognizing favorable development. In addition, based, in part, on the lower claims frequency, Twin Bridges changed the selection of its actuarial estimate. Prior to 2008, Twin Bridges established its loss reserves at the actuary's higher, moderately conservative level of expected outcomes for all risks. During 2008, based on the lower than industry average number of reported claims and other relevant business factors, Twin Bridges loss reserves were established at the actuary’s best estimate of expected outcomes for assumed risks originating in California, and at a higher, moderately conservative level for risks in other states. This change resulted in Twin Bridges recognizing favorable development related to prior years.

Policy Acquisition Costs.  Policy acquisition costs decreased $4.6 million, or 62%, to $2.8 million in 2009, from $7.4 million in 2008.  The decrease was primarily due Twin Bridges’ reduction in net earned premiums as described above in “Reinsurance Segment Results of Operations 2009 Compared to 2008 – Net Premiums Earned.”  Policy acquisition costs, as a percentage of net earned premiums, were unchanged year over year.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses remained relatively unchanged at approximately $1.0 million in 2009 as compared to 2008.  Selling, general and administrative expenses at Twin Bridges are relatively fixed in nature and not sensitive to changes in premium volume.  However, as a result of reduced premium volume, the underwriting expense ratio for our reinsurance segment was 36% in 2009 as compared to 29% in 2008.

Income from Continuing Operations before Income Taxes.  Income from continuing operations before income taxes attributable to the reinsurance segment decreased $5.1 million, or 100%, to break even in 2009.  Decreases in net earned premiums and investment income were offset by decreases in losses and loss adjustment expenses and policy acquisition costs.

Reinsurance Segment Results of Operations 2008 Compared to 2007

Net Premiums Earned.  Net premiums earned increased $3.3 million, or 13%, to $28.6 million in 2008, from $25.3 million in 2007.  The increase was primarily due to increases in premiums assumed by Twin Bridges from Majestic under the primary quota share agreement and excess of loss reinsurance treaty, offset by a reduction in premiums ceded from Majestic to Twin Bridges under the excess quota share agreement.

Twin Bridges net earned premiums by business line were:

	Years Ended December 31,
	2008		2007
	(Dollars in thousands)
Assumed from Majestic:
Primary Quota Share Agreement (1)	$16,008	56%	$—	0%
Excess Quota Share Agreement	10,368	36%	24,309	96%
Excess of Loss Reinsurance Treaty	2,030	7%	804	3%
Other	199	1%	172	1%
Total	$28,605	100%	$25,285	100%

(1)	Twin Bridges assumed 40% of primary insurance policy premium for the three months ended March 31, 2008 and assumed 5% of primary insurance policy premiums from Majestic thereafter.

Of the reduction in net premiums under the excess quota share agreement, $10.8 million was attributable to the closure of the New York self-insured groups formerly managed by CRM and $4.1 million was attributable to reduced premiums under management of the self-insured groups managed by CRM CA.  These decreases were partially offset by a $0.9 million increase in premiums under management in Florida.

Net Investment Income. Net investment income decreased $0.9 million, or 30%, to $2.1 million in 2008, from $3.0 million in 2007.  Twin Bridges paid dividends of $35.5 million to CRM Holdings in 2008 which resulted in lower investment holdings and investment income at Twin Bridges in 2008 as compared to 2007.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased $10.5 million, or 157%, to $17.2 million in 2008, from $6.7 million in 2007.  The loss and loss adjustment expense ratio for Twin Bridges in 2008 was 60% as compared to 27% in 2007.

Twin Bridges current year accident loss ratio for 2008 was 67%, as compared to 37% for 2007.  The increase was primarily attributable to a higher loss ratio resulting from the assumption of primary insurance business from Majestic under the primary quota shares agreement and excess of loss treaty, as described above in “Reinsurance Segment Results of Operations 2008 Compared to 2007 – Net Premiums Earned.”

Twin Bridges experienced $2.0 million and $2.7 million of net favorable development on prior accident years in 2008 and 2007, respectively.  The prior year favorable development experienced in 2008 is described above in “Reinsurance Segment Results of Operations 2009 Compared to 2008 – Losses and Loss Adjustment Expenses.”  In 2007, the favorable development on prior accident years resulted from lower than industry average number of reported claims on its assumed excess policies.

Policy Acquisition Costs. Policy acquisition costs increased $2.9 million, or 65%, to $7.4 million in 2008, from $4.5 million in 2007.  The increase was primarily due to policy acquisition costs on the reinsurance activity described above in “Reinsurance Segment Results of Operations 2008 Compared to 2007 – Net Premiums Earned.”

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were unchanged at $1.0 million in 2008, compared to 2007.  Selling, general and administrative expenses at Twin Bridges are relatively fixed in nature and not sensitive to changes in premium volume.  The underwriting expense ratios for our reinsurance segment were 29% and 22% in December 31, 2008 and 2007, respectively.

Income from Continuing Operations before Income Taxes.  Income from continuing operations before income taxes was $5.1 million in 2008 compared to $16.1 million in 2007, a decrease of 68%. The decrease in income from continuing operations before income taxes between the years ended December 31, 2008 and 2007 was principally attributable to increased losses and loss adjustment expenses and policy acquisition costs related to the increased net premiums ceded to Twin Bridges on Majestic’s primary insurance business as described above.

Fee-Based Management Services Segment

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Revenues
Fee-Based Management Services	$5,128	$8,216	$10,340
Investment income	(17)	(6)	18
Total Revenues	5,111	8,210	10,358

Expenses
Fees paid to general agents and brokers	1,939	3,983	2,438
Selling, general and administrative expenses	3,079	3,859	6,078
Total Expenses	5,018	7,842	8,516

Income from continuing operations before income taxes	$93	$368	$1,842

Fee-Based Management Services Segment Results of Operations 2009 Compared to 2008

Revenues from Fee-Based Management Services.  Revenues from fee-based management services decreased $3.1 million, or 38%, to $5.1 million in 2009, from $8.2 million in 2008 principally as a result of

•	a reduction in the number of self-insured groups under management, and

•	lower payrolls attributable to the members of the self-insured groups currently under management.

Fees Paid to General Agents and Brokers.  Fees paid to general agents and brokers decreased $2.1 million, or 51%, to $1.9 million in 2009 from $4.0 million in 2008.  Similar to the reduction in revenues, the decline arises from fewer groups under management and lower payrolls of the groups’ members.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $0.8 million, or 20%, to $3.1 million, in 2009, from $3.9 million in 2008.  We incurred lower administrative expenses based on fewer groups under management, and the decrease in selling, general and administrative expenses was primarily attributable to decreased payroll and related expenses, advertising and marketing expenses and travel and entertainment expenses.

Income from Continuing Operations before Income Taxes.  Income from continuing operations before taxes for the fee-based management services segment decreased $0.3 million, or 75%, to $0.1 million in 2009 from $0.4 million in 2008.  This decrease was primarily due to lower management fees.

Fee-Based Management Services Segment Results of Operations 2008 Compared to 2007

Revenues from Fee-Based Management Services. Revenues from fee-based management services decreased $2.1 million, or 21%, to $8.2 million in 2008, from $10.3 million in 2007.  The decrease in revenues was principally attributable to lower premiums under management of the self-insured groups which resulted from lower contribution rates being charged to the existing members of the self-insured groups.  The reduced contribution rates took into account the decreased benchmark premium rates described above in “Workers Compensation Insurance Market Conditions - California Premium Rates.” Approximately 70%, 13% and 13% of the decrease was due to lower revenues from our self-insured groups covering the contracting, healthcare and auto dealer industries, respectively.

Fees Paid to General Agents and Brokers. Fees paid to general agents and brokers increased $1.6 million, or 63%, to $4.0 million in 2008, from $2.4 million in 2007.  This increase primarily resulted from the Cornerstone settlement described in “Item 8. Financial Statements – Note 16. Commitments.”

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.2 million, or 37%, to $3.9 million in 2008, from $6.1 million in 2007.  The reduction in the self-insured groups’ premiums under management resulted in lower administrative expenses and the decrease in selling, general and administrative expenses was primarily attributable to decreased payroll and related expenses, travel and entertainment expenses and a reduction in general corporate overhead.

Income from Continuing Operations before Income Taxes. Income from continuing operations before taxes for the fee-based management services segment decreased $1.4 million to $0.4 million in 2008, from $1.8 million in 2007, a decrease of 80%.  The decrease was primarily attributable to reduced premiums under management and the settlement of the Cornerstone litigation.

Corporate and Other Segment

Corporate and Other Segment Results of Operations 2009 Compared to 2008

Net Investment Income.  Net investment income was $0.1 million in 2009 compared to $0.2 million in 2008, a decrease of $0.1 million, or 60%.  The decrease was primarily due to a decrease in the amount of invested assets in 2009 compared to 2008.

Interest Expense.  Interest expense decreased $0.2 million, or 5%, to $3.5 million in 2009 from $3.7 million in 2008.  The decrease was primarily due to a decrease in the floating interest rate of Embarcadero’s senior debt obligation as described in “Item 8. Financial Statements – Note 13. Long-Term Debt.

Selling, General and Administrative Expense.  Selling, general and administrative expenses increased $9.1 million to $15.8 million in 2009 from $6.8 million in 2008.  The increase was due to

•	The recognition of $3.8 million of severance expense related to the March 2009 resignation of Mr. Hickey Jr., our former chairman and chief executive officer;

•
The acceleration of the recognition of severance expense of $1.5 million related to the resignation of Mr. Rakoff, our former co-chief executive officer.  We had previously recognized severance expense for Mr. Rakoff, who resigned in December 2006, over the term of his non-compete/non-solicitation covenant, which expires in December 2010.  However, due to our decreased presence in the self-insured group management market and the current economic and regulatory environment, we determined that there was not a significant ongoing economic benefit to Mr. Rakoff’s non-compete/non-solicitation covenants; and

•
The retention of certain general corporate overhead expenses within our corporate and other segment in 2009 that were previously allocated to our primary insurance segment in 2008.  General corporate overhead expenses retained by our corporate and other segment increased by $3.8 million in 2009.  During 2009, Majestic paid $3.0 million in dividends to CRM USA Holdings, whereas  Majestic did not pay any dividends during  2008.

Corporate and Other Segment Results of Operations 2008 Compared to 2007

Net Investment Income. Net investment income was $0.2 million in 2008 compared to $0.3 million in 2007, a decrease of $0.1 million, or 39%.  The decrease was primarily due to a decrease in the amount of invested assets in 2008 compared to 2007.

Interest Expense. Interest expense decreased $0.2 million, or 32%, to $3.7 million in 2008, from $3.9 million in 2007.  This decrease was primarily due to a decrease in the floating interest rate of Embarcadero’s senior debt obligation.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $4.9 million, or 42%, to $6.8 million in 2008, from $11.6 million in 2007.  The decrease was attributable to:

•	the allocation of selling, general and administrative expenses to our primary insurance segment in 2008 whereas no expenses were allocated to the primary insurance segment in 2007, and

•	reduced allocation of general corporate overhead expenses from discontinued operations into our corporate and other segment in 2008 as compared to 2007.

Investment Portfolio

We invest the funds made available by our insurance and reinsurance subsidiaries’ capital and the net cash flows from operations, with the objective to earn income and realize gains on investments. As of December 31, 2009, our consolidated investment portfolio, including cash and cash equivalents, totaled $332.6 million, a decrease of 4% from December 31, 2008. The following table shows the fair market values of various categories of our consolidated investment portfolio, the percentage of the total market value of our invested assets represented by each category and the tax equivalent yield to maturity based on the fair market value of each category of invested assets as of the dates indicated:

	As of December 31, 2009			As of December 31, 2008
	(Dollars in thousands)
Description of Securities	Fair Value	Percent of Total	Yield	Fair Value	Percent of Total	Yield
U.S. Treasury and government sponsored agency securities	$72,665	26%	2.8%	$93,768	30%	3.5%
Obligations of states and political subdivisions	63,535	23%	4.3%	104,280	33%	5.0%
Corporate and other obligations	140,393	51%	3.7%	115,574	37%	5.0%
Total investment securities, available for sale	$276,593	100%	3.6%	$313,622	100%	4.5%

The following table shows the ratings distribution of our fixed-income portfolio by Standard and Poor’s rating as a percentage of total market value as of the dates indicated:

Rating	As of December 31, 2009
	(Dollars in thousands)
“AAA”	$129,637	47%
“AA”	69,941	25%
“A”	72,310	26%
“BBB” and other	4,705	2%
Total investment securities, available for sale	$276,593	100%

In order to maximize after tax yields of our investment portfolio, we began liquidating our tax exempt municipal bond portfolio in the second quarter of 2009.  We recorded net realized gains of $3.8 million for the year ended December 31, 2009.  We reinvested the proceeds from the liquidation in taxable fixed-maturity securities.

Liquidity and Capital Resources

We are a holding company and our operating subsidiaries are the primary source of funds for our operations. We have two primary concerns in managing our liquidity. First, we need to ensure that there is adequate cash available in the insurance subsidiaries to pay claims. Second, we need to ensure that our holding companies, CRM Holdings, CRM USA Holdings and Embarcadero, which have no operating revenues, all have adequate cash to service their debt obligations and to pay income taxes and any other expenses. The management of capital resources is primarily concerned with ensuring that there is adequate capital to operate our insurance business within the criteria imposed by regulatory requirements and by rating agencies with respect to our financial strength ratings.

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations. The liquidity requirements of our business have been met primarily by funds generated from operations, asset maturities and income received on investments. As discussed in “Item 7 – Critical Accounting Policies and Estimates – Going Concern,” we believe that we will be able to meet our obligations as they become due in the foreseeable future.

Sources of Liquidity. Majestic and Twin Bridges, our insurance and reinsurance subsidiaries, generally create liquidity because insurance and reinsurance premiums are collected prior to disbursements for claims which may take place many years after the collection of premiums. Collected premiums may be invested, until claims must be paid and investment income provides additional cash receipts. In periods in which disbursements for claims and benefits, current policy acquisition costs and current operating and other expenses exceed operating cash receipts, cash flow is negative. Such negative cash flow is offset by cash flow from investments, principally short-term investments and maturities of longer-term investments. The exact timing of the payment of claims and benefits cannot be predicted with certainty.

Our insurance subsidiaries, Majestic and Twin Bridges, maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims. At December 31, 2009, short-term investments and fixed maturity investments maturing within two years amounted to $53.7 million and $4.8 million in Majestic and Twin Bridges, respectively. These securities are expected to provide adequate sources of liquidity for the expected payment of our loss reserves.  We do not expect to sell securities or use our credit facility to pay our policy liabilities as they come due.

Majestic and Twin Bridges are subject to insurance regulations which restrict their ability to distribute dividends as discussed in greater detail in Item 1 under the heading “Regulation.” In addition, Majestic has agreed not to pay any dividends without prior approval of the California Department of Insurance as discussed in “Item 1 – Regulation – State Insurance Regulation in the United States – Dividend Limitations.”  At December 31, 2009, Twin Bridges, which is required to have approximately $5.1 million in statutory capital and surplus in order to pay dividends, had approximately $22.1 million in statutory capital and surplus. In addition to these limitations, our U.S. operating subsidiaries are subject to a U.S. federal withholding tax of 30% on any dividends paid to CRM Holdings.

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

Majestic has the following letters of credit outstanding under the Comerica Credit Facility:

•	$21.0 million to the California Department of Insurance with respect to its unaffiliated reinsurers;

•	$15.5 million to the United States Department of Labor with respect to USL&H policies;

•	$1.5 million for lease obligations under its lease for San Francisco office space;

•	$6.0 million for lease obligations related to its integrated policy administration software, and

•	$1.0 million to the State of California Self Insurance Plans for an excess workers’ compensation insurance policy issued to former members of a self-insured group previously managed by CRM CA.

The letters of credit for the benefit of the United States Department of Labor, the San Francisco office space, the integrated policy administration system and excess workers’ compensation insurance policy are secured by a combination of cash and the investments that are on deposit with Comerica. The letter of credit for the benefit of the California Department of Insurance is secured by a third party letter of credit of $21.0 million with an unaffiliated reinsurer. There were no amounts drawn against the letters of credit at December 31, 2009.

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

For obligations associated with liabilities ceded from Majestic, Twin Bridges posts collateral in the form of funds withheld. For obligations other than Majestic, Twin Bridges generally posts collateral in the form of letters of credit. In the past, Twin Bridges has relied on an informal arrangement with Morgan Stanley Smith Barney to obtain secured letters of credit.  Under this arrangement, Twin Bridges has obtained collateralized letters of credit that are secured by cash, investments or a combination thereof.  Letters of credit in the principal amount of $0.8 million were outstanding at December 31, 2009.

Consolidated Cash Flows. The following table summarized our consolidated cash flows from operating, investing and financing activities in the last three years:

Total cash (used in) provided by	2009	2008	2007
	(Dollars in thousands)

Operating activities	$(12,928)	$39,604	$66,421
Investing activities	32,836	(43,978)	(60,251)
Financing activities	(2,365)	(1,868)	5,788
Net cash increase(decrease)	$17,543	(6,242)	11,958

Net cash flows from operating activities declined by $52.5 million in 2009, as compared to 2008 and $26.8 million in 2008, as compared to 2007.  These decreases were primarily attributable to adverse operating results, specifically in our primary insurance and reinsurance segments.

Net cash provided by investing activities increased by $76.8 million in 2009 as compared to 2008.  The increase in cash was primarily due to proceeds received from maturities and sales of available-for-sale investments.  In order to maximize the after tax yield of our investment portfolio, we sold many of tax-exempt municipal securities and reinvested the proceeds in taxable fixed-maturity securities.  The remaining proceeds were not reinvested at December 31, 2009 and were therefore retained in cash and cash equivalents.

Net cash used in investing activities decreased $16.1 million in 2008 as compared to 2007.  The decrease was primarily attributable to due to increases in proceeds from sales and maturities of our available-for-sale portfolio, proceeds from net sales and maturities of short-term investments, some of which were used to purchase available-for-sale investments.

Net cash used in financing activities decreased $0.5 million in 2009 as compared to 2008.  This increase was primarily attributable to an increase in restricted cash and cash equivalents on deposit with various regulatory agencies as required by law.

Net cash used in financing activities was $1.9 million in 2008 as compared to net cash provided by financing activities of $5.8 million in 2007.  The decrease in cash used was primarily attributable to a decrease in restricted cash and cash equivalents on deposit with respect to third party ceded quota share agreements.

Capital Resources

Our insurance and reinsurance subsidiaries, Majestic and Twin Bridges, require cash and liquid investments to pay claims and expenses, but the amount of capital in our insurance and reinsurance subsidiaries influences how much premium we can write.

The amount of capital in our insurance and reinsurance subsidiaries is maintained relative to standardized capital adequacy measures. In the United States and Bermuda, insurers and reinsurers are required to maintain certain minimum levels of capital and risk-based capital, the calculation of which includes numerous factors specified by the respective insurance regulatory authorities and the related insurance regulations. Factors that affect capital requirements generally include premium volume, the extent and nature of loss and loss expense reserves, the type and form of insurance and reinsurance business underwritten and the availability of reinsurance protection on terms that are acceptable to us. Majestic is required to maintain a certain minimum level of surplus on a statutory basis. Surplus is calculated by subtracting total liabilities from total admitted assets. The NAIC has a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of each insurer’s assets and liabilities and mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2009, the statutory surplus of Majestic was in excess of the prescribed risk-based capital requirements that correspond to any level of regulatory action.

Majestic currently maintains a financial strength rating of “B++” (Good), which is the fifth highest of 15 rating categories used by A.M. Best. Twin Bridges currently maintains a financial strength rating of “B+” (Good), which is the sixth highest.  Both ratings are under review and have a negative outlook.  See Item 1 above under the heading “Ratings” for a further discussion of our A.M. Best insurer financial strength ratings. Our competitive position is partly determined by these financial strength ratings and therefore we could be affected by a reduction in these ratings. These ratings reflect AM. Best’s opinion of our financial strength, operating performance and ability to meet obligations. If an independent rating agency downgrades or withdraws either of our ratings, we could be severely limited or prevented from writing any new insurance or reinsurance contracts, which would significantly and negatively affect our business. Insurer financial strength ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors.

In securing its rating from A.M. Best, Majestic purchased quota share reinsurance coverage and ceded premiums and losses under the agreements as described above in “Item 1. Business – Primary Insurance Segment – Reinsurance.” Majestic’s purchase of quota share reinsurance was based, in part, on A.M. Best’s concern over limited capital being readily available. Under quota share reinsurance, the reinsurer accepts a pro rata share of the insurer’s, or ceding company’s, losses and an equal share of the applicable premiums. The reinsurer also pays the ceding company a fee, known as a ceding commission, which is usually a percentage of the premiums ceded. Quota share reinsurance allows the ceding company to increase the amount of business it could otherwise write by sharing the risks with the reinsurer. The effect of the quota share reinsurance on the ceding company is similar to increasing its capital which is the principal constraint on the amount of business an insurance company can prudently write.

We are currently exploring ways to enhance our capital position so that we can reduce or completely eliminate the need for quota share reinsurance arrangements without jeopardizing our financial strength ratings from A.M. Best. Our explorations are at the preliminary stage and we cannot determine whether or when additional capital will be available to us or what the amount, form or cost of the capital will be. If capital is available, it could involve substantial dilution to existing shareholders. Furthermore, we believe that our ability to raise additional capital will be adversely affected until there is greater clarity with respect to the pending regulatory matters and litigation as described above in “Item 3. Legal Proceedings.” If we cannot maintain or obtain adequate capital to manage our business strategy, our business, results of operations and financial condition would be materially and adversely affected.

Our common shares are currently traded on the Nasdaq Global Select Market under the symbol “CRMH.” Our common shares could be delisted from the Nasdaq Global Select Market if we fail to meet any of the continued listing standards of the Nasdaq Global Select Market. These continued listing standards include specifically enumerated criteria, including a $1.00 minimum closing bid price. On November 10, 2009, we received a Nasdaq Staff Deficiency Letter indicating that we fail to comply with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market as set forth in Marketplace Rule 5450(a)(1). For additional information and the risks associated with the Nasdaq’s notice, see “Item 1A. Risk Factors — Our common shares could be delisted from the Nasdaq Global Select Market if we fail to continue to meet all applicable Nasdaq Global Select Market requirements” above.

We partially financed our acquisition of Embarcadero through the issuance of $36.1 million in junior subordinated debentures to CRM USA Holdings Trust I, a newly formed Delaware statutory trust that issued capital securities of $35.0 million and common securities of $1.1 million. We own 100% of the common securities issued by the trust.  The junior subordinated debentures mature on December 15, 2036 and are callable after five years at our option at par plus accrued interest. The annual interest rate on the junior subordinated debentures is fixed until December 15, 2011 at 8.65%. Thereafter, the interest rate is three month LIBOR plus 3.65%. We do not consolidate the interest in the statutory business trust because we are not the primary beneficiary of the trusts. Our investment in common trust securities of the statutory business trust is reported in investments as equity securities. We report the outstanding subordinated debentures as a liability.

We have elected to defer our regularly scheduled quarterly interest payments with respect to the $36.1 million in junior subordinated debentures, beginning December 15, 2009. Although we have the financial means to pay the interest on the debt securities, we elected to defer payments of interest to conserve cash. The total estimated annual interest that would be payable on the Debt Securities, if not deferred, is approximately $3.1 million. The terms of the debt securities allow us to defer payment of interest at any time or from time to time for up to 20 consecutive quarters provided no event of default (as defined in the debt securities) has occurred and is continuing. We are not in default with respect to the debt securities, and the deferral of interest does not constitute an event of default under the debt securities. While we defer the payment of interest, we will continue to accrue expense for interest owed at a compounded rate. Upon the expiration of the deferral, all accrued and unpaid interest is due and payable.

During the deferral period, we may not, except for intercompany dividends and distributions and subject to certain other exceptions, (a) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of their capital stock, (b) make any payments on, repay, repurchase or redeem any debt securities other than those that rank senior to the Debt Securities, (c) make any payment under any guarantees with respect thereto, or (d) enter into any contracts with 10% or greater shareholders.

We assumed $8.0 million of senior debentures through our acquisition of Embarcadero. The senior debentures mature May 23, 2033 and are callable on or after May 23, 2008. The interest rate of the senior debentures is three month LIBOR plus 4.2% and may not exceed 12.5%.

On August 27, 2008, Majestic entered into a License and Services Agreement with Stone River Insurance Solutions Inc., formerly Fiserv Insurance Solutions, Inc. This License and Services Agreement is an integral part of our plans to replace components of our data processing systems, providing us with enhanced technology to remain competitive. We expect the implementation of this technology will increase the effectiveness and efficiency of our operations and facilitate future growth.

Under the License and Service Agreement, we are licensing integrated core technology and ancillary systems from Stone River. The core technology being licensed includes an integrated policy administration software system that provides processing for workers compensation insurance, including billing, underwriting, and policy administration functionality. Stone River is obligated to provide professional services for installation of the technology and training, and maintenance support services. The License and Service Agreement provides for an initial five year license and maintenance period and automatic renewal of the maintenance period after the initial five year term unless either party notifies the other of its intent not to renew. We are subject to termination fees for early termination of the initial term. Amounts capitalized under the License and Service Agreement will be financed through an operating lease.  At December 31, 2009, we have entered into four installments under the operating lease and have $3.5 million of lease obligations outstanding under the License and Service Agreement.  We estimate that remaining payments under the License and Service Agreement approximate $2.4 million and expect these amounts to be financed under the operating lease.

Contractual Obligations

All of our outstanding financing obligations are included in the Consolidated Financial Statements and accompanying Notes contained in Item 8. The table below sets forth the amounts of our contractual obligations, including interest payable, at December 31, 2009.

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(Dollars in thousands)
Contractual Obligations	$12,733	$8,545	$3,788	$400	$-
Long Term Debt Obligations(1)	94,832	4,438	5,242	3,530	81,622
Operating Lease Obligations	38,584	5,317	8,128	6,213	18,926
Retrospective Premiums(2)	559	559	-	-	-
Reinsurance Reinstatement Premiums	3,107	-	-	-	3,107
Gross Loss and Loss Adjustment Reserves(3)	321,274	70,075	89,015	53,239	108,945
Total Contractual Obligations	$471,089	$88,934	$106,173	$63,382	$212,600

(1)	This amount includes interest payable on our long-term debt obligations. For a further discussion of the applicable interest rates, see “Liquidity and Capital Resources – Capital Resources” above.

(2)	Retrospective premiums are an estimate of the amounts that would be paid to policyholders if losses incurred under these policies perform as currently anticipated.

(3)
Our gross loss reserves exclude $3.8 million of GAAP fair value purchase accounting adjustments and do not have contractual maturity dates and the exact timing of the payment of claims cannot be predicted with certainty. However, based upon historical payment patterns, we have included an estimate of when we expect our loss reserves (without the benefit of any reinsurance recoveries) to be paid. As more fully discussed in Item 1 above under the headings “Business – Primary Insurance Segment – Reserves for Losses and Loss Adjustment Expenses” and “Business – Reinsurance Segment – Reserves for Losses and Loss Adjustment Expenses,” the estimation of losses reserves is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses and benefits is not fixed and there may be significant changes in the timing of actual payment. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different than the amounts estimated above for any particular period. Retrospective premiums are an estimate of the amounts that would be paid to policyholders if losses incurred under their policies perform as currently anticipated.

Off-Balance Sheet Transactions

Other than the VIE described in “Item 8. Financial Statements and Supplementary Data – Note 1. Variable Interest Entity,” we have no off-balance sheet arrangements or transactions with unconsolidated, special purpose entities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk can be described as the risk of change in fair value of a financial instrument due to changes in interest rates, creditworthiness, foreign exchange rates or other factors. We will seek to mitigate that risk by a number of actions as described below.

Interest Rate Risk

Our fixed rate holdings are invested predominantly in high quality corporate, government and municipal bonds with relatively short durations. The fixed rate portfolio is exposed to interest rate fluctuations; assuming all other factors remain constant as interest rates rise, the portfolio’s fair values decline and as interest rates fall, the portfolio’s fair values rise. We work to manage the impact of interest rate fluctuations on our fixed rate portfolio. The effective duration of the fixed rate portfolio is managed with consideration given to the estimated payout timing of our liabilities. We have investment policies which limit the maximum duration and maturity of individual securities within the portfolio and set target levels for average duration and maturity of the entire portfolio. For additional information on our investments and investment policies, see Item 1. above under headings “Business – Primary Insurance Segment – Investments” and “Business – Reinsurance Segment – Investments.”

The table below summarizes our interest rate risk. It illustrates the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of December 31, 2009 The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed-income portfolio and shareholders’ equity (dollars in thousands):

Hypothetical Change in Interest Rates	Estimated Change in Fair Value	Fair Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
200 basis point increase	$(19,306)	$257,287	(21%)
100 basis point increase	(9,819)	266,774	(11%)
No change	—	276,593	0%
100 basis point decrease	10,013	286,606	11%
200 basis point decrease	20,496	297,089	22%

We are also subject to interest rate risk on our subordinated and senior debt securities, which adjust interest rates on a quarterly basis based on LIBOR plus a fixed margin. As of December 31, 2009 we had a total of $36.1 million of floating rate debt outstanding under the subordinated debentures underlying our trust preferred securities issued by our wholly owned statutory business trust and carrying an annual interest rate that effective in December 2011, changes from an 8.65% fixed rate to 3-month LIBOR plus a 3.65% fixed spread. In addition, we have $8.0 million of senior debt outstanding with an interest rate determined by reference to market interest rates. If interest rates increase, the amount of interest payable by us on the senior debt would also increase.

Credit Risk

Credit risk is the potential loss arising principally from adverse changes in the financial condition of the issuers of our fixed maturity securities and the financial condition of our reinsurers.

We currently invest in highly-rated financial instruments, primarily U.S. treasury bills and agency securities, and money market funds. We maintain effective portfolio duration of 3.5 years. We address the credit risk related to the issuers of our fixed maturity securities by investing in fixed maturity securities that are rated “BBB” or higher by Standard & Poor’s. We also monitor the financial condition of all issuers of our fixed maturity securities. To limit our risk exposure, we employ stringent diversification policies that limit the credit exposure to any single issuer or business sector.

We are subject to credit risk with respect to Majestic’s reinsurers. Although the reinsurers are obligated to reimburse us to the extent we cede risk to them, Majestic remains ultimately liable to our policyholders on all risks we have reinsured. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims and we might not collect amounts recoverable from our reinsurers. We address this credit risk by initially selecting reinsurers with an A.M. Best rating of “A-” (Excellent) or better, except for Twin Bridges, and by performing, along with our reinsurance broker, quarterly credit reviews of our reinsurers. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment including commutation, novation and letters of credit.

Equity Price Risk

Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio. As of December 31, 2009, we did not hold any equity securities in our investment portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CRM Holdings, Ltd.
December 31, 2009
Contents

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	96-98

FINANCIAL STATEMENTS
Consolidated Balance Sheets	99
Consolidated Statements of Operations and Comprehensive (Loss) Income	100
Consolidated Statements of Changes in Shareholders’ Equity	101
Consolidated Statements of Cash Flows	102
Notes to Consolidated Financial Statements	103 - 143

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
CRM Holdings, Ltd.

We have audited the consolidated balance sheet of CRM Holdings, Ltd. as of December 31, 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended.  Our audit also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRM Holdings, Ltd. at December 31, 2009, and the consolidated results of its operations and its cash flows for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CRM Holdings, Ltd.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 19, 2010 expressed an unqualified opinion thereon.

                                          /s/ Ernst & Young LLP

New York, New York

March 19, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
CRM Holdings, Ltd.

We have audited CRM Holdings, Ltd.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CRM Holding’s, Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Evaluation of Disclosure Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, CRM Holdings Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CRM Holdings Ltd. as of December 31, 2009, and the related statements of operations, shareholder’s equity, and cash flows for the year then ended and our report dated March 19, 2010 expressed an unqualified opinion thereon.

                                              /s/ Ernst & Young LLP

New York, New York

March 19, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
CRM Holdings, Ltd.

We have audited the accompanying consolidated balance sheet of CRM Holdings, Ltd. (the Company) as of December 31, 2008, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the years ended December 31, 2008 and 2007. Our audits also included the financial statement schedules for the years ended December 31, 2008 and 2007 listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRM Holdings, Ltd. at December 31, 2008 and the consolidated results of its operations and its cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules for the years ended December 31, 2008 and 2007, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                   /s/ Johnson Lambert & Co. LLP

Burlington, Vermont

March 17, 2009

CRM Holdings, Ltd.
Consolidated Balance Sheets

	December 31,
	2009	2008
	(Dollars in thousands, except per share data)
Assets
Investments
Fixed-maturity securities, available-for-sale (amortized cost $275,480 and $308,607)	$276,593	$313,622
Short-term investments	4,893	113
Investment in unconsolidated subsidiary	1,083	1,083
Total investments	282,569	314,818
Cash and cash equivalents
Cash and cash equivalents	44,087	28,044
Restricted cash and cash equivalents	5,922	2,000
Total cash and cash equivalents	50,009	30,044
Accrued interest receivable	2,542	3,184
Premiums receivable, net	6,246	11,935
Reinsurance recoverable and prepaid reinsurance	123,767	63,801
Accounts receivable, net	3,178	3,099
Deferred policy acquisition costs	758	1,084
Current income taxes, net	6,979	3,208
Deferred income taxes, net	—	7,809
Goodwill and other intangible assets, net	436	3,252
Prepaid expenses	3,675	1,836
Other assets	2,788	3,330
Total assets	$482,947	$447,400

Liabilities and shareholders’ equity
Reserve for losses and loss adjustment expenses	$317,497	$245,618
Reinsurance payable	20,357	9,424
Unearned premiums	10,599	13,090
Long-term debt	44,083	44,083
Other liabilities	29,677	26,325
Total liabilities	422,213	338,540

Commitments and contingencies (Note 16 and Note 20)

Common shares
Authorized 50 billion shares; $0.01 par value per share; 16.5 and 16.2 million common shares issued and outstanding	165	162
0.4 million Class B shares issued and outstanding	4	4
Additional paid-in capital	71,057	69,743
Retained (deficit) earnings	(11,215)	35,619
Accumulated other comprehensive income	723	3,332
Total shareholders’ equity	60,734	108,860
Total liabilities and shareholders’ equity	$482,947	$447,400

See Notes to Consolidated Financial Statements.

CRM Holdings, Ltd.
Consolidated Statements of Operations
and Comprehensive (Loss) Income

	Years ended December 31,
	2009	2008	2007
	(Amounts in thousands, except per share data)
Revenues
Net premiums earned	$80,524	$121,942	$116,843
Fee-based management services	4,651	7,329	8,846
Investment income	16,286	13,900	11,279
Total revenues	101,461	143,171	136,968

Expenses
Losses and loss adjustment expenses	81,654	85,506	64,075
Policy acquisition costs	15,240	19,153	18,313
Fees paid to general agents and brokers	1,939	3,983	2,438
Selling, general and administrative expenses	39,628	30,725	29,222
Interest expense	3,798	3,718	3,899
Total expenses	142,259	143,085	117,947

(Loss) income from continuing operations before income taxes	(40,798)	86	19,021
Tax provision (benefit) from continuing operations	4,186	(1,937)	979
(Loss) income from continuing operations	(44,984)	2,023	18,042

Discontinued operations
(Loss) income from discontinued operations before income taxes	(1,807)	(5,360)	2,733
Tax provision (benefit) from discontinued operations	43	(1,841)	633
(Loss) income from discontinued operations	(1,850)	(3,519)	2,100

Net (Loss) Income	$(46,834)	$(1,496)	$20,142

(Loss) earnings per share from continuing operations
Basic	$(2.68)	$0.12	$1.11
Diluted	$(2.68)	$0.12	$1.11
(Loss) earnings per share from discontinued operations
Basic	$(0.11)	$(0.21)	$0.13
Diluted	$(0.11)	$(0.21)	$0.13
Net (loss) earnings per share
Basic	$(2.79)	$(0.09)	$1.24
Diluted	$(2.79)	$(0.09)	$1.24
Weighted average shares outstanding
Basic	16,780	16,441	16,289
Diluted	16,780	16,441	16,307

Comprehensive (Loss) Income
Net (loss) income	$(46,834)	$(1,496)	$20,142
Other comprehensive (loss) income
Gross unrealized investment holdings gains arising during the period	2,321	4,767	4,001
Less reclassification adjustment for gains included in net (loss) income	(6,224)	(2,925)	(756)
Income tax benefit (provision) on other comprehensive (loss) income	1,294	(577)	(1,120)
Total other comprehensive (loss) income	(2,609)	1,265	2,125
Total comprehensive (loss) income	$(49,443)	$(231)	$22,267

See Notes to Consolidated Financial Statements.

CRM Holdings, Ltd.
Consolidated Statements of Changes in Shareholders’ Equity

	Common Shares	Class B Shares	Addition-al Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands)

Balance at January 1, 2007	$155	$8	$66,566	$16,973	$(58)	$83,644
Net income	-	-	-	20,142	-	20,142
Change in net unrealized holding gains – available-for-sale investments	-	-	-	-	2,125	2,125
Conversion of Class B to common shares	4	(4)	-	-	-	-
Amortization of unearned compensation	-	-	1,571	-	-	1,571
Retirement of common shares and paid-in capital	-	-	(90)	-	-	(90)
Issuance of common shares – restricted stock and employee stock option purchase plans	1	-	145	-	-	146
Balance at December 31, 2007	160	4	68,192	37,115	2,067	107,538
Net loss	-	-	-	(1,496)	-	(1,496)
Change in net unrealized holding gains – available-for-sale investments	-	-	-	-	1,265	1,265
Amortization of unearned compensation	-	-	1,420	-	-	1,420
Retirement of common shares and paid-in capital	-	-	(57)	-	-	(57)
Issuance of common shares – restricted stock and employee stock option purchase plans	2	-	188	-	-	190
Balance at December 31, 2008	162	4	69,743	35,619	3,332	108,860
Net loss	-	-	-	(46,834)	-	(46,834)
Change in net unrealized holding gains – available-for-sale investments	-	-	-	-	(2,609)	(2,609)
Amortization of unearned compensation	-	-	1,260	-	-	1,260
Retirement of common shares and paid-in capital	-	-	(18)	-	-	(18)
Issuance of common shares – restricted stock and employee stock option purchase plans	3	-	72	-	-	75
Balance at December 31, 2009	$165	$4	$71,057	$(11,215)	$723	$60,734

See Notes to Consolidated Financial Statements.

CRM Holdings, Ltd.
Consolidated Statements of Cash Flows

	Years ended December 31,
	2009	2008	2007
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(46,834)	$(1,496)	$20,142
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	778	1,635	943
Amortization of unearned compensation, restricted stock	1,260	1,420	1,571
Amortization of premiums and discounts on available-for-sale investments	1,604	686	(879)
Net realized gains on sale of available-for-sale investments	(6,254)	(3,687)	(852)
Other-than-temporary impairment losses on available-for-sale investments	30	762	96
Impairment of goodwill and other intangible assets	2,661	196	-
Write off of uncollectible premiums receivable	1,625	1,346	123
Deferred income taxes	9,103	(913)	(1,792)
Changes in:
Accrued interest receivable	642	(418)	(442)
Premiums receivable, net	4,064	611	3,574
Reinsurance recoverable and prepaid insurance	(59,966)	(25,217)	(7,835)
Accounts receivable, net	(41)	1,842	60
Deferred policy acquisition costs	326	(461)	520
Current income taxes, net	(3,771)	(3,483)	(23)
Prepaid expenses	(1,880)	324	323
Other assets	49	117	(28)
Reserve for losses and loss adjustment expenses	71,879	56,770	35,226
Reinsurance payable	10,933	3,683	4,420
Unearned premiums	(2,491)	4,237	773
Other liabilities	3,355	1,650	10,501
Net cash (used in) provided by operating activities	(12,928)	39,604	66,421

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale investments	(473,901)	(297,371)	(204,019)
Proceeds from sales of available-for-sale investments	209,831	183,144	81,199
Proceeds from maturities of available-for-sale investments	301,815	70,030	67,655
Net purchase, sales and maturities for short-term investments	(4,780)	673	(398)
(Increase) decrease in receivable for securities sold	(38)	60	512
Increase in payable for investments purchased	-	(123)	(759)
Acquisition of subsidiaries, net of cash received	-	-	(216)
Acquisition of intangible assets	-	(102)	(645)
Purchases of fixed assets	(142)	(908)	(3,395)
Disposals of fixed assets	51	619	44
Advances of loans receivable	-	-	(229)
Net cash provided by (used in) investing activities	32,836	(43,978)	(60,251)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash and cash equivalents	(3,922)	(2,000)	5,763
Repayments under long-term debt	-	(1)	(31)
Issuance of common shares – share-based compensation	75	190	146
Retirement of common shares – share-based compensation	(18)	(57)	(90)
Net cash (used in) provided by financing activities	(3,865)	(1,868)	5,788
Net increase (decrease) in cash	16,043	(6,242)	11,958
Cash and cash equivalents
Beginning	28,044	34,286	22,328
Ending	$44,087	$28,044	$34,286

Supplemental Cash Flow Disclosures

Income taxes paid	$67	$2,956	$3,700
Interest paid	$3,019	$3,768	$3,916

See Notes to Consolidated Financial Statements

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements

Note 1.                      Nature of Business and Significant Accounting Policies

Organization

CRM Holdings, Ltd. is a Bermuda holding company and 100% owner of CRM USA Holdings Inc., a United States holding company, and Twin Bridges, a Bermuda company. The Company’s legal domicile is Bermuda, the jurisdiction in which it is incorporated.

CRM USA Holdings has two principal subsidiaries, CRM CA, and Embarcadero. Embarcadero has one principal operating subsidiary, Majestic.

On May 6, 2009, Embarcadero sold its wholly-owned dormant subsidiary, Redhorse Insurance Company, Ltd. (“Redhorse”), to CRM Holdings. On May 14, 2009, Redhorse merged with Twin Bridges as the activities performed by Redhorse could be performed by Twin Bridges and there were no longer good economic reasons for the continued separate existence of Redhorse.

CRM USA Holdings has two other subsidiaries, CRM and Eimar, neither of which has active business operations. The Company ceased operations of CRM and Eimar effective September 8, 2008. Accordingly, the results of CRM and Eimar are reported as discontinued operations, as more fully described in Note 2.

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with GAAP. The accompanying consolidated financial statements include the accounts of CRM Holdings and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated upon consolidation.

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

Fixed-Maturity Securities

The Company’s fixed-maturity securities are classified as available-for-sale and are reported at their estimated fair value based on quoted market prices or dealer quotes. Unrealized investment gains and losses on these securities are recorded as a separate component of accumulated other comprehensive income (loss), net of deferred income taxes to the extent the underlying investment is held in a taxable entity.

The cost of fixed-maturity securities is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. These adjustments are recorded as realized losses. The Company does not change the revised cost basis for subsequent recoveries in value.  The assessment of whether such impairment has occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value. The Company also considers the length and severity of the temporary impairment of an investment to determine whether the impairment is other than temporary.

Investment income is recognized when earned.  For the purposes of determining realized gains and losses, the cost of securities sold is based on specific identification as of the trade date.

Certain investments have been pledged as security under certain credit facilities, as more fully described in Note 12.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

Short-term Investments

Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at amortized cost.

Certain short-term investments have been pledged as security under certain credit facilities, as more fully described in Note 12.

Cash and Cash Equivalents

Cash includes currency on hand and demand deposits with financial institutions.  The Company considers all highly liquid debt instruments purchased with maturities of three months or less at the date of purchase to be cash equivalents.  Cash equivalents are carried at cost.  At times, management maintains cash balances in excess of insured limits and believes they do not represent a significant credit risk to the Company.

Restricted cash and cash equivalent balances have been pledged as security under certain credit facilities, as more fully described in Note 12.

Premiums Receivable

Premiums receivable include primary insurance and reinsurance premiums due from policyholders and insurance carriers which cede premiums to the Company.  Premiums receivable are reported net of any allowance for estimated uncollectible premiums. The allowance for doubtful accounts represents the Company’s best estimate of uncollectible premiums included in premiums receivable and amounted to $1.6 million and $0.7 million at December 31, 2009 and 2008, respectively.  Premium receivables of $1.6 million, $1.3 million and $0.1 million were written off in 2009, 2008 and 2007, respectively.

Reinsurance Recoverable and Prepaid Reinsurance Premiums

Amounts recoverable from reinsurers are estimated on an individual contract basis, in a manner consistent with the associated reserve for losses and loss adjustment expenses.  Included in reinsurance recoverables are paid and unpaid losses recoverable from reinsurers.  Recoverables are reported net of any allowance for estimated uncollectible reinsurance recoverables.  No allowance was deemed necessary as of December 31, 2009 and 2008.  No reinsurance recoverable balances were written off during 2009, 2008 and 2007.  The Company evaluates and monitors the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

Accounts Receivable

Accounts receivable consist primarily of guarantee fund assessments from primary insurance policyholders, receivables for property tax credits, billed and unbilled management fees and other services receivable from the self-insured groups currently managed by CRM CA and formerly managed by CRM, and billed and unbilled commissions on excess insurance policies placed on behalf of these groups.  Accounts receivable are carried at face value less any allowance for doubtful accounts.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs include ceding commissions, broker commissions, premium taxes and certain underwriting and other policy issuance costs and are primarily related to the production of new and renewal business.  These costs are deferred and amortized as the related insurance and reinsurance premiums are earned.  Deferred policy acquisition costs are evaluated to determine if recorded amounts exceed estimated recoverable amounts after allowing for anticipated investment income.  Premium deficiency, if any, is recorded as amortization of deferred policy acquisition costs.  All other acquisition expenses are charged to operations as incurred.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of acquiring a business enterprise over the fair value of the net assets acquired.  Goodwill is not amortized but is tested for impairment at least annually, or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test.  The Company performs its annual goodwill impairment testing in the fourth quarter of each year.

Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level.  A reporting unit is the operating segment or a business one level below the operating segment, if discrete financial information is prepared and regularly reviewed by management at that level.

For purposes of goodwill impairment testing, if the carrying value of a reporting unit’s goodwill exceeds its estimated fair value, there is an indication of impairment and the implied fair value of the goodwill is determined in the same manner as the amount of goodwill would be determined in a business acquisition.  The excess of the carrying value of goodwill over the implied fair value of goodwill is recognized as an impairment and recorded as a charge against net income.

The estimate of a reporting unit’s fair value may be based on one or a combination of approaches including (1) the ratio of market value to book value for the unit’s peer companies, and (2) the sales prices of acquired peer companies relative to their trading stock market values.  Other key inputs, judgments and assumptions in order to determine the estimated fair value of the reporting unit include projected earnings, current book value, regulatory rating of the reporting unit, the level of economic capital required to support the mix of business, long-term growth rates, and projections of new and renewal business.

The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change.  Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments.  These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results.

The Company recorded goodwill impairment charges of $2.7 million and $0.1 million for the years ended December 31, 2009 and 2008, respectively, as described in Note 8.  There were no goodwill impairment charges recorded for the year ended December 31, 2007.

The Company’s other intangible assets have definite lives and their value is amortized on a straight-line basis over their useful lives of five years.  Other intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable.  The restrictive covenant related to the acquisition of Medical Expense Management was deemed to be impaired and written off on September 8, 2008 as the operations of Eimar were discontinued as more fully described in Note 8.

Fixed Assets

Fixed assets include furniture, fixtures and equipment, computer software, automobiles, and leasehold improvements and are stated at cost, net of accumulated depreciation and amortization.  Fixed assets are included in other assets in the consolidated balance sheets.

Depreciation and amortization is computed using the straight-line method over the estimated useful lives of fixed assets as follows:

Furniture, fixtures and computer equipment	5 to 7 years
Computer software	3 years
Automobiles	5 years
Leasehold improvements	Lesser of lease term or 15 years

The Company capitalizes costs related to computer software developed for internal use during the application development stage of software development projects.  These costs generally consist of direct costs of material and services used.  The Company begins amortization of these costs once the project is completed and ready for its intended use.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

Fixed assets are tested for potential impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable.  Fixed assets related to discontinued operations were deemed to be impaired and written off on September 8, 2008 as more fully described in Notes 2 and 9.

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

These estimates are also subject to the effects of trends in loss severity and frequency and other trends such as fluctuations in inflation, prevailing economic, social and judicial trends, legislative changes and internal and third party claims handling procedures.  There also may be a significant delay between the occurrence of the insured event and the time the claim is actually closed.  Accordingly, the ultimate settlement of losses and related loss adjustment expenses may vary significantly from the estimates included in the Company’s consolidated financial statements.  These estimates are reviewed regularly and are adjusted as experience develops or new information becomes known.  Any such adjustments are included in income in the period in which they become known.

Guaranty Fund and Other Assessments

The Company is subject to guaranty fund and other assessments by the states in which it writes business.  These assessments are for the general welfare and protection of workers’ compensation policyholders.  Guaranty fund assessments are accrued at the time premiums are written.  Other assessments are accrued either at the time of assessment, or, in the case of premium-based assessments, at the time the premiums are written, or, in the case of loss-based assessments, at the time the losses are incurred.  Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included in other liabilities in the consolidated balance sheets.

The Company is permitted to pass certain assessments through to the policyholders.  Assessment receivables are billed to policyholders as the assessments become due and are included in accounts receivable in the consolidated balances sheets as discussed above.

Insurance Premiums

Premiums written are recognized in income ratably over the term of the policy.  In respect to most of the policies written, premiums are based on the estimated payroll and loss experience of an employer and applicable premium rates.  Unearned premiums represent the portion of premiums written which relate to the unexpired terms of policies in force.

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

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

Reinsurance Premiums Assumed and Ceded

Through excess of loss, quota share, and facultative reinsurance agreements, the Company cedes a portion of the risks it has underwritten to affiliate and third party reinsurers.  Assumed reinsurance refers to the Company’s acceptance of certain insurance risks that affiliated and third party insurers have underwritten.

Reinsurance accounting is followed for ceded and assumed transactions when the risk transfer provisions of applicable accounting standards have been met. To meet risk transfer requirements, a reinsurance contract must transfer insurance risk, consisting of both underwriting and timing risk, and bear a reasonable possibility of a significant loss to the reinsurer.  Management has evaluated its reinsurance agreements and has determined that significant insurance risk is transferred to the reinsurers and that the Company’s reinsurance contracts are short-duration prospective contracts.

Reinsurance premiums assumed are accounted for on a basis consistent with the terms of the reinsurance contracts.  The portion of reinsurance premiums assumed that relate to the remaining terms of the reinsurance policies at the balance sheet date are recorded as unearned premiums.

Reinsurance premiums ceded are reported as a reduction of premiums written.  The portion of the reinsurance premiums ceded that relate to the remaining terms of the reinsurance policies at the balance sheet date are recorded as prepaid reinsurance premiums and included in Reinsurance Recoverable and Prepaid Reinsurance Premiums as described above.

Premiums ceded also include reinstatement premiums.  Reinstatement premiums represent additional premiums payable to reinsurers to maintain coverage purchased under its excess of loss reinsurance contracts.  These contracts generally contain provisions requiring the Company to pay additional premiums based on a percentage of ceded losses in the event that losses of a defined magnitude are ceded under such contracts.  The Company establishes reserves for potential reinstatement premiums and records such amounts once estimated actuarial loss reserves exceed the defined limits.  The Company recorded $3.1 million of reinstatement premiums payable for the year ended December 31, 2009 and no reinstatement premiums payable for the years ended December 31, 2008 and 2007.

Reinsurance premiums are subject to adjustment based upon modification to the premiums charged on the underlying policies.  Such adjustments are reflected in current operations when estimable.

Fee-Based Management Services

Revenues from fee-based management services include management fees received from self-insured groups, which are based on a percentage of the premiums of the self-insured groups.  The portion of such management fees that are payable to general agents and brokers is recorded as (a) revenue when payable by the group, and (b) expense included in fees paid to general agents and brokers when payable by CRM CA to the general agents and brokers.  The balance of such fees is earned ratably over the period to which they apply.  The portion of management fees that relates to future periods at the balance sheet date is recorded as unearned management fees and included in other liabilities in the consolidated balance sheets.

The Company also receives commissions for excess insurance coverage it places for these groups, as more fully described in Note 11.  Such commission income is earned ratably over the terms of the underlying insurance coverage.  The portion of commission income that relates to the remaining term of the underlying insurance coverage at the balance sheet date is recorded as unearned commission income and included in other liabilities in the consolidated balance sheets.

During the year ended December 31, 2009, the Company provided management and other related services to three self-insured groups.  At December 31, 2009, the Company provided its services to one of these groups.  During the years ended December 31, 2008 and 2007, the Company provided management and other related services to five self-insured groups.  All of the fee-based management services revenues were from self-insured groups located in California.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

Two self-insured groups accounted for 61% and 37% of the Company’s fee-based management services revenues for the year ended December 31, 2009, for 56% and 31% of the Company’s fee-based management services revenues for the year ended December 31, 2008 and for 59% and 27% of the Company’s fee-based management services revenues for the year ended December 31, 2007.

Advertising Costs

Advertising costs, including selling and marketing expenses, are expensed as incurred.  Advertising costs totaling $0.5 million, $0.6 million and $0.7 million were included in selling, general and administrative expense for the years ended December 31, 2009, 2008 and 2007, respectively.

Variable Interest Entity

The Company is a sponsor that has a significant variable interest in CRM USA Holdings Trust I (“Trust”).  The Trust was established for the sole purpose of issuing capital and common securities.  On November 14, 2006, the trust issued $35.0 million of Trust capital securities and $1.1 million of Trust common securities and invested the proceeds in junior subordinated debt obligations (“Junior Debt”) issued by CRM USA Holdings in the aggregate principal amounts of $36.1 million.  The Junior Debt is the sole asset of the Trust.  Terms of the Junior Debt are described in Note 13.  The capital and common securities of the Trust, representing the undivided beneficial ownership interests in the assets of the Trust, have no stated maturity and must be redeemed upon maturity of the Junior Debt securities. The Trust will make quarterly distributions on the capital and common securities at a fixed annual rate of 8.65% until December 15, 2011 and after such date at a fixed spread of 3.65% above 3-month London Interbank Offer Rate (“LIBOR”) per annum.

The common securities are held by CRM USA Holdings and represent 100% of the issued and outstanding common securities of the Trust. They are reflected as investment in unconsolidated subsidiary in the Company’s consolidated balance sheets.  CRM USA Holdings’ common stock investment does not represent a significant variable interest in the Trust, as it does not receive any distributions or absorb any losses from the Trust.

The Company and CRM USA Holdings have guaranteed the repayment of the capital securities which will remain in place until the full redemption of the capital securities.  This guarantee does not represent a variable interest, as the Company is guaranteeing its own performance.  Therefore, the Company is not the primary beneficiary and does not consolidate the Trust.  Since CRM USA Holdings’ investment in the common securities of the Trust was financed directly by the Trust, CRM USA Holdings does not have any equity investment at risk, and, therefore, does not have exposure to loss from the trust.

Former Co-Chief Executive Officers’ Severance

On March 13, 2009, Daniel G. Hickey Jr., resigned as the Company’s Chief Executive Officer, Chairman of the Board, and as a director and officer of the Company’s subsidiaries. The Company entered into a separation agreement with Mr. Hickey under which the Company (a) agreed to make cash payments of $3.3 million over the next three years; (b) immediately vested and distributed 46 thousand shares of restricted stock; and (c) agreed to pay medical and life insurance benefits for up to three years. The separation agreement prohibits Mr. Hickey from competing with the Company in the California self-insured group market until March 13, 2012 and from soliciting employees and customers through March 13, 2011. In conjunction with Mr. Hickey’s separation agreement, the Company recorded $3.8 million of severance expense in the first quarter of 2009.

Due to the Company’s decreased presence in the self-insured group market and the current economic and regulatory environment, the Company determined that there is not a significant ongoing economic benefit related to Mr. Hickey’s and Martin D. Rakoff’s non-compete/non-solicitation covenants.  Mr. Rakoff was the Company’s former Co-Chief Executive Officer and Deputy Chairman of the Board who resigned December 19, 2006. Previously, the Company recognized severance expense for Mr. Rakoff over the term of his non-complete/non-solicitation covenant, which expires December 2010. The Company accelerated the recognition of Mr. Rakoff’s severance expense and recorded the $1.5 million of remaining severance payments in the first quarter of 2009.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

Contingencies Relating to Corporate Litigation and Regulatory Matters

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

Share-based Compensation

The Company accounts for share-based compensation plans using the fair value accounting method.  The fair value method requires compensation cost to be measured based on the fair value of the equity instrument at the grant or award date.  Share-based compensation is recognized over the vesting period of the grant or award.

Income Taxes

CRM USA Holdings and its subsidiaries file a consolidated U.S. federal income tax return in accordance with a tax sharing agreement, under which the income tax provision (benefit) is allocated in accordance with each entity’s proportionate share of the consolidated provision (benefit) for income taxes.

CRM Holdings and Twin Bridges are Bermuda companies, and have received undertakings from the Bermuda Minister of Finance assuring it that if any legislation is enacted in Bermuda that would impose income or capital taxes, then the imposition of any such tax will not be applicable to CRM Holdings or Twin Bridges or any of its operations, shares, debentures or other obligations until March 28, 2016.  The Company believes that CRM Holdings and Twin Bridges are not involved in the active conduct of a trade or business in the U.S. for U.S. tax purposes and as such has not provided for any federal or state and local income taxes for these entities.

Deferred income tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.

The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods.  A valuation allowance is established when the Company determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized.  Significant judgment is required in determining whether valuation allowances should be established as well as the amount of such allowances.  When making such determination, consideration is given to future taxable income, future reversals of existing taxable temporary differences, taxable income in prior carryback years and tax planning strategies.

The Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the consolidated financial statements.   The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision (benefit) for income taxes.

Segment Reporting

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

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

Adoption of New Accounting Standards

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standard Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 which establishes the Accounting Standards Codification (the “ASC”) and Securities Exchange Commission (“SEC”) interpretive releases as the sources for authoritative GAAP.  The ASC supersedes all existing non-SEC accounting and reporting standards under GAAP effective July 1, 2009 and is effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009.  The ASC is not intended to change existing GAAP.  The adoption of the ASC changed the Company’s references to GAAP accounting standards but did not impact the Company’s consolidated financial condition and results of operations.

In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855, Subsequent Events, defines subsequent events as either recognized (events that existed at the balance sheet date and therefore should be reflected in the financial statements) or non-recognized (events that did not exist at the balance sheet date and are not reflected in the financial statements; material non-recognized subsequent events should be disclosed). The new guidance was effective June 15, 2009.  The adoption of the new guidance did not have a material effect on the Company’s consolidated financial condition and results of operations.

In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments.  Under the new guidance, which is now part of ASC 320, Investments – Debt and Equity Securities, the Company is required to separate an other-than-temporary impairment of a debt security into two components when there are credit losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss.

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

In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability.  Under the new guidance, which is now part of ASC 820, Fair Value Measurements and Disclosures, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. The adoption of the new guidance did not have a material effect on the Company’s consolidated financial condition and results of operations.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

In April 2008, the FASB issued revised guidance on determining the useful life of intangible assets.  The revised guidance, which is now part of ASC 350, Intangibles – Goodwill and Other, amends the factors that an entity should consider in determining the useful life of a recognized intangible asset to include the entity’s historical experience in renewing or extending similar arrangements, whether or not the arrangements have explicit renewal or extension provisions. The amendment may result in the useful life of an entity’s intangible asset differing from the period of expected cash flows that was used to measure the fair value of the underlying asset using the market participant’s perceived value.  The adoption of the new guidance did not have a material effect on the Company’s consolidated financial condition and results of operations.

In February 2008, the FASB issued new guidance for the accounting for non-financial assets and non-financial liabilities.  The new guidance, which is now part of ASC 820, Fair Value Measurements and Disclosure, requires nonfinancial assets and nonfinancial liabilities that are measured on a nonrecurring basis in periods subsequent to initial recognition to be classified and disclosed based on the three level hierarchy described in Note 6. The adoption of the new guidance did not have a material effect on the Company’s consolidated financial condition and results of operations.

Accounting Standards Not Yet Adopted

In January 2010, the FASB issued new guidance for fair value measurements and disclosures.  The new guidance, which is now part of ASC 820, Fair Value Measurements and Disclosures, clarifies existing disclosure requirements regarding the level of disaggregation and inputs and valuation techniques and provides new disclosure requirements regarding disclosures about, among other things, transfers in and out of levels 1 and 2 of the fair value hierarchy and details of the activity in level 3 of the fair value hierarchy.  The new guidance is effective for fiscal years beginning after December 15, 2009 for the levels 1 and 2 disclosures and for fiscal years beginning after December 15, 2010 for level 3 disclosures. The disclosure requirements will be applied prospectively to the Company’s fair value disclosure subsequent to the effective date.

In June 2009, the FASB issued new guidance on accounting for the transfers of financial assets.  The new guidance, which is now part of ASC 860, Transfers and Servicing, eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale.  Additionally, on and after the effective date, existing QSPEs must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. The new guidance requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position.  The new guidance, effective for fiscal years beginning after November 15, 2009, affects financial asset transfers occurring on or after the effective date.  Early adoption is prohibited. The Company is currently evaluating the potential impact, if any, of the adoption of the new guidance on its financial condition and results of operations.

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities.  The revised guidance, which is now part of ASC 810, Consolidations, amends the consolidation rules applicable to a variable interest entity (“VIE”).  In addition, the revised guidance amends the rules governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE and requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE.  Previous guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred.  Finally, the revised guidance requires enhanced disclosures about an enterprise’s involvement with a VIE and is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited.  The Company is currently evaluating the potential impact, if any, of the adoption of the revised guidance on its financial condition and results of operations.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

Note 2.                      Discontinued Operations

On September 8, 2008, the Company ceased operations of CRM and Eimar. Accordingly, the results of operations of CRM and Eimar are reported as discontinued operations in the consolidated statements of operations and are excluded from the Company’s Fee-based Management Services segment.

CRM no longer has self-insured groups under management in New York. The administration of the claims for all of the New York self-insured groups was transferred to third party administrators appointed by the New York Workers’ Compensation Board, and in accordance with the terms of a settlement agreement entered into between CRM and the New York Workers’ Compensation Board, CRM surrendered its third-party administrator’s license in New York on September 8, 2008. The surrender of CRM’s administrator’s license prohibits CRM from actively engaging in this business in New York.  Consequently, the Company does not expect to derive any revenues from fee-based management services in New York currently or in the future and does not expect to incur any significant ongoing operating expenses, except for legal defense costs, in this component of fee-based management services.

In conjunction with the voluntary termination of the New York self-insured groups, the Company has ceased the operations of Eimar, a provider of medical bill review and case management services, because the majority of Eimar’s business was derived from these New York self-insured groups.

Medical bill review services for Majestic and certain self-insured groups managed by CRM CA were performed by the Company until the medical bill review function was transitioned to a third party medical bill review provider. This transition was completed in the third quarter of 2009.

Results for discontinued operations were as follows:

	Years ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Revenues	$(35)	$3,617	$23,612
Expenses	1,772	8,977	20,879
(Loss) income from discontinued operations before income taxes	$(1,807)	$(5,360)	$2,733

For the year ended December 31, 2009, expenses primarily consisted of $1.6 million of legal defense costs related to the pending regulatory proceedings and litigation described in Note 20.

Note 3.                      Acquisitions

On October 1, 2007, the Company acquired the assets of Medical Expense Management, Incorporated (“Medical Expense Management”) whose operations were merged into Eimar. The acquisition was deemed to be an immaterial acquisition, and as such, additional disclosures have been omitted.  Effective September 8, 2008, the results of Eimar, including the former Medical Expense Management operations, have been classified as discontinued operations.  Consequently, goodwill and other intangible assets recorded upon the acquisition of Medical Expense Management have been impaired and written off as more fully described in Note 8.

Note 4.                      Earnings per Share

Basic earnings per share is calculated using the weighted average number of common and Class B shares outstanding excluding any dilutive effects of warrants, options and convertible securities. As of December 31, 2009 and 2008, there were 423 thousand and 380 thousand restricted shares outstanding, respectively, and no warrants, options or convertible securities outstanding during the periods ended December 31, 2009 and 2008.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

The following table shows the computation of the Company’s earnings per share:

	Years ended December 31,
	2009	2008	2007
	(Amounts in thousands, except per share data)

(Loss) income from continuing operations (Numerator – basic and diluted (loss) earnings per share from continuing operations)	$(44,984)	$2,023	$18,042
(Loss) income from discontinued operations (Numerator – basic and diluted (loss) earnings per share from discontinued operations)	(1,850)	(3,519)	2,100
Net (loss) income (Numerator – basic and diluted earnings per share)	$(46,834)	$(1,496)	$20,142

Weighted-average basic shares outstanding (Denominator — basic earnings per share)	16,780	16,441	16,289
Dilutive effect of unvested shares	—	—	18
Weighted-average diluted shares outstanding (Denominator — diluted earnings per share)	16,780	16,441	16,307

Basic (loss) earnings per share from continuing operations	$(2.68)	$0.12	$1.11
Diluted (loss) earnings per share from continuing operations	$(2.68)	$0.12	$1.11

Basic (loss) earnings per share from discontinued operations	$(0.11)	$(0.21)	$0.13
Diluted (loss) earnings per share from discontinued operations	$(0.11)	$(0.21)	$0.13

Basic (loss) earnings per share	$(2.79)	$(0.09)	$1.24
Diluted (loss) earnings per share	$(2.79)	$(0.09)	$1.24

Diluted earnings per share is calculated assuming conversion of dilutive convertible securities and the exercise of all dilutive stock options and warrants using the treasury stock method. For the years ended December 31, 2009 and 2008, 326 thousand and 346 thousand restricted shares, respectively, were excluded from the computation of diluted earnings per share because their effects were anti-dilutive.

Note 5.                      Investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s available-for-sale investments are shown in the tables below:

As of December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

U.S. Treasury securities	$54,301	$660	$-	$54,961
Government sponsored agency securities	17,068	636	-	17,704
Obligations of states and political subdivisions	64,688	382	1,536	63,534
Corporate and other obligations	81,456	1,862	419	82,899
Asset-backed obligations	9,385	20	20	9,385
Mortgage-backed obligations	48,582	-	472	48,110
Total investment securities, available-for-sale	$275,480	$3,560	$2,447	$276,593

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

As of December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

U.S. Treasury securities	$48,649	$2,576	$-	$51,225
Government sponsored agency securities	41,143	1,400	-	42,543
Obligations of states and political subdivisions	102,189	2,553	462	104,280
Corporate and other obligations	48,634	623	1,258	47,999
Asset-backed obligations	9,054	-	799	8,255
Mortgage-backed obligations	58,938	382	-	59,320
Total investment securities, available-for-sale	$308,607	$7,534	$2,519	$313,622

The amortized cost and estimated fair value of the Company’s available-for-sale investments at December 31, 2009 by contractual maturity are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)

Due in one year or less	$32,270	$32,742
Due after one year through five years	88,785	91,016
Due after five years through ten years	59,341	59,327
Due after ten years	37,117	36,013
	217,513	219,098
Mortgage and asset-backed	57,967	57,495
Total investment securities, available-for-sale	$275,480	$276,593

The Company’s investment portfolio is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue and issuers. Consequently, the Company believes there are no significant concentrations of credit risk associated with its investment.

The following table sets forth the ratings distribution of the Company’s available-for-sale investments:

As of December 31, 2009

“AAA”	$129,637
“AA”	69,941
“A”	72,310
“BBB” and other	4,705
Total available-for-sale	$276,593

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

The following table sets forth the gross unrealized losses included in accumulated other comprehensive income in the consolidated balance sheets related to available-for-sale fixed-maturity securities. The table segregates investments that have been in a continuous unrealized loss position for less than 12 months from those that have been in a continuous unrealized loss position for 12 months or longer.

	Less than 12 Months			12 Months or Longer			Total
As of December 31, 2009	Fair Value	Unrealized Loss	No. of Positions Held	Fair Value	Unrealized Loss	No. of Positions Held	Fair Value	Unrealized Loss
	(Dollars in Thousands)

Obligations of states and political subdivisions	$51,367	$1,536	32	$-	$-	-	$51,367	$1,536
Corporate and other obligations	24,274	326	11	1,608	93	2	25,882	419
Asset-backed obligations	-	-	-	5,245	20	2	5,245	20
Mortgage-backed obligations	48,110	472	32	-	-	-	48,110	472
Total available-for-sale	$123,751	$2,334	75	$6,853	$113	4	$130,604	$2,447

	Less than 12 Months			12 Months or Longer			Total
As of December 31, 2008	Fair Value	Unrealized Loss	No. of Positions Held	Fair Value	Unrealized Loss	No. of Positions Held	Fair Value	Unrealized Loss
	(Dollars in Thousands)

Obligations of states and political subdivisions	$7,496	$115	6	$3,868	$347	3	$11,364	$462
Corporate and other obligations	17,227	815	27	3,324	443	7	20,551	1,258
Asset-backed obligations	8,255	799	5	-	-	-	8,255	799
Total available-for-sale	$32,978	$1,729	38	$7,192	$790	10	$40,170	$2,519

The Company regularly evaluates its fixed-income securities to determine whether impairment represents other-than-temporary declines in the fair value of the investments. Criteria considered during this process include but is not limited to:

•	the current fair value as compared to the cost of the security;

•	the degree and duration of the security’s fair value being below cost;

•	the Company’s intent not to sell and the likelihood it would not be required to sell the security before it recovers its value;

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

•	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings;

•	the credit quality and any downgrades of the security by a rating agency; and

•	the nonpayment of scheduled interest payments.

Part of the evaluation of whether particular securities are other-than-temporarily impaired involves assessing whether the Company has both the intent and ability to continue to hold securities in an unrealized loss position until recovery. Significant changes in these factors could result in a charge to net earnings for impairment losses.

For the year ended December 31, 2008, the Company recorded an impairment charge of $0.9 million related to one fixed-maturity security that was determined to be other-than-temporarily impaired.  In September 2008, the Company recorded impairment charges on its fixed-maturity investment in Lehman Brothers Holdings Inc. as a result of its bankruptcy filing.  Impairment charges for the year ended December 31, 2009 is not material to the consolidated financial statements.

The Company determined that the decline in fair value of remaining available-for-sale investments is temporary based on the Company’s analysis of the securities, considering timing, liquidity, financial condition of the issuers, actual credit losses to date, severity and duration of the impairment and the Company’s intent not to sell and the likelihood it would not be required to sell the securities before they recover their value.

Based upon changes in the investment environment and in order to protect its capital adequacy, the Company liquidated its equity securities portfolio during the second quarter of 2008.  As a result, the Company recorded gross realized gains of $3.2 million and gross realized losses of $2.2 million, including losses on equity securities that historically were determined to be other-than-temporarily impaired.

The sources of investment income were as follows:

	Years ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Interest income on cash and cash equivalents	$66	$1,068	$76
Interest income on fixed-maturity securities	10,846	10,537	10,982
Interest income on other investments	94	94	94
Dividends	-	242	343
Realized gains on investments	6,499	5,996	1,875
Realized losses on investments	(275)	(3,071)	(1,119)
Investment income before investment expenses	17,230	14,866	12,251
Investment expenses	(944)	(966)	(972)
Total investment income	$16,286	$13,900	$11,279

Majestic had available-for-sale and short-term investments with a fair value of $182.5 million and $153.2 million, at December 31, 2009 and 2008, respectively, on deposit with various regulatory agencies as required by law. At December 31, 2009 and 2008, Twin Bridges had $0.8 million of available-for-sale investments and cash pledged as security under letter of credit facilities to secure reserves assumed under third party ceded quota share agreements.

Note 6.                      Fair Value of Financial Instruments

Under the framework established in the fair value accounting guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

The fair value guidance establishes a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”) and requires that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•
Level 1 - Valuation based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Financial assets utilizing Level 1 inputs include U.S. Treasury securities.

•
Level 2 - Valuation based on quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, etc.) or can be corroborated by observable market data. Financial assets utilizing Level 2 inputs include: U.S. government and agency securities; non-U.S. government obligations; corporate and municipal bonds; and mortgage-backed securities.

•
Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The unobservable inputs reflect the Company’s own assumptions about assumptions that market participants might use. The Company has no Level 3 financial assets.

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

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are measured on a recurring basis at December 31, 2009:

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

U.S. Treasury securities	$54,961	$54,961	$-	$-
Government sponsored agency securities	17,704	-	17,704	-
Obligations of states and political subdivisions	63,534	-	63,534	-
Corporate and other obligations	82,899	-	82,899	-
Asset-backed obligations	9,385	-	9,385	-
Mortgage-backed obligations	48,110	-	48,110	-
Total investment securities, available-for-sale	$276,593	$54,961	$221,632	$-

Fair Value Information about Financial Instruments Not Measured at Fair Value

Fair value guidance requires disclosure of fair value information about other financial instruments for which it is practicable to estimate such fair value and excludes certain insurance related financial assets and liabilities.  Estimates of the fair value of these financial instruments at December 31, 2009 are as follows:

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

Short-term investments, investment in unconsolidated subsidiary and cash and cash equivalents – The carrying values reported in the accompanying consolidated balance sheets for these financial instruments approximate their fair value.

Premiums and accounts receivable and reinsurance payable – The carrying values reported in the accompanying consolidated balance sheets for these financial instruments approximate their fair value.

Long-term debt – The carrying value and fair value of the Company’s long-term debt at December 31, 2009 were $44.1 million and $31.6 million, respectively.   The fair value was estimated based on the average accepted price of successful tender offers for recent similar transactions of financial services companies.

Note 7.                      Deferred Policy Acquisition Costs

Changes in deferred policy acquisition costs are as follows:

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Balance at beginning of year	$1,084	$623	$1,143
Policy acquisition costs deferred
Ceding commissions	(13,611)	(21,061)	(6,727)
Commissions	14,393	28,877	16,640
Premiums and federal excise taxes	3,709	4,160	4,346
Other	10,423	7,638	3,534
	14,914	19,614	17,793
Amortization of policy acquisition costs	(15,240)	(19,153)	(18,313)
Net change	(326)	461	(520)
Balance at end of year	$758	$1,084	$623

Note 8.                      Goodwill and Other Intangible Assets

The 2006 acquisition of Embarcadero resulted in the establishment of goodwill of $2.7 million.  The Company performed its annual impairment testing of goodwill in the fourth quarter of 2009 and determined that goodwill recorded in the primary insurance segment was impaired. Consequently, the Company recorded goodwill impairment charges of $2.7 million in the year ended December 31, 2009.  Factors that occurred in the fourth quarter of 2009 that resulted in the full impairment of goodwill include:  (1) the downgrade of Majestic’s AM Best rating from A- to B++ with negative implications, (2) a reduction in Majestic’s projected premiums written due to the AM Best downgrade, (3) an increase in Majestic’s losses and loss adjustment expenses, and (4) the unexpected net operating loss in the fourth quarter of 2009, which resulted from adverse development of Majestic’s current and prior year losses and loss adjustment expenses

In 2007, the Company recorded goodwill of $0.1 million and an other intangible asset of $0.2 million related to the acquisition of Medical Expense Management.  The other intangible asset was a covenant not to compete for one Medical Expense Management executive.  Upon acquisition, the operations of Medical Expense Management were merged into the operations of Eimar and reported in the Fee-Based Management segment.

Effective September 8, 2008, the results of Eimar, including the operations of the former Medical Expense Management, were classified as discontinued operations.  Consequently, goodwill of $0.1 million and the unamortized portion of the covenant not to compete of $0.1 million were deemed to be impaired.  These amounts were written off in the third quarter of 2008 and are included in loss from discontinued operations for the year ended December 31, 2008.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

The Company’s information technology other intangible asset represents the prepaid costs for the outsourcing of its entity wide information technology function. The cost of the information technology other intangible asset is amortized over its contractual life. Should the Company renew or extend the term of the contract, costs incurred would be amortized over the term of the renewal or extension contract.

The following table shows the information technology other intangible asset that continues to be subject to amortization:

	As of December 31,
	2009	2008
	(Dollars in thousands)

Gross amount	$748	$748
Accumulated amortization	(312)	(157)

Net carrying amount	$436	$591

The cost of the information technology other intangible asset is being amortized over a 5 year period and has a remaining life of 3 years.  Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $0.2 million, $0.1 million and $0.0 million, respectively.  Amortization expense for intangible assets is estimated to be $0.2 million in 2010 and $0.1 million in 2011 and 2012.

Note 9.                      Fixed Assets

Fixed assets are stated at cost less accumulated depreciation and amortization.  Fixed assets are summarized as follows:

	As of December 31,
	2009	2008
	(Dollars in thousands)

Furniture, fixtures and computer equipment	$931	$1,091
Computer software	581	1,605
Automobiles	-	38
Leasehold improvements	2,277	2,296
	3,789	5,030
Less accumulated depreciation and amortization	(1,349)	(2,099)

Net carrying amount	$2,440	$2,931

Depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 was $0.5 million, $0.6 million and $0.5 million, respectively, of which $0.2 million, $0.3 million and $0.1 million, respectively, was attributable to amortization of capitalized computer software.  Unamortized computer software was $0.1 million and $0.3 million at December 31, 2009 and 2008, respectively.

Effective September 8, 2008, the results of CRM and Eimar were classified as discontinued operations.  Consequently, furniture, fixtures and computer equipment and computer software with an aggregate book value of $0.5 million were deemed to be impaired and included in loss from discontinued operations for the year ended December 31, 2008.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

Note 10.                     Reserve for Losses and Loss Adjustment Expenses (“LAE”)

Activity in the reserve for losses and loss adjustment expenses is as follows:

	As of December 31,
	2009	2008	2007
	(Dollars in thousands)

Gross liability beginning of year	$245,618	$188,848	$153,622
Less reinsurance recoverable	(55,502)	(35,488)	(28,913)
Net liability at beginning of year	190,116	153,360	124,709

Incurred losses and LAE relating to:
Current year	75,826	91,140	71,777
Prior years	5,828	(5,634)	(7,702)
Total incurred losses and LAE	81,654	85,506	64,075

Paid losses and LAE relating to:
Current year	(16,969)	(16,959)	(11,450)
Prior years	(48,885)	(31,791)	(23,974)
Total paid losses and LAE	(65,854)	(48,750)	(35,424)

Net liability at end of year	205,916	190,116	153,360
Plus reinsurance recoverable	111,581	55,502	35,488
Gross liability at end of year	$317,497	$245,618	$188,848

For primary insurance in California, for which Majestic has a significant amount of historical claims data, management estimates future liabilities by using actuarially acceptable methods based upon historical development patterns.  These methods look at historical paid and reported claim counts and average costs of incurred losses, average case reserves, claim closing rates, counts and average values of unpaid losses, as well as variations of such techniques.  For other jurisdictions for which Majestic does not have extensive historical claims data, management relies heavily on industry loss development factors in combination with price, rating bureau loss cost estimates by class code, and exposure information.  Estimates of ultimate claims liability for each accident year are derived using such techniques.

In addition, for the most current accident year, Majestic also uses a loss ratio method that starts with a projected loss ratio for each line of business, estimated from the prior accident year, adjusted for projected wage inflation, loss cost inflation, and pricing adjustments.  This adjusted loss ratio is applied to the earned premium for the current accident year to derive the ultimate estimated claims liability.  These estimates are reviewed quarterly and are adjusted throughout the current year whenever there is enough overall evidence that one or more of the assumptions used have changed such as to materially impact the total estimated ultimate liability for claims reported on the Company’s consolidated balance sheet.  Additional factors that influence incurred losses and loss adjustment expenses for a given period include the number of exposures covered in the current year, trends in the frequency and severity of claims, and changes in the cost of adjusting claims.

Majestic has a limited amount of historical claims data for excess insurance policy losses.  Consequently, Majestic performs a ground-up analysis of the losses of (a) the self-insured groups that are managed by CRM CA, (b) the groups that were formerly managed by CRM CA and CRM, and (c) other self-insured entities, all of which are insured by Majestic in excess of their self-insured retention, most commonly $500,000 per occurrence.  The expected ultimate impact on Majestic of these per-occurrence excess of loss contracts is based upon actual experience of the underlying self-insured groups and industry excess of loss factors which vary by state and hazard group.  In each case, gross losses were developed to ultimate and the portion of the losses expected to exceed each group’s self-insured retention was calculated.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

The estimate of Twin Bridges losses and loss adjustment expenses assumed from Majestic are based on the direct analyses of Majestic’s business taking into account Twin Bridges share of the losses based on the terms of applicable reinsurance agreements.

The loss reserve estimates are reviewed regularly and are adjusted as experience develops or new information becomes known. Such adjustments are included in the period in which they become known.

As a result of changes in estimate of insured events in prior years, loss reserves for the year ended December 31, 2009 increased by $5.8 million, primarily as a result of development in the primary insurance policy business.  Majestic experienced unfavorable loss reserve development as a result of loss cost trends in its primary business in California and New Jersey, predominantly in accident year 2008.  As a result, Twin Bridges also experienced unfavorable loss reserve development on primary policy business assumed from Majestic.  Twin Bridges’ unfavorable loss reserve development on primary policies was offset by favorable loss reserve development under excess policy business assumed from Majestic where accident years 2008 and 2006 continue to develop better than industry excess of loss factors initially projected.

As a result of changes in estimate of insured events in prior years, loss reserves for the year ended December 31, 2008 decreased by $5.6 million, of which $3.6 million was attributable to the primary insurance segment and $2.0 million was attributable to the reinsurance segment.  Majestic experienced favorable loss development as a result of favorable loss cost trends in its primary and excess policy business in California, predominantly in accident years 2006 and 2007.  Consequently, Twin Bridges also experienced favorable loss reserve development on both primary and excess policy business assumed from Majestic.

As a result of changes in estimate of insured events in prior years, loss reserves for the year ended December 31, 2007 decreased by $7.7 million, of which $5.0 million was attributable to the primary insurance segment and $2.7 million was attributable to the reinsurance segment.  Majestic experienced favorable loss development as a result of favorable loss cost trends in its primary business in California, predominantly in accident year 2006.  Twin Bridges also experienced favorable loss reserve development on its assumed excess policy business, primarily from accident years 2005 and 2006 in which actual results were better than industry excess of loss factors initially projected.

Note 11.                      Insurance Activity

The Company’s consolidated financial statements reflect the effects of direct insurance and assumed and ceded reinsurance activity. The activities of Majestic are included in the primary insurance segment, and the activities of Twin Bridges are included in the reinsurance segment. All inter-company transactions are eliminated upon consolidation.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

A summary of direct insurance and ceded and assumed reinsurance transactions in the affected segment is as follows:

	Year ended December 31, 2009
	Primary Insurance Segment	Reinsurance Segment	Eliminations	Consolidated
	(Dollars in thousands)

Written premiums
Direct	$153,465	$6	$-	$153,471
Assumed	2,186	10,627	(10,627)	2,186
Ceded	(82,987)	-	10,627	(72,360)
Net written premiums	$72,664	$10,633	$-	$83,297

Earned premiums
Direct	$153,312	$95	$-	$153,407
Assumed	2,186	10,032	(10,032)	2,186
Ceded	(85,101)	-	10,032	(75,069)
Net earned premiums	$70,397	$10,127	$-	$80,524

Losses and loss adjustment expenses
Direct	$159,524	$(30)	$-	$159,494
Assumed	1,472	7,947	(10,032)	(613)
Ceded	(87,259)	-	10,032	(77,227)
Net losses and loss adjustment expenses	$73,737	$7,917	$-	$81,654

	Year ended December 31, 2008
	Primary Insurance Segment	Reinsurance Segment	Eliminations	Consolidated
	(Dollars in thousands)

Written premiums
Direct	$171,407	$179	$-	$171,586
Assumed	279	27,660	(27,660)	279
Ceded	(74,652)	-	27,660	(46,992)
Net written premiums	$97,034	$27,839	$-	$124,873

Earned premiums
Direct	$164,447	$220	$-	$164,667
Assumed	279	28,406	(28,406)	279
Ceded	(71,389)	(21)	28,406	(43,004)
Net earned premiums	$93,337	$28,605	$-	$121,942

Losses and loss adjustment expenses
Direct	$115,902	$90	$-	$115,992
Assumed	143	17,100	(17,175)	68
Ceded	(47,719)	(10)	17,175	(30,554)
Net losses and loss adjustment expenses	$68,326	$17,180	$-	$85,506

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

	Year ended December 31, 2007
	Primary Insurance Segment	Reinsurance Segment	Eliminations	Consolidated
	(Dollars in thousands)

Written premiums
Direct	$165,662	$382	$-	$166,044
Assumed	240	25,111	(25,111)	240
Ceded	(72,389)	(100)	25,111	(47,378)
Net written premiums	$93,513	$25,393	$-	$118,906

Earned premiums
Direct	$167,675	$250	$-	$167,925
Assumed	240	25,111	(25,111)	240
Ceded	(76,354)	(79)	25,111	(51,322)
Net earned premiums	$91,561	$25,282	$-	$116,843

Losses and loss adjustment expenses
Direct	$87,231	$273	$-	$87,504
Assumed	48	6,509	(6,578)	(21)
Ceded	(29,901)	(85)	6,578	(23,408)
Net losses and loss adjustment expenses	$57,378	$6,697	$-	$64,075

Primary Insurance Segment

Majestic’s direct earned premiums consist of the expired portion of annual premiums accepted for primary policies issued to individual insured businesses and excess policies issued to self-insured groups or self-insured individual enterprises.  Excluding the effects of the Novation Agreement as discussed below, primary insurance policies comprise over 90% of net earned premium for the years ended December 31, 2009, 2008 and 2007.

Geographically, Majestic’s net earned premiums were:

	Years ended December 31,
	2009	2008	2007
	(Dollars in thousands)

California	$44,961	$55,947	$71,392
New York/New Jersey	22,341	33,607	15,679
Others	3,095	3,783	4,490
Net earned premiums	$70,397	$93,337	$91,561

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

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

In 2007, Majestic completed an assignment, assumption and novation agreement (“Novation Agreement”) with NY Marine & General.  Under the terms of the Novation Agreement, Majestic was substituted as the “fronting” company for almost all of the excess policies previously issued by NY Marine & General to certain of the self-insured groups managed by CRM CA and formerly managed by CRM.  NY Marine & General transferred and assigned to Majestic all of its respective rights, duties and obligations under the excess workers’ compensation policies issued to certain self-insured groups during the policy years 2003 through 2006.  In connection with this, NY Marine & General also transferred and assigned its rights, duties and obligations to Majestic under two quota share reinsurance treaties between NY Marine & General and Twin Bridges.  Terms of the reinsurance agreements between NY Marine & General and Twin Bridges are described below with respect to the reinsurance segment.  The Company has also guaranteed the performance of its subsidiaries in connection with this transaction.  For the layers of coverage outside the Twin Bridges reinsurance agreements, NY Marine & General obtained consent agreements from each of its other reinsurers naming Majestic as an insured party on the reinsurance agreements.

The effect of the Novation Agreement on the results of operations for the years ended December 31, 2009, 2008 and 2007 was:

	Years ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Net premiums written	$—	$62	$10,690
Net premiums earned	—	62	10,690
Losses and loss adjustment expenses	(463)	(527)	7,050
Premium taxes	—	(56)	118
Income before tax	$463	$645	$3,522

Majestic recorded favorable development on novated policies for the years ended December 31, 2009, 2008 and 2007 of $0.5 million, $0.5 million and $1.4 million, respectively.

Majestic purchases excess of loss and quota share reinsurance from third party reinsurers and affiliates to reduce its maximum potential loss on individual risks and to protect against possible catastrophes.  Reinsurance does not legally discharge the ceding insurer from primary liability for the full amount due under the reinsured policies.  However, the assuming reinsurer is fully obligated to indemnify the ceding company to the extent of the coverage ceded.

As of December 31, 2009 and 2008, the third party reinsurers representing the largest balances of the Majestic’s reinsurance recoverable were as follows:

	As of December 31, 2009
	Unpaid Losses	Paid Losses	Prepaid Reinsurance	Total Reinsurance Recoverable
	(Dollars in thousands)

Max Re Ltd - Bermuda	$40,229	$3,737	$1,250	$45,216
Hannover RK-NS	24,493	625	421	25,539
Axis Specialty Ltd – Bermuda	8,398	—	1,663	10,061
Lloyd’s – Syndicate #2003 Through Catlin	8,950	373	176	9,499
Hannover Re Ltd - Bermuda	6,235	142	—	6,377
Others	23,277	1,759	2,039	27,075
	$111,582	$6,636	$5,549	$123,767

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

	As of December 31, 2008
	Unpaid Losses	Paid Losses	Prepaid Reinsurance	Total Reinsurance Recoverable
	(Dollars in thousands)

Max Re Ltd – Bermuda	$22,261	$1,779	$4,564	$28,604
Hannover RK-NS	12,057	68	459	12,584
Hannover Re – Bermuda	7,069	76	4	7,149
Dorinco Reinsurance Company	3,236	21	47	3,304
Lloyd’s – Syndicate #2003 Through Catlin	2,349	—	302	2,651
Others	8,530	706	273	9,508
	$55,502	$2,650	$5,649	$63,801

At December 31, 2009 and 2008, the Majestic held collateral under related reinsurance agreements in the form of letters of credit totaling $21.0 million that may be drawn against amounts remaining unpaid for more than 120 days.  At December 31, 2009 and 2008, no amounts were drawn under the letters of credit.

Reinsurance Segment

Twin Bridges assumed earned premiums consist of the expired portion of annual premiums accepted from Majestic for quota share reinsurance policies and excess of loss reinsurance policies.  Assumed quota share reinsurance policies comprised over 90% of Twin Bridges assumed earned premiums for the years ended December 31, 2009, 2008 and 2007.

Twin Bridges is required to provide Majestic with security for all reinsurance agreements.  As of December 31, 2009 and 2008, Majestic held $35.0 million and $29.6 million of cash as collateral for reinsurance agreements with Twin Bridges.  For the excess policies not insured by Majestic, Twin Bridges is required to provide certain collateral to secure its obligations with third parties.  Letters of credit totaling $0.8 million as of December 31, 2009 and 2008 were issued under letter of credit facilities to secure reserves assumed under third party quota share reinsurance agreements.  These letters of credit were secured by cash and investments pursuant to a secured letter of credit facility.

Twin Bridges issued two direct excess policies to self-insured individual enterprises.  Twin Bridges purchased facultative reinsurance to reduce its maximum potential loss on these individual risks and to protect against possible catastrophes.

Note 12.                      Credit Facilities

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

Majestic has the following letters of credit outstanding under the Comerica Credit Facility:

•	$21.0 million to the California Department of Insurance with respect to its unauthorized reinsurers;

•	$15.5 million to the United States Department of Labor with respect to USL&H policies;

•	$1.5 million for lease obligations under its lease for San Francisco office space;

•	$6.0 million for lease obligations related to its integrated policy administration software; and

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

•	$1.0 million to the State of California Self Insurance Plans for an excess workers’ compensation insurance policy issued to former members of a self-insured group previously managed by CRM CA.

The letters of credit for the benefit of the United States Department of Labor, the San Francisco office space, the integrated policy administration system and special excess workers’ compensation policy are secured by a combination of cash and the investments that are on deposit. The letter of credit for the benefit of the California Department of Insurance is secured by a third party letter of credit of $21.0 million with an unaffiliated reinsurer. There were no amounts drawn against the letters of credit at December 31, 2009 and 2008.

The Comerica Credit Facility has various financial covenants which require Majestic to maintain a minimum statutory net surplus of no less than $21.0 million and maintain an A.M. Best rating of at least B++.  Failure to meet one or more of these covenants could result in an event of default, which ultimately could terminate the facility. Majestic believes it was in compliance with all of the covenants under the Comerica Credit Facility at December 31, 2009.

Under Twin Bridges reinsurance agreements, Twin Bridges is required to provide security for any unpaid liabilities under those agreements.  Twin Bridges has an informal secured letter of credit arrangement with Smith Barney Citigroup to obtain collateralized letters of credit.  See Note 5 and Note 11 for balances of letters of credit issued pursuant to Twin Bridges credit facilities.

Note 13.                      Long-Term Debt

In connection with the financing of the acquisition of Embarcadero on November 14, 2006, CRM USA Holdings issued $36.1 million of Junior Debt in exchange for $35.0 million in aggregate proceeds from the sale of Trust capital securities and $1.1 million of Trust common securities as described in Note 1.  The Junior Debt matures December 15, 2036 at which time the entire principal is due and bears interest at an annual fixed rate of 8.65% until December 15, 2011.  After such date, the interest rate will adjust quarterly at a fixed spread of 3.65% above 3-month LIBOR per annum.  The payments of all amounts due on the Junior Debt are guaranteed by the Company.  This guarantee will remain in place until the full redemption of the Junior Debt.

CRM USA Holdings has the option to defer payment of interest on its Junior Debt for up to twenty consecutive quarterly periods.  CRM USA Holdings elected this option for its quarterly interest payment due December 15, 2009.  Accrued interest payable on Junior Debt, includes $0.8 million of deferred payments and is included in other liabilities in the consolidated balance sheet at December 31, 2009.

In connection with the private placement of Junior Debt, CRM USA Holdings incurred approximately $1.2 million of issuance costs which have been capitalized and included in other assets.  These costs are being amortized using the straight-line method over the respective term of the related Junior Debt.

Embarcadero holds an $8.0 million floating rate senior debt obligation (“Senior Debt”).  The Senior Debt matures May 23, 2033 at which time the entire principal is due and bears interest at a floating rate of 4.2% over 3-month LIBOR per annum.  The interest rate may not exceed 12.5% commencing on May 22, 2008 through the maturity of the Senior Debt.  Interest is payable on a quarterly basis and the Senior Debt may be called solely at Embarcadero’s option.

The Company’s long-term debt obligations contain various administrative, reporting, legal and financial covenants.  Non-compliance with these covenants, which include (1) Majestic maintaining an A.M. Best rating of B- or better, and (2) Majestic’s must renew more than 51% of its net premiums written during any twelve month period, could cause the long-term debt obligations to become immediately due and payable.  The Company believes it was in compliance with all covenants at December 31, 2009.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

As of December 31, 2009, the Company’s long term debt is as follows:

	As of December 31, 2009
	Weighted Average Interest Rate	Maturity	2009	2008
			(Dollars in thousands)

Junior subordinated debt obligation	8.65%	2036	$36,083	$36,083
Senior debt obligation	5.19%	2033	8,000	8,000
			$44,083	$44,083

Note 14.                       Income Taxes

The components of (loss) income from continuing operations before income taxes were as follows:

	Years ended December 31,
	2009	2008	2007
	(Dollars in thousands)

United States	$(37,520)	$(2,803)	$4,890
Bermuda	(3,278)	2,889	14,131

Total (loss) income from continuing operations before income taxes	$(40,798)	$86	$19,021

The significant components of the consolidated provision (benefit) for income taxes were as follows:

	Years ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Current income tax (benefit) provision from continuing operations	$(4,731)	$(1,060)	$3,041
Deferred tax benefit from continuing operations	(7,743)	(877)	(2,062)
Valuation allowance on deferred tax asset from continuing operations	16,660	—	—
Tax provision (benefit) from continuing operations	4,186	(1,937)	979

Current income tax (benefit) provision from discontinued operations	(143)	(1,806)	822
Deferred tax benefit from discontinued operations	(261)	(35)	(189)
Valuation allowance on deferred tax asset from discontinued operations	447	—	—
Tax provision (benefit) from discontinued operations	43	(1,841)	633

Total income tax provision (benefit)	$4,229	$(3,778)	$1,612

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

The income tax provision (benefit) from continuing operations differs from the amount computed by applying the U.S. Federal income tax rate of 35% to income before taxes as a result of the following:

	Years ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Theoretical Federal income tax from continuing operations at statutory rate of 35%	$(14,279)	$30	$6,657
Valuation allowance	16,660	—	—
Tax-free Bermuda-domiciled loss (income)	1,147	(1,011)	(4,946)
Goodwill impairment	931	—	—
Tax-exempt investment income	(775)	(1,097)	(951)
Share-based compensation	457	230	23
Other	45	(89)	196
Income tax provision (benefit) from continuing operations	$4,186	$(1,937)	$979

The net deferred tax asset comprises the tax effects of temporary differences related to the following assets and liabilities:

	December 31,
	2009	2008
	(Dollars in thousands)
Deferred income tax assets:
Reserves for losses and loss adjustment expenses	$7,166	$6,662
Net operating loss carryforward	5,392	—
Unearned premiums	1,704	2,270
Compensation and employee benefits	1,464	647
Accrued expenses	822	258
Bad debt reserves	682	322
Other-than-temporary impairment – investment securities, available-for-sale	311	300
Other	469	298
Gross deferred income tax assets	18,010	10,757

Deferred income tax liabilities:
Net unrealized gains – investment securities, available for sale	390	1,683
Deferred policy acquisition costs	463	1,077
Other	50	188
Gross deferred income tax liabilities	903	2,948

Valuation allowance	17,107	—

Net deferred tax assets	$—	$7,809

The Company evaluated its net deferred tax asset for recoverability and considered the relative impact of negative and positive evidence, including historical profitability and projections of future taxable income within the foreseeable future.  In evaluating the need for a valuation allowance, the Company estimated future taxable income based on business plans and ongoing tax planning strategies.  This process involved significant management judgment about assumptions that are subject to change from period to period as a result of changes in tax laws or in the Company’s projected operating performance, compared to actual results, and other factors.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

Based on the accounting guidance, the Company’s assumptions are limited to business strategies which it can control.  Given these limitations, the Company concluded that estimated future taxable income and certain tax planning strategies no longer constituted sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets would be realizable in the foreseeable future.  Consequently, the Company recorded a net deferred tax valuation allowance of $17.1 million during the year ended December 31, 2009.

CRM USA Holdings and its subsidiaries file federal income tax returns and income tax returns in various state jurisdictions in the United States. At December 31, 2009, CRM USA Holdings had $15.4 million of federal net operating loss carryforwards which expire in 2029. Tax years 2005 through 2008 and 2004 through 2008 are subject to examination by federal and state tax authorities, respectively. Tax years 2006 and 2007 are currently being examined by the Internal Revenue Service (“IRS”). It is possible that the IRS audit may result in additional payment.

The Company has analyzed its filing positions in the U.S. federal and state jurisdictions where it is required to file tax returns, as well as the open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

In accordance with its accounting policy, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The Company did not incur any income tax related interest income, interest expense or penalties for the years December 31, 2009, 2008 and 2007.

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

During the first quarter of 2007, 395 thousand Class B shares were converted into common shares in connection with the registration and sale of Mr. Rakoff’s shares as prescribed by his 2006 separation agreement.

Note 16.                      Commitments

The Company leases office space, office equipment and its integrated policy administration software system under various operating lease agreements.  Some of the office space leases contain rent adjustment provisions to compensate the lessor for increases in operating costs.  Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease term. Rent expense from continuing operations under these operating leases was approximately $3.7 million, $3.3 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Certain of the Company’s lease agreements contain various administrative, reporting, legal and financial covenants.  Non-compliance with these covenants, one of which is for no material adverse changes to the Company’s financial condition, may cause the remaining payments under the lease agreements to become immediately due.  The Company notified the lessor of its operating loss for the year ended December 31, 2009, received assurance that the remaining lease payments were not immediately due and therefore believes it was in compliance with all lease agreement covenants at December 31, 2009.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

In June 2008, the Company entered into a settlement agreement for litigation commenced by Cornerstone Program Management & Insurance Services (“Cornerstone”), the former general agent for CAP, a self-insured group administered by CRM CA.  Under the settlement agreement, CRM CA agreed to contribute towards CAP’s September 2006 settlement with Cornerstone, five annual payments of $0.4 million, the first of which was paid on July 1, 2009.  The Company recorded the present value of the Cornerstone settlement using an interest rate of 8.65%, which approximated the fair value of the liability on the settlement date.  At December 31, 2009 and 2008, $1.4 million and $1.6 million, respectively, related to the Cornerstone settlement are included in other liabilities in the consolidated balance sheets.

Total minimum future payments under the operating leases and the litigation settlement described above and the separation agreements between the Company and its former Co-Chief Executive Officers are as follows:

	(Dollars in thousands)
As of December 31,	Operating Leases	Litigation	Severance	Total

2010	$5,317	$400	$3,851	$9,568
2011	4,415	400	327	5,142
2012	3,714	400	7	4,121
2013	3,082	400	—	3,482
2014	3,130	—	—	3,130
Thereafter	18,926	—	—	18,926
Total	$38,584	$1,600	$4,185	$44,369

Majestic purchased annuities from life insurers under which certain claimants under Majestic insurance policies are payees.  Majestic has incurred cumulative annuity premiums of $9.2 million representing the present value of future payments over the term of the various claims.  The expected cost to settle these claims is $31.8 million as of December 31, 2009.  Majestic has a contingent liability of $31.8 million should the issuers of these annuities fail to perform under the terms of the annuities.

Note 17.                      Employee Benefit Plans

The Company’s subsidiaries sponsor defined contribution plans for substantially all U.S. employees under which a portion of employee contributions are matched.  The Company’s subsidiaries contributed $0.8 million, $0.8 million and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 18.                      Share-Based Compensation

2005 Long-Term Incentive Plan

The Company has adopted the 2005 Long-Term Incentive Plan that provides for grants of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights, performance awards, restricted share units, phantom shares and other share based awards to the Company’s executives, directors and key employees.  Under the Plan, 1.5 million common shares are authorized for issuance.  To date, the Company has only granted restricted shares under the plan.  At December 31, 2009, 586 thousand shares are available for future awards or grants.  Restricted stock issued under the plan has terms set by the compensation committee, and is subject to certain restrictions relating to, among other things, vesting and forfeiture in the event of termination of employment.  The restricted shares generally vest in three equal installments over a three year period from when they are granted.  The fair value of the shares awarded is calculated using the market price one day prior to the date of grant.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

At December 31, 2009, there was $0.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 0.8 years.  The Company recorded share-based compensation expense from continuing operations under the 2005 Long-Term Incentive Plan of $0.9 million (net of $0.4 million of income tax benefits), $1.0 million (net of $0.4 million of income tax benefits) and $0.8 million (net of $0.4 million of income tax benefits) during the years ended December 31, 2009, 2008 and 2007, respectively.  Awards of restricted stock had no effect on cash flows for the years ended December 31, 2009, 2008 and 2007.

Following is a summary of non-vested shares as of December 31, 2009 and changes during the year:

	Shares	Weighted Average Grant Date Fair Value

Balance, December 31, 2008	379,946	$6.98
Granted during the period	284,089	1.10
Vested during the period	(236,040)	7.45
Forfeited during the period	(4,690)	7.65
Balance, December 31, 2009	423,305	$2.76

Employee Stock Purchase Plan

Shareholders approved the Company’s 2007 Employee Stock Purchase Plan (the “Plan”) at the Company’s Annual General Meeting of Shareholders held on May 2, 2007.  Under the Plan, 200 thousand shares are authorized for issuance.  The Plan is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code and provides the Company’s employees with an opportunity to purchase the Company’s common shares through accumulated payroll deductions at a discounted purchase price.  The Plan provides for three month offering and purchase periods, and participants are able to purchase shares at 85% of the lower of the closing price of the Company’s common shares on the first or last day of the three month purchase period.

Compensation cost is recognized for each three month period and is based on the fair value of shares at the purchase date, less the price the participant pays for the shares.

On July 1, 2009, the Company suspended the Plan.  Employees of the Company purchased substantially all of the remaining shares authorized for issuance under the Plan during the quarterly offering period ended June 30, 2009.  During the year ended December 31, 2009, 114 thousand shares were purchased under the plan.

Note 19.                      Related Parties

The Company conducts business with Hickey Finn and Company, Inc. (Hickey-Finn), an insurance broker whose owners include Daniel G. Hickey, Sr., one of our directors, an existing shareholder and the father of Daniel G. Hickey, Jr., who served as our chief executive officer and chairman of the Board until March 13, 2009.  David M. Birsner, another of our directors and an existing shareholder, is also an employee of Hickey-Finn.

Currently, the Company pays Hickey-Finn broker fees for primary insurance business placed with Majestic.  In addition, the Company leased office space during 2007 and purchases certain bonds and liability coverage from Hickey-Finn.  Amounts related to these transactions are not material to the consolidated financial statements.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

Note 20.                      Contingencies

Regulatory Proceedings

NY Attorney General Investigation

In March 2008, CRM was advised that the NY Attorney General had commenced an investigation of CRM and had issued a subpoena for documents related to CRM’s administration of the Healthcare Industry Trust of New York (HITNY). Subsequent NY Attorney General inquiries and requests for documents indicated a focus on the Company’s initial public offering in December 2005, and in August 2009, the Company was advised that the NY Attorney General would seek testimony of six current or former directors and officers of the Company and CRM. Thereafter, in December 2009, the Company received a “Notice of Imminent Enforcement Action” from the NY Attorney General. According to the Notice, the NY Attorney General stated that it intends to file civil claims against the Company, certain of our subsidiaries, and certain directors and officers to seek redress of allegedly unlawful practices, unless an acceptable settlement can be reached. The NY Attorney General has alleged that the Company and the other named parties engaged in fraudulent practices in connection with CRM’s administration and marketing of workers’ compensation group self-insurance trusts in New York and in connection with the Company’s initial public offering completed in December 2005. These practices are alleged to have violated New York’s Executive Law and Martin Act. The NY Attorney General intends to seek injunctive relief, restitution, damages, penalties, and costs.

The Company has cooperated fully with the NY Attorney General’s investigation. To our knowledge, the NY Attorney General has not commenced a lawsuit against the Company, our subsidiaries or any of our current or former directors or officers. The Company cannot currently predict when the NY Attorney General will conclude its investigation, commence a lawsuit, what, if any, action may be taken by the NY Attorney General, or the effect any such action may have on our business reputation, results of operations, financial condition or cash flows.

New York State Department Insurance Inquiry

In June 2008, Majestic received a “Call for Special Report and Documents Pursuant to Section 308 of the Insurance Law” from the New York State Insurance Department. Among other items, the New York State Insurance Department requested information related to Majestic’s loss reserving practices and Majestic’s providing insurance to former members of the self-insured groups previously managed by CRM as insureds of Majestic. In September 2009, Majestic received a further request from the New York State Insurance Department requesting information related to CRM’s acquisition of Majestic and additional information related to Majestic’s issuance of workers’ compensation policies in New York, including policies issued to previous members of the self-insured groups managed by CRM. Majestic is cooperating fully with the New York State Insurance Department. To the Company’s knowledge, the New York State Insurance Department has not initiated any proceedings against Majestic. The Company cannot currently predict when the New York State Insurance Department will conclude its review, what, if any, actions may be taken by the New York State Insurance Department, or the effect any such action may have on the Company’s results of operations, reputation, financial condition, or cash flows.

New York State Workers’ Compensation Board Inspector General Investigation

On or about January 9, 2009, Majestic’s underwriting department received a subpoena from the New York State Workers Compensation Board Office of the Fraud Inspector General. The subpoena requested production of various documents related to the issuance of excess workers’ compensation and general liability policies by Majestic to the Elite Contractors Trust of New York. On May 8, 2009, CRM Holdings and Twin Bridges received a subpoena from the New York State Workers’ Compensation Board Office of Fraud Inspector General. The subpoena requested documents related to quota share agreements and a novation agreement among Twin Bridges, NY Marine and General and Majestic. The subpoenas were captioned In the Matter of Compensation Risk Managers, LLC and were assigned Inspector General Case No. 38839. To our knowledge, the Inspector General has not commenced any action against CRM or any of its affiliates. The Company cannot currently predict when the New York State Workers’ Compensation Board Office of Fraud Inspector General will conclude its review, what, if any, action may be taken by the Office of Fraud Inspector General, or the effect any such action may have on the Company’s business reputation, results of operations, financial condition or cash flows.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

Pending Litigation

The Company is involved in several pending litigation matters as described below. The Company intends to vigorously defend each of these matters and any claims that may be later asserted. Each of these matters is in a preliminary stage, and the Company cannot estimate what impact, if any, the litigation may have on its business reputation, results of operations, financial condition or cash flows; however, if any of these matters is decided adversely to the Company, it may result in a material adverse effect on its business, results of operations, financial conditions and cash flows.

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

In response to this letter, CRM filed an action on October 3, 2008 in the New York State Supreme Court, Dutchess County, against the New York State Workers’ Compensation Board and the eight self-insured groups, namely the Healthcare Industry Trust of New York, Elite Contractors Trust of New York, Wholesale and Retail Workers’ Compensation Trust of New York, Trade Industry Workers Compensation Trust for Manufacturers, Real Estate Management Trust of New York, Transportation Industry Workers Compensation Trust, Public Entity Trust of New York and the New York State Association of Cemeteries Trust. Through this action, CRM is seeking a declaratory judgment that CRM did not breach any duty to the eight self-insured groups and did not engage in any self-dealing or deceptive practices. CRM is not currently seeking any monetary damages from the eight self-insured groups, their respective boards of trustees or the WCB.

On May 18, 2009, the New York State Workers’ Compensation Board filed a motion to dismiss CRM’s complaint, which CRM opposed. On October 18, 2009, the court granted the New York State Workers’ Compensation Board’s motion and dismissed CRM’s complaint. CRM is deciding whether to appeal the court’s decision.

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

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

In March 2009, CRM and the current and former officers and directors of CRM named in the complaint filed a motion to dismiss or, in the alternative, to consolidate the action in New York State Supreme Court, Dutchess County, with the declaratory judgment action described above. The court granted CRM’s motion to dismiss in August 2009, and dismissed the plaintiffs’ complaint against CRM and the current or former officers and directors named in the complaint, with leave to the plaintiffs to file an amended complaint within 30 days.

In November 2009, the plaintiffs served an amended complaint which seeks damages, in an undetermined amount, from CRM arising from allegations that CRM breached its fiduciary duties to the plaintiffs. The plaintiffs are seeking to bring the claim derivatively on behalf of WRWCTNY. The amended complaint does not name any current or former officer or director of CRM. On December 11, 2009, CRM filed a motion to dismiss the plaintiffs’ amended complaint. The motion is currently pending before the court.

Erie County New York Trust Class Action Cases

FS Kids LLC, et al. v. Compensation Risk Managers, LLC. On November 24, 2008, FS Kids, LLC, Mask Foods, Inc., Valu Home Centers, Inc., KBLM Foods, Inc., KDJB Foods, Inc., Gaige & Son Grocery, Inc., TJ’s Market, Inc., BB&T Supermarkets Inc., BNR-Larson, LLC, and Gift Express of New York, Inc., all of which were former members of WRWCTNY, on their own behalf and on behalf of all others similarly situated, sued CRM in New York Supreme Court, Erie County. On August 26, 2009, the plaintiffs filed an amended complaint seeking class action certification and alleging that CRM: (1) breached its contract with WRWCTNY; (2) breached its duty of good faith and fair dealing owed to WRWCTNY; (3) breached its fiduciary duties owed to WRWCTNY; (4) was negligent in administering WRWCTNY; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages arising from the plaintiffs’ joint and several liability for the deficit of WRWCTNY which, as of September 30, 2007, was estimated at $19 million, and from any unpaid claims of the plaintiffs’ injured employees in an amount presently undetermined. On September 14, 2009, CRM filed a motion to dismiss the plaintiffs’ amended complaint. CRM’s motion to dismiss was denied by the court on March 11, 2010. CRM’s answer to the plaintiffs’ complaint will be due following entry of the court’s decision and the matter will proceed to discovery.  CRM may also seek to renew and/or reargue its motion to dismiss on the grounds that the record before the Court did not contain the lawsuit filed by the New York State Workers’ Compensation Board on December 8, 2009 in New York State Supreme Court, Albany County.

Armstrong Brands, Inc., et al. v. Compensation Risk Managers, LLC. On March 6, 2009, Armstrong Brands, Inc., Metal Cladding, Inc., TREK, Inc., Petri Baking Products, Inc., Time Cap Laboratories, Inc., Custom Coatings, Inc., GPM Associates, LLC, d/b/a Forbes Products, PJR Industries, Inc., d/b/a Southside Precast Products, Lakeshore Metals, Inc. Duro-Shed, Inc., Tooling Enterprises, Inc. Northeast Concrete Products, Inc., d/b/a Concrete Building Supply and Superior Steel Studs, Inc., all of which were former members of Trade Industry Trust Workers’ Compensation Trust for Manufacturers (the “Trade Trust”), on their own behalf and on behalf of all others similarly situated, sued CRM in New York State Supreme Court, Erie County. The lawsuit seeks class action certification and alleges that CRM: (1) breached its contract with the Trade Trust; (2) breached its duty of good faith and fair dealing owed to the Trade Trust; (3) breached its fiduciary duties owed to Trade Trust; (4) was negligent in administering the Trade Trust; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages (a) arising from the plaintiffs’ joint and several liability for the deficit of the Trade Trust which, as of December 31, 2006, was estimated at $4.9 million, (b) from any unpaid claims of the plaintiffs’ injured employees in an amount presently undetermined, (c) from potentially being liable for the costs of liquidation charged or to be charged by the WCB, and (d) from fees paid by the plaintiffs and the Trade Trust to CRM pursuant the service agreement between CRM and the Trade Trust. On August 17, 2009, CRM filed a motion to dismiss the plaintiffs’ complaint, and in response to CRM’s motion, on November 10, 2009, the plaintiffs filed an amended complaint alleging substantially the same claims and damages as contained in their original complaint. The plaintiffs have granted CRM an extension of time to respond to the amended complaint until 20 days after entry of the court’s decision on CRM’s motion to dismiss in the FS Kids LLC, et al. v. Compensation Risk Managers, LLC lawsuit.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

Arlen Senior Contracting of Central Islip, LLC, et al. v. Compensation Risk Managers, LLC. On August 18, 2009, Arlen Senior Contracting of Central Islip LLC, Anchor Building Maintenance Corp., Conifer Realty, LLC, Constanza Enterprises, Inc., Court Plaza Senior Apartments, L.P., John Wesley Village II, Midland Management, LLC, Niagara River World, Inc., Plattsburgh Airbase Redevelopment Corp., and Wen Management Corp., all of which were former members of the Real Estate Management Trust of New York (the “Real Estate Trust”), on their own behalf and on behalf of all others similarly situated, sued CRM in New York State Supreme Court, Erie County. The lawsuit seeks class action certification and alleges that CRM: (1) breached its contract with the Real Estate Trust; (2) breached its duty of good faith and fair dealing owed to the Real Estate Trust; (3) breached its fiduciary duties owed to the Real Estate Trust; (4) was negligent in administering the Real Estate Trust; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages (a) arising from the plaintiffs’ joint and several liability for the deficit of the Real Estate Trust which, as of December 31, 2006, was estimated at $1.6 million, (b) from any unpaid claims of the plaintiffs’ injured employees in an amount presently undetermined, (c) from potentially being liable for the costs of liquidation charged or to be charged by the WCB, and (d) from fees paid by the plaintiffs and the Real Estate Trust to CRM pursuant the service agreement between CRM and the Real Estate Trust. On October 20, 2009, CRM filed a motion to dismiss the plaintiffs’ complaint. CRM has granted plaintiffs an extension of time to respond to CRM’s motion to dismiss until 20 days after entry of the court’s decision on CRM’s motion to dismiss in the FS Kids LLC, et al. v. Compensation Risk Managers, LLC lawsuit.

70 Sheldon Inc., et al. v. Compensation Risk Managers, LLC. On August 20, 2009, 70 Sheldon, Inc., Advance Relocation Storage, Inc., All County Bus, LLC, Alpha Services of Westchester, Inc., A. T. & A. Trucking Corp., B. Pariso Transport, Inc., Carmen M. Pariso, Inc., Covered Wagon Train, Inc., Exclusive Ambulette Service, Inc. Ficel Transport, Inc., North Shore Ambulance and Oxygen Service, Inc., Rivlab Transportation Corp., Woodland Leasing Co., Inc., all of which were former members of the Transportation Industry Workers’ Compensation Trust (the “Transportation Trust”), on their own behalf and on behalf of all others similarly situated, sued CRM in New York State Supreme Court, Erie County. The lawsuit seeks class action certification and alleges that CRM: (1) breached its contract with the Transportation Trust; (2) breached its duty of good faith and fair dealing owed to the Transportation Trust; (3) breached its fiduciary duties owed to the Transportation Trust; (4) was negligent in administering the Transportation Trust; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages (a) arising from the plaintiffs’ joint and several liability for the deficit of the Transportation Trust which, as of December 31, 2006, was estimated at $6.1 million, (b) from any unpaid claims of the plaintiffs’ injured employees in an amount presently undetermined, (c) from potentially being liable for the costs of liquidation charged or to be charged by the WCB, and (d) from fees paid by the plaintiffs and the Transportation Trust to CRM pursuant the service agreement between CRM and the Transportation Trust. On October 20, 2009, CRM filed a motion to dismiss the plaintiffs’ complaint. CRM has granted plaintiffs an extension of time to respond to CRM’s motion to dismiss until 20 days after entry of the court’s decision on CRM’s motion to dismiss in the FS Kids LLC, et al. v. Compensation Risk Managers, LLC lawsuit.

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

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

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

On March 12, 2010, the plaintiffs filed an amended complaint which contains substantially the same allegations as the original complaint, but seeks to add additional claims, including: (i) the imposition of a constructive trust upon certain assets of CRM, its affiliated entities and two former director and officers; (ii) an accounting to determine the amount and location of any assets improperly obtained CRM, its affiliated entities and two former directors and officers; (iii) indemnification from CRM for amounts paid by plaintiffs; and (iv) an injunction pursuant to New York’s Debtor and Creditor Law restraining the disposition and appointing a receiver to take charge of the property of CRM Holdings and two former directors and officers and the setting aside of certain payments. The plaintiffs have granted CRM and its affiliates an unlimited extension of time to respond to the complaint, which may be revoked on 20 days notice.

Elite Contractors Trust of New York Claim

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

New York State Workers Compensation Board v. Compensation Risk Managers, LLC et al.

In December 2009, the New York State Workers’ Compensation Board commenced a lawsuit on its own behalf and in its capacity as successor in interest to seven of the eight workers’ compensation self-insured groups in New York previously managed by CRM. The New York State Workers’ Compensation Board’s lawsuit, brought in Supreme Court of the State of New York, Albany County, alleges that CRM, CRM Holdings, its subsidiaries and certain directors and officers breached fiduciary duties owed to the self-insured groups, breached contracts between CRM and the self-insured groups, breached duties of good faith and fair dealing owed to the self-insured groups, engaged in fraudulent activities in administering the self-insured groups, engaged in deceptive business practices and advertising, and were unjustly enriched. The complaint alleges that the New York Workers’ Compensation Board and the self-insured groups have suffered damages in an amount that is not currently ascertainable, but which is believed to exceed $405 million. To date, neither we nor any of our subsidiaries or directors or officers have been served with the lawsuit.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

Securities Claim Class Actions

On February 5, 2010, a class action lawsuit was filed in the United States District Court for the Southern District of New York on behalf of a class consisting of all persons or entities who purchased the securities of CRM Holdings between December 21, 2005 and November 5, 2008. The complaint was filed by Beverly L. Munter, individually and on behalf of all others similarly situated, and charges CRM Holdings and certain of our executive officers and directors with violations of federal securities laws. The complaint alleges that throughout the class period the defendants knew or recklessly disregarded that their public statements concerning CRM Holdings’ financial performance and prospects were materially false and misleading. Specifically, the defendants are alleged to have made false and/or misleading statements and/or failed to disclose: (1) that the defendants and their affiliates engaged in a fraudulent scheme and course of business to grow membership in eight self-insured groups previously administered by CRM, by charging premiums below commercial rates; (2) that the membership growth inflated gross trust revenues while reducing net paid premium income to the level that the assets of the self-insured groups would become insufficient to cover liabilities; (3) that, accordingly, the self-insured groups would fall below “fully funded” status; (4) that, as part of their fraudulent scheme and course of business to cover up the difference between assets and liabilities, the defendants and their affiliates disguised the true financial conditions of the self-insured groups by engaging in certain improprieties designed to result in minimal projected claims liability, including under-reserving individual claims and utilizing improper actuarial/accounting methods; (5) that the defendants and their affiliates provided the New York State Workers’ Compensation Board with materially false and/or misleading financial and actuarial reports for the self-insured groups which reflected artificially reduced liabilities; (6) that, as a result of the above, we were exposed to hundreds of millions of dollars in liabilities relating to the under-funding of the self-insured groups; (7) that we lacked adequate internal and financial controls; and (8) that, as a result of the above, our financial statements were materially false and misleading. The plaintiff seeks to recover damages on behalf of class members. To date, neither we nor any of the directors or officers has been served with the lawsuit.

Plastic Manufacturers Self Insurance Program Claim

In January 2010, CRM CA was contacted by an attorney representing the Plastic Manufacturers Self Insurance Program of California (PMSIP) threatening litigation against CRM CA should members of PMSIP commence an action against PMSIP or its Board of Trustees. PMSIP’s attorney advised CRM CA that certain members of PMSIP were questioning PMSIP’s administration as a result of a deficit and corresponding assessment and that PMSIP’s members were alleging “gross negligence” and negligent administration by CRM CA in the administration of PMSIP. Accordingly, to the extent any litigation or formal legal claim was commenced, PMSIP threatened to tender the defense and indemnification of any claim or action filed by any past or current PMSIP member arising out of CRM CA’s administration of PMSIP.  PMSIP alleges that the service agreement between PMSIP and CRM CA contained a contractual indemnity clause; however, CRM CA disagrees and intends to vigorously contest PMSIP’s claim and any subsequent litigation that may be brought by PMSIP or any of its members.

Contractors Access Program/CRM CA Settlement

In April 2005, Cornerstone Program Management & Insurance Services (Cornerstone), the former general agent for the Contractors Access Program (CAP), a self-insured group formerly managed by CRM CA, commenced litigation against CAP, CRM and CRM CA in a case entitled Rierden, et al v. Compensation Risk Managers, LLC, et al. On September 6, 2006, CRM, CRM CA and CAP entered into a Confidential Settlement and Mutual Release Agreement (the Settlement Agreement) with Cornerstone and its affiliates. All settlement payments due under the Settlement Agreement were paid and the litigation was dismissed on December 31, 2006. Thereafter, on June 5, 2008, CRM CA and CAP entered into an Amendment to the Contractors Access Program of California Service Agreement. Under this amendment, CRM CA agreed to pay $2.0 million to CAP in five approximately equal annual payments commencing on or about July 1, 2009. In consideration thereof, CAP agreed to assume the remaining amount of the award in connection with the Cornerstone Litigation and Settlement Agreement.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

In February 2010, CRM CA was contacted by an attorney representing CAP regarding the Cornerstone settlement and the Service Agreement amendment between CRM CA and CAP. CAP’s attorney asserted that it appears that CRM CA has a current outstanding obligation to CAP of approximately $4.0 million, [which was the sum paid by CAP to Cornerstone allegedly at the direction of CRM CA solely to serve the interests of CRM CA].  The attorney alleged that the repayment and amendment to the Service Agreement were not properly negotiated and that all payments or credits have not been made. Consequently, CAP demanded that, under the circumstances surrounding the litigation with Cornerstone and the terms of the repayment plan, CRM CA should immediately deposit $4.0 million with CAP, and if CRM CA fails to do so, a lawsuit may be commenced. CRM CA disagrees with CAP’s assertions and intends to vigorously contest CAP’s claim for $4.0 million and any subsequent litigation that may arise.

Guaranty Fund and Other Assessments

Majestic is subject to guaranty fund and other assessments by the states in which it writes business.  Accordingly, Majestic has accrued a liability for guaranty fund and other assessments of $12.8 million and $11.6 million at December 31, 2009 and 2008, respectively, and has recorded a related asset for policy surcharges of $1.9 and $2.2 million at December 31, 2009 and 2008, respectively.  These amounts represent management’s best estimate, based on information received from the states in which it writes business, and may change due to many factors including Majestic’s share of the ultimate cost of current insolvencies.  Most assessments are paid in the year following the year in which the premiums are written or the losses are paid.  Policy surcharges are generally collected in the year following the assessment.

Note 21.                     Statutory Requirements

Each U.S. domestic insurance company’s state of domicile imposes minimum risk-based capital requirements that were developed by the National Association of Insurance Commissioners (“NAIC”).  The formula for determining the amount of risk-based capital specifies various weighting factors that are applied to financial balances or levels of activity based on the perceived degree of risk.  Regulatory compliance is determined by a ratio of total adjusted capital and surplus to authorized risk-based capital, as defined by the NAIC.  Specific corrective action can result for companies below specific trigger points or with ratios that are classified within certain levels.  The NAIC provides authoritative guidance on current statutory accounting practices by promulgating a codified set of statutory accounting practices which the California Department of Insurance requires Majestic to follow.  Majestic exceeded the minimum risk-based capital requirements as of December 31, 2009 and 2008.

The following is a summary of Majestic’s statutory net income for the years ended December 31, 2009, 2008 and 2007 and the statutory capital and surplus as of December 31:

Majestic	2009	2008	2007
	(Dollars in thousands)
Statutory net (loss) income	$(13,298)	$3,379	$11,035
Statutory capital and surplus	$75,674	$101,598	$63,176

Under the California Insurance Code, Majestic may make dividend distributions in a given year without prior approval of the Insurance Commissioner up to a maximum amount equal to the greater of its statutory net income for the preceding year or 10% of insurer’s policyholders’ surplus at the end of the preceding year, less dividends made within the preceding twelve months.  In 2009, Majestic declared and paid dividends of $3.0 million to Embarcadero.  Majestic did not declare or pay any dividends for the years ended December 31, 2008 and 2007.  As part of its ongoing triennial examination by the California Department of Insurance, Majestic has agreed not to pay any dividends without the prior approval of the California Department of Insurance.

Under the Insurance Act 1978 of Bermuda and related regulations (the “Act”), Twin Bridges is required to prepare Statutory Financial Statements and to file a Statutory Financial Return.  The Act also requires Twin Bridges to meet certain minimum capital and surplus requirements.  Twin Bridges is required to maintain a minimum liquidity ratio, whereby the value of its relevant assets must be not less than 75% of its relevant liabilities.  Twin Bridges exceeded its minimum capital and surplus requirements and minimum liquidity ratio at December 31, 2009 and 2008.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

The following is a summary of Twin Bridges’ statutory net income for the years ended December 31, 2009, 2008 and 2007 and the statutory capital and surplus as of December 31:

Twin Bridges	2009	2008	2007
	(Dollars in thousands)
Statutory net income	$165	$5,478	$16,618
Statutory capital and surplus	$22,092	$28,027	$63,058

Under the Act, Twin Bridges is prohibited from reducing its total statutory capital or declaring or paying any dividends during the current or subsequent financial year if the declaration or payment of such dividends would cause it to fail to meet its solvency margin or minimum liquidity ratio.  In addition, Twin Bridges is prohibited from declaring or paying any dividends of more than 25% of its total statutory capital and surplus as set out in its previous years financial statements unless at least seven days before payment of the dividends, it files with the Bermuda Monetary Authority an affidavit that it will continue to meet its solvency margins.  Finally, Twin Bridges is prohibited, without prior approval from the Bermuda Monetary Authority, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, or from paying a dividend if there are reasonable grounds for believing that it is or would be unable to pay its liabilities as they become due, or if the realizable value of its assets would be less than its liabilities and shareholders’ equity.  For the years ended December 31, 2009, 2008 and 2007, Twin Bridges paid dividends and distributed capital in an aggregate amount of $6.0 million, $35.5 million and $2.0 million, respectively.

Note 22.                       Segment Information

The Company operates as four reportable segments, primary insurance, reinsurance, fee-based management services and corporate and other.

The Company evaluates each segment based on primary insurance premiums earned, reinsurance premiums earned, fees and commission income or investment income, as applicable, and expenses that are associated with, and directly related to each segment. The determination for the primary insurance, reinsurance and fee-based management services segments is based on the Company’s methodology for monitoring the performance of the primary insurance, reinsurance and self-insured group business operations. The corporate and other segment reflects investment income, selling, general and administrative expenses, investments, cash and cash equivalents and long-term debt that are not allocable to the three operating segments. Accounting policies of the segments are the same as those of the Company.

Premiums earned by the primary insurance segment for the years ended December 31, 2009, 2008 and 2007 includes $10.0 million, $28.4 million and $25.1 million, respectively, of earned premiums ceded to the reinsurance segment. Such ceded premiums reduce premiums earned in the primary insurance segment and increase premiums earned in the reinsurance segment. Ceding commission income reported in underwriting expenses of the primary insurance segment for the years ended December 31, 2009, 2008 and 2007 includes $2.5 million, $6.7 million and $2.9 million, respectively, of ceding commissions from the reinsurance segment. Such amounts are reflected in underwriting expenses of the reinsurance segment.

Investment income of the reinsurance segment for the years ended December 31, 2009, 2008 and 2007 includes $1.2 million, $1.0 million and $0.5 million, respectively, of interest income on funds withheld by the primary insurance segment. Such amounts are reflected in interest expenses of the primary insurance segment.

Income of the fee-based management services segment and underwriting expenses of the Primary Insurance segment for the years ended December 31, 2009, 2008 and 2007 included $0.5 million, $0.9 million and $1.5 million, respectively, of commissions paid by Majestic to CRM CA for excess policies placed with Majestic on behalf of the self-insured groups managed by CRM CA.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

The following table sets forth the Company’s revenues, expenses, (loss) income before income taxes and total assets from continuing operations by business segment. Total assets exclude $3.5 million, $4.0 million and $8.1 million of assets from discontinued operations at December 31, 2009, 2008 and 2007, respectively.

	Year ended December 31, 2009
	Primary Insurance	Reinsurance	Fee-Based Management Services	Corporate and Other	Eliminations	Total
	(Dollars in thousands)
Revenues
Net premiums earned	$70,396	$10,128	$—	$—	$—	$80,524
Management fees	—	—	5,128	—	(477)	4,651
Investment income	15,959	1,475	(17)	85	(1,216)	16,286
Total revenues	86,355	11,603	5,111	85	(1,693)	101,461

Expenses
Underwriting expenses	86,659	10,712	—	—	(477)	96,894
Operating expenses	19,831	876	5,018	15,842	—	41,567
Interest expense	1,474	—	—	3,540	(1,216)	3,798
Total expenses	107,964	11,588	5,018	19,382	(1,693)	142,259

(Loss) income from continuing operations before income taxes	$(21,609)	$15	$93	$(19,297)	$—	$(40,798)

Total assets	$486,790	$56,566	$4,086	$271,259	$(339,302)	$479,399

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

	Year ended December 31, 2008
	Primary Insurance	Reinsurance	Fee-Based Management Services	Corporate and Other	Eliminations	Total
	(Dollars in thousands)
Revenues
Net premiums earned	$93,337	$28,605	$—	$—	$—	$121,942
Management fees	—	—	8,216	—	(887)	7,329
Investment income	12,638	2,104	(6)	211	(1,047)	13,900
Total revenues	105,975	30,709	8,210	211	(1,934)	143,171

Expenses
Underwriting expenses	81,006	24,540	—	—	(887)	104,659
Operating expenses	19,074	1,023	7,842	6,769	—	34,708
Interest expense	1,047	—	—	3,718	(1,047)	3,718
Total expenses	101,127	25,563	7,842	10,487	(1,934)	143,085

Income (loss) from continuing operations before income taxes	$4,848	$5,146	$368	$(10,276)	$—	$86

Total assets	$434,473	$60,962	$4,807	$305,461	$(362,289)	$443,414

	Year ended December 31, 2007
	Primary Insurance	Reinsurance	Fee-Based Management Services	Corporate and Other	Eliminations	Total
	(Dollars in thousands)
Revenues
Net premiums earned	$91,560	$25,283	$—	$—	$—	$116,843
Management fees	—	—	10,340	—	(1,494)	8,846
Investment income	8,421	3,015	18	345	(520)	11,279
Total revenues	99,981	28,298	10,358	345	(2,014)	136,968

Expenses
Underwriting expenses	72,730	11,152	—	—	(1,494)	82,388
Operating expenses	10,483	1,030	8,516	11,631	—	31,660
Interest expense	520	—	—	3,899	(520)	3,899
Total expenses	83,733	12,182	8,516	15,530	(2,014)	117,947

Income (loss) from continuing operations before income taxes	$16,248	$16,116	$1,842	$(15,185)	$—	$19,021

Total assets	$326,756	$89,370	$2,076	$194,706	$(241,152)	$371,756

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

Note 23.                      Quarterly Data (Unaudited)

Summarized below are the unaudited quarterly financial data for 2009 and 2008.  Results from discontinued operations are segregated from continuing operations for all periods presented.

2009	Quarter Ended
	March 31	June 30	September 30	December 31
Revenues
Net premiums earned	$21,142	$22,567	$17,324	$19,491
Fee-based management services	1,674	1,061	902	1,014
Investment income	3,250	2,783	3,529	6,724
Total revenues	26,066	26,411	21,755	27,229

Expenses
Loss and loss adjustment expenses	17,085	17,804	17,193	29,572
Policy acquisition costs	3,906	4,070	3,663	3,601
Fees paid to general agents and brokers	681	504	412	342
Selling, general and administrative expenses (1)	14,884	6,738	6,880	11,126
Interest expense	900	886	952	1,060
Total expenses	37,456	30,002	29,100	45,701

Loss from continuing operations before income taxes	(11,390)	(3,591)	(7,345)	(18,472)
Tax (benefit) provision from continuing operations	(3,204)	(1,495)	8,313	572
Loss income from continuing operations	(8,186)	(2,096)	(15,658)	(19,044)

Discontinued Operations
Loss from discontinued operations before income taxes	(297)	(431)	(749)	(330)
Tax (benefit) provision from discontinued operations	(94)	(151)	594	(306)
Loss from discontinued operations	(203)	(280)	(1,343)	(24)

Net Loss	$(8,389)	$(2,376)	$(17,001)	$(19,068)

Loss per share from continuing operations
Basic	$(0.49)	$(0.12)	$(0.93)	$(1.13)
Diluted	$(0.49)	$(0.12)	$(0.93)	$(1.13)
Loss per share from discontinued operations
Basic	$(0.01)	$(0.02)	$(0.08)	$0.00
Diluted	$(0.01)	$(0.02)	$(0.08)	$0.00
Loss per share
Basic	$(0.50)	$(0.14)	$(1.01)	$(1.13)
Diluted	$(0.50)	$(0.14)	$(1.01)	$(1.13)
Weighted average shares outstanding:
Basic	16,618	16,775	16,853	16,868
Diluted	16,618	16,775	16,853	16,868

(1)  Includes $5.3 million related to severance expense in the quarter ended March 31, 2009 and $2.7 million related to goodwill impairment in the quarter ended December 31, 2009.

CRM Holdings, Ltd.
Notes to Consolidated Financial Statements – (Continued)

2008	Quarter Ended
	March 31	June 30	September 30	December 31
Revenues
Net premiums earned	$32,351	$41,185	$24,504	$23,902
Fee-based management services	1,874	1,917	1,806	1,732
Investment income	1,644	4,706	2,922	4,628
Total revenues	35,869	47,808	29,232	30,262

Expenses
Losses and loss adjustment expenses	14,682	26,706	19,841	24,277
Policy acquisition costs	4,633	6,635	3,935	3,950
Fees paid to general agents and brokers	749	2,190	534	510
Selling, general and administrative expenses...	8,110	4,804	9,275	8,536
Interest expense	952	924	922	920
Total expenses	29,126	41,259	34,507	38,193

(Loss) income from continuing operations before income taxes	6,743	6,549	(5,275)	(7,931)
Tax (benefit) provision from continuing operations	183	1,916	(2,352)	(1,684)
(Loss) income from continuing operations	6,560	4,633	(2,923)	(6,247)

Discontinued Operations
(Loss) income from discontinued operations before income taxes	(2,423)	(2,278)	(1,307)	648
Tax (benefit) provision from discontinued operations	(838)	(695)	(464)	156
(Loss) income from discontinued operations	(1,585)	(1,583)	(843)	492

Net (Loss) Income	$4,975	$3,050	$(3,766)	$(5,755)

(Loss) earnings per share from continuing operations
Basic	$0.40	$0.28	$(0.18)	$(0.38)
Diluted	$0.40	$0.28	$(0.18)	$(0.38)
(Loss) earnings per share from discontinued operations
Basic	$(0.10)	$(0.09)	$(0.05)	$0.03
Diluted	$(0.10)	$(0.09)	$(0.05)	$0.03
(Loss) per share
Basic	$0.30	$0.19	$(0.23)	$(0.35)
Diluted	$0.30	$0.19	$(0.23)	$(0.35)
Weighted average shares outstanding:
Basic	16,371	16,436	16,466	16,491
Diluted	16,371	16,436	16,466	16,491

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

For the year ended December 31, 2009, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (2) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Our company’s internal control system was designed to provide reasonable assurance to our management and our Board of Directors regarding the preparation and fair presentation of published financial statements. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance with respect to financial statement preparation. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, our internal control over financial reporting is effective using those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young. LLP, an independent registered public accounting firm, as stated in their report which appears on page 97 hereof.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item and not provided herein is incorporated by reference to our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009. If such proxy statement is not filed on or before April 30, 2010, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this item and not provided herein is incorporated by reference to our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009. If such proxy statement is not filed on or before April 30, 2010, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	423,305	(1)	-	590,795	(2)(3)
Equity compensation plans not approved by security holders	-		-	-
Total	423,305	(1)	-	590,795	(2)(3)

(1)
The number of securities to be issued upon the exercise of outstanding options, warrants and rights are exclusively restricted shares. These awards are not reflected in column (b) as they do not have any exercise price.

(2)
As of December 31, 2009, there were 586,209 shares remaining of a total of 1,500,000 authorized under the 2005 Long-Term Incentive Plan. Included in the 586,209 shares are 125,083 shares forfeited by former employees of the Company. No more than 1,000,000 shares may be issued under the 2005 Long-Term Incentive Plan upon the exercise of incentive stock options under the plan.

(3)	As of December 31, 2009, there were 4,556 shares remaining of a total of 200,000 authorized under the 2007 Employee Stock Purchase Plan.

The other information called for by this item and not provided herein is incorporated by reference to our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.  If such proxy statement is not filed on or before April 30, 2010, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item and not provided herein is incorporated by reference to our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.  If such proxy statement is not filed on or before April 30, 2010, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item and not provided herein is incorporated by reference to our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.  If such proxy statement is not filed on or before April 30, 2010, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.      Financial Statements

The following financial statements of CRM Holdings have been included in Part II, Item 8 hereof:

Financial Statements	Page:

Reports of Independent Registered Public Accounting Firms	96 - 98

Consolidated balance sheets as of December 31, 2009 and 2008	99

Consolidated statements of income and comprehensive income for the years ended December 31, 2009, 2008, and 2007	100

Consolidated statements of changes in shareholders’ and members’ equity for the years ended December 31, 2009, 2008, and 2007	101

Consolidated statements of cash flows for the years ended December 31, 2009, 2008, and 2007	102

Notes to consolidated financial statements	103 - 143

2.      Financial Statement Schedules

The following financial statements schedules are filed as part of this report.

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is provided elsewhere in the consolidated financial statements.

Exhibits

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Reorganization Agreement, by and among the Company, Compensation Risk Managers, LLC, Compensation Risk Managers of California, LLC, EIMAR, L.L.C., Twin Bridges, the individuals named therein and Village Holdings, LLC, dated December 7, 2005	S-1/A	333-128424	2.1	12/7/2005

2.2	Stock Purchase Agreement, dated September 8, 2006, by and among Embarcadero, the shareholders of Embarcadero, the Company, and CRM USA Holdings Inc.	8-K	001-32705	2.1	9/11/06

2.3	Amendment No. 1, dated November 14, 2006, to the Stock Purchase Agreement dated September 8, 2006, by and among Embarcadero, the shareholders of Embarcadero, the Company, and CRM USA Holdings Inc.	8-K	001-32705	2.1	11/14/06

3.1	Memorandum of Association of the Company	S-1	333-128424	3.1	9/19/05

3.2	Bye-Laws of the Company	S-1	333-128424	3.2	9/19/05

3.3	Amended and Restated Bye-Laws of the Company	S-1/A	333-128424	3.3	12/7/05

4.1	Specimen Common Share Certificate	S-1/A	333-128424	4.1	12/20/05

4.2	Amended and Restated Declaration of Trust, dated as of November 14, 2006, among CRM USA Holdings, CRM Holdings, the Trust, The Bank of New York Delaware, as Delaware trustee, The Bank of New York Trust Company, National Association, as institutional trustee, and the administrators named therein, including the form of trust preferred securities which is an exhibit thereto.	8-K	001-32705	4.1	11/14/06

4.3	Indenture, dated as of November 14, 2006, between CRM USA Holdings and The Bank of New York Trust Company, National Association, as trustee, including the form of debenture which is an exhibit thereto.	8-K	001-32705	4.2	11/14/06

4.4	Guarantee Agreement, dated as of November 14, 2006, between CRM Holdings and The Bank of New York Trust Company, National Association, as trustee.	8-K	001-32705	4.3	11/14/06

Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.5	Guarantee Agreement, dated as of November 14, 2006, between CRM USA Holdings and The Bank of New York Trust Company, National Association, as trustee. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on November 14, 2006.	8-K	001-32705	4.4	11/14/06

10.1	Senior Debt Security Agreement of Embarcadero Insurance Holdings, Inc., dated May 22, 2003.	S-1	333-139741	10.2	12/29/06

10.2	Lease Agreement between Oakwood Partners L.L.C. and Compensation Risk Managers, LLC, dated August 5, 2005.	S-1	333-128424	10.4	9/19/05

10.3	Amendment to Agreement of Lease dated August 5, 2007, dated as May 24, 2007, between Oakwood Partners, L.L.C. and Compensation Risk Managers, LLC,	8-K	001-32705	10.1	5/31/07

10.4†	License and Service Agreement, dated August 27, 2008, between Majestic Insurance Company and Fiserv Insurance Solutions, Inc.	10-Q	001-32705	10.1	11/7/08

10.5	Employment Agreement between the Company and Louis J. Viglotti, dated November 22, 2005	S-1/A	333-128424	10.15	12/7/05

10.6	Employment Agreement between the Company and James J. Scardino, dated May 5, 2009	8-K/A	001-32705	10.1	9/4/09

10.7	Employment Agreement between the Company and Joseph F. Taylor, dated May 5, 2009	8-K/A	001-32705	10.1	12/1/09

10.8	Employment Agreement between the Company and Chester J. Walczyk, dated January 1, 2010	8-K	001-32705	10.1	12/30/09

10.9	Employment Agreement between the Company and Robert Polansky, dated December 8, 2006	S-1	333-139741	10.19	12/29/06

10.10	Separation Agreement, dated December 19, 2006 between the Company and Martin D. Rakoff	8-K	001-32705	10.1	12/28/06

10.11	Separation Agreement, dated March 13, 2009, between the Company and Daniel G. Hickey, Jr.	8-K	001-32705	10.1	3/16/09

10.12	2005 Long-Term Incentive Plan	S-1/A	333-128424	10.13	12/7/05

Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13	2007 Employee Stock Purchase Plan	10-Q	001-32705	10.1	5/4/07

21.1	List of subsidiaries of the Company.					X

23.1	Consent of Ernst & Young, LLP					X

23.2	Consent of Johnson Lambert & Co. LLP					X

24.1	Power of Attorney					X

31.1	Certification of Chief Executive Officer and Chief Financial pursuant to Rule 13a-14(a) of the Exchange Act					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

†
Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities and Exchange Act, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

CRM Holdings, Ltd. and Subsidiaries
Schedule I - Summary of Investments-Other Than Investments in Related Parties
December 31, 2009

Type of Investment	Amortized Cost	Fair Value	Amount at which shown on Balance Sheet
	(Dollars in thousands)
Fixed Maturities:
Bonds:
United States Government and government sponsored agency securities	$71,369	$72,665	$72,665
States, municipalities and political subdivisions	64,688	63,534	63,534
Mortgage-backed securities	48,582	48,110	48,110
All other corporate bonds	90,841	92,284	92,284
Total fixed maturities	275,480	276,593	276,593

Equity securities:
Common stocks	—	—	—
Preferred stocks	—	—	—
Total equity securities	—	—	—

Other long-term investments	1,083	1,083	1,083
Short-term investments	4,893	4,893	4,893

Total investments	$281,456	$282,569	$282,569

CRM Holdings, Ltd. (Parent Only)
Schedule II – Condensed Financial Statements
Condensed Balance Sheets
December 31,

	2009	2008
	(Dollars in thousands)
Assets
Cash and cash equivalents	$504	$1,523
Investments in wholly-owned subsidiaries	56,256	101,790
Amounts due from subsidiaries	3,867	2,652
Other assets	148	58
Total assets	$60,775	$106.023

Liabilities and shareholders’ equity
Other liabilities	$764	$496
Total liabilities	764	496

Common shares
Authorized 50 billion shares; $0.01 par value per share;
16.5 and 16.2 million common shares issued and outstanding;	165	162
0.4 million Class B shares issued and outstanding	4	4
Additional paid-in capital	73,905	72,590
Retained (deficit) earnings	(14,063)	32,771
Total shareholders’ equity	60,011	105,527
Total liabilities and shareholder’s equity	$60,775	$106,023

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

CRM Holdings, Ltd. (Parent Only)
Schedule II – Condensed Financial Statements
Condensed Statements of Operations
Years ended December 31,

	2009	2008	2007
	(Dollars in thousands)
Revenues
Investment (loss) income	$(7)	$103	$232

Total (losses) revenues	(7)	103	232

Expenses
Selling, general and administrative expenses	3,285	2,360	2,216

Total expenses	3,285	2,360	2,216

Loss before taxes and equity (losses) earnings of subsidiaries	(3,292)	(2,257)	(1,984)

Provision for income taxes	—	—	—

Loss before equity in (losses) earnings of subsidiaries	(3,292)	(2,257)	(1,984)

Equity in (losses) earnings of subsidiaries	(43,542)	761	22,126

Net (loss) income	$(46,834)	$(1,496)	$20,142

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

CRM Holdings, Ltd. (Parent Only)
Schedule II – Condensed Financial Statements
Condensed Statements of Cash Flows
Years ended December 31,

	2009	2008	2007
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(46,834)	$(1,496)	$20,142
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Equity in (losses) earnings of subsidiaries	43,542	(761)	(22,126)
Amortization of unearned compensation, restricted stock	1,260	1,420	1,571
Amortization of discounts on fixed maturity securities	—	—	(81)
Dividends received from wholly-owned subsidiaries	—	35,500	2,000
Changes in:
Other accrued expenses	268	(273)	(368)
Other assets	(90)	4	(61)
Net cash (used in) provided by operating activities	(1,854)	34,394	1,077

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of fixed-maturity securities	—	—	5,000
Return of capital from wholly-owned subsidiaries	6,000	5,200	6,000
Capital contributions to wholly-owned subsidiaries	(4,008)	(43,114)	(6,600)
Net cash provided by (used in) investing activities	1,992	(37,914)	4,400

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares – share-based compensation	75	190	145
Retirement of common shares – share-based compensation	(18)	(57)	(90)
(Increase) decrease in amounts due from wholly-owned subsidiaries	(1,214)	394	(2,418)
Net cash (used in) provided by financing activities	(1,157)	527	(2,363)
Net (decrease) increase in cash	(1,019)	(2,993)	3,114

Cash and cash equivalents
Beginning	1,523	4,516	1,402
Ending	$504	$1,523	$4,516

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

CRM Holdings, Ltd. (Parent Only)
Schedule II – Condensed Financial Statements

Notes to Condensed Financial Statements

1.	Condensed Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto.

2.	Significant Accounting Policies

The Parent Company carries its investments in subsidiaries under the equity method.

3.	Dividends from Subsidiaries

During the years ended December 31, 2009, 2008 and 2007, Twin Bridges paid dividends to CRM Holdings of nil, $35.5 million and $2.0 million, respectively.

CRM Holdings, Ltd. and Subsidiaries
Schedule III — Supplementary Insurance Information

Years ended December 31,

	Deferred policy acquisition costs	Future policy benefits, losses and loss expenses	Unearned premiums	Other policy claims and benefits payable	Earned premiums	Net investment income,	Benefits, claims, losses and loss adjustment expenses incurred	Amortization of policy acquisition costs	Other operating expenses	Premiums written
	(Dollars in thousands)

2009
Primary insurance	$628	$317,260	$10,599	$-	$70,397	$15,959	$73,738	$12,921	$18,645	$72,663
Reinsurance	130	33,731	471	-	10,127	1,474	7,916	2,796	876	10,634
Eliminations (1)	-	(33,494)	(471)	-	-	(1,216)	-	(477)	(1,216)	-
	$758	$317,497	$10,599	$-	$80,524	$16,217	$81,654	$15,240	$18,305	$83,297

2008
Primary insurance	$824	$245,349	$13,000	$--	$93,337	$12,638	$68,326	$12,680	$20,121	$97,034
Reinsurance	260	31,226	1,149	--	28,605	2,104	17,180	7,360	1,023	27,839
Eliminations (1)	--	(30,958)	(1.059)	--	--	(1,047)	--	(887)	(1,047)	--
	$1,084	$245,618	$13,090	$--	$121,942	$13,695	$85.506	$19,153	$20,097	$124,873

2007
Primary insurance	$682	$188,881	$8,744	$-	$91,560	$8,421	$57,378	$15,352	$11,003	$93,513
Reinsurance	564	18,438	4,263	-	25,283	3,015	6,697	4,455	1,030	25,393
Eliminations (1)	(623)	(18,471)	(4,154)	-	-	(520)	-	(1,494)	(520)	-
	$623	$188,848	$8,853	$-	$116,843	$10,916	$64,075	$18,313	$11,513	$118, 906

(1) Includes the elimination of treaty and quota share reinsurance ceded from Majestic to Twin Bridges.

CRM Holdings, Ltd. and Subsidiaries
Schedule IV — Reinsurance

Years ended December 31,

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)
Workers’ Compensation Insurance:

2009
Primary insurance	$153,312	$(85,101)	$2,186	$70,397	3.1%
Reinsurance	95	-	10,032	10,127	99.1%
Eliminations (1)	-	10,032	(10,032)	-	0.0%
	$153,407	$(75,069)	$2,186	$80,524	2.7%

2008
Primary insurance	$164,447	$(71,389)	$279	$93,337	0.3%
Reinsurance	220	(21)	28,406	28,605	99.3%
Eliminations (1)	--	28,406	(28,406)	--	0.0%
	$164,667	$(43,004)	$279	$121,942	0.2%

2007
Primary insurance	$167,675	$(76,354)	$240	$91,561	0.3%
Reinsurance	250	(79)	25,111	25,282	99.3%
Eliminations (1)	-	25,111	(25,111)	-	0.0%
	$167,925	$(51,322)	$240	$116,843	0.2%

(1) Includes the elimination of treaty and quota share reinsurance ceded from Majestic to Twin Bridges.

CRM Holdings, Ltd. and Subsidiaries
Schedule V — Valuation and Qualifying Accounts

Years ended December 31,

Description	Balance at beginning of period	Additions	Deductions	Balance at end of period
	(Dollars in thousands)

2009
Primary insurance	$748	$2,452	$1,625	$1,575
Reinsurance	—	—	—	—
Fee-based	426	(28)	24	374
	$748	$2,452	$1,625	$1,575

2008
Primary insurance	$203	$1,891	$1,346	$748
Reinsurance	—	—	—	—
Fee-based	—	426	—	426
	$203	$1,891	$1,346	$748

2007
Primary insurance	$163	$164	$123	$203
Reinsurance	—	—	—	—
Fee-based	—	—	—	—
	$163	$164	$123	$203

CRM Holdings, Ltd. and Subsidiaries
Schedule VI — Supplemental Information Concerning Insurance Operations

Years ended December 31,

							Loss and loss
		Reserve for					adjustment			Paid claims
	Deferred	losses and					expenses		Amortization	and
	policy	loss		Unearned		Net	related to:		of policy	claim
	acquisition	adjustment	Discount	Reinsurance	Earned	investment	Current	Prior	acquisition	adjustment	Premiums
	costs	Expenses	reserves	Premiums	premiums	income	Year	year	costs	expenses	written

2009
Primary insurance	$628	$317,260	$-	$10,599	$70,397	$15,959	$67,820	$5,917	$12,921	$60,441	$72,663
Reinsurance	130	33,731	-	471	10,127	1,474	8,006	(89)	2,796	5,413	10,634
Eliminations (1)	-	(33,494)	-	(471)	-	(1,216)	-	-	(477)	(2)	-
	$758	$317,497	$-	$10,599	$80,524	$16,217	$75,826	$5,828	$15,240	$65,852	$83,297

2008
Primary insurance	$824	$245,349	$-	$13,000	$93,337	$12,638	$71,986	$(3,660)	$12,680	$44,647	$97,034
Reinsurance	260	31,226	-	1,149	28,605	2,104	19,153	(1,973)	7,360	4,392	27,839
Eliminations (1)	-	(30,958)	-	(1,059)	-	(1,047)	-	-	(887)	(289)	-
	$1,084	$245,618	$-	$13,090	$121,942	$13,695	$91,139	$(5,633)	$19,153	$48,750	$124,873

2007
Primary insurance	$682	$188,881	$-	$8,744	$91,560	$8,421	$62,328	$(4,950)	$15,352	$35,132	$93,513
Reinsurance	564	18,438	-	4,263	25,283	3,015	9,449	(2,752)	4,455	-	25,393
Eliminations (1)	(623)	(18,471)	-	(4,154)	-	(520)	-	-	(1,494)	292	-
	$623	$188,848	$-	$8,853	$116,843	$10,916	$71,777	$ $(7,702)	$18,313	$35,424	$118,906

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

Dated: March 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James J. Scardino	Chief Executive Officer	March 19, 2010
James J. Scardino

/s/ Joseph F. Taylor	Chief Financial Officer	March 19, 2010
Joseph F. Taylor

/s/ Daniel G. Hickey, Sr.	Director	March 19, 2010
Daniel G. Hickey, Sr.

/s/ David M. Birsner	Director	March 19, 2010
David M. Birsner

/s/ Keith S. Hynes	Chairman of the Board of Directors	March 19, 2010
Keith S. Hynes

/s/ Charles I. Johnston	Director	March 19, 2010
Charles I. Johnston

/s/ Philip J. Magnarella	Director	March 19, 2010
Philip J. Magnarella

/s/ Salvatore A. Patafio	Director	March 19, 2010
Salvatore A. Patafio

/s/ Louis Rosner	Director	March 19, 2010
Louis Rosner