Form 10-Q
period 2010-03-31
CRM Holdings, Ltd.
filed 2010-05-10
CIK 1338949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Large accelerated filer ☐                                                                                                                                     Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)                                    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2010
Common Shares, $0.01 par value per share	16,649,377 shares
Class B Shares, $0.01 par value per share	395,000 shares

TABLE OF CONTENTS

PAGE:

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CRM Holdings, Ltd.
Consolidated Balance Sheets

	Unaudited March 31, 2010	December 31, 2009
	(Dollars in thousands)

Assets
Investments
Fixed-maturity securities, available-for-sale (amortized cost $295,101 and $275,480)	$298,144	$276,593
Short-term investments	4,953	4,893
Investment in unconsolidated subsidiary	1,083	1,083
Total investments	304,180	282,569
Cash and cash equivalents
Cash and cash equivalents	20,301	44,087
Restricted cash and cash equivalents	4,022	5,922
Total cash and cash equivalents	24,323	50,009
Accrued interest receivable	2,589	2,542
Premiums receivable, net	5,398	6,246
Reinsurance recoverable and prepaid reinsurance	126,562	123,767
Accounts receivable, net	2,413	3,178
Deferred policy acquisition costs	811	758
Current income taxes, net	5,217	6,979
Other intangible assets, net	397	436
Prepaid expenses	2,362	3,675
Other assets	2,672	2,788
Total assets	$476,924	$482,947

Liabilities and shareholders’ equity
Reserve for losses and loss adjustment expenses	$320,763	$317,497
Reinsurance payable	22,312	20,357
Unearned premiums	8,250	10,599
Long-term debt	44,083	44,083
Other liabilities	27,253	29,677
Total liabilities	422,661	422,213

Contingencies (Note 11)

Common shares
Authorized 50 billion shares; $0.01 par value; 16.5 million common shares issued and outstanding	165	165
0.4 million Class B shares issued and outstanding	4	4
Additional paid-in capital	71,209	71,057
Retained deficit	(19,093)	(11,215)
Accumulated other comprehensive income	1,978	723
Total shareholders’ equity	54,263	60,734
Total liabilities and shareholders’ equity	$476,924	$482,947

See Notes to Consolidated Financial Statements.

CRM Holdings, Ltd.
Consolidated Statements of Operations and
Comprehensive Loss Income (Unaudited)

	Three months ended March 31,
	2010	2009
	(Amounts in thousands, except per share data)

Revenues
Net premiums earned	$13,638	$21,142
Fee income	270	1,674
Investment income	2,811	3,250
Total revenues	16,719	26,066

Expenses
Losses and loss adjustment expenses	14,458	17,085
Policy acquisition costs	3,022	3,906
General and administrative expenses	6,516	15,565
Interest expense	1,091	900
Total expenses	25,087	37,456

Loss from continuing operations before income taxes	(8,368)	(11,390)
Tax benefit from continuing operations	(665)	(3,204)
Loss from continuing operations	(7,703)	(8,186)

Discontinued operations
Loss from discontinued operations before income taxes	(173)	(297)
Tax provision (benefit) from discontinued operations	2	(94)
Loss on discontinued operations	(175)	(203)

Net Loss	$(7,878)	$(8,389)

Loss per share from continuing operations
Basic	$(0.46)	$(0.49)
Diluted	$(0.46)	$(0.49)
Loss per share from discontinued operations
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)
Net loss per share
Basic	$(0.47)	$(0.50)
Diluted	$(0.47)	$(0.50)
Weighted average shares outstanding
Basic	16,914	16,618
Diluted	16,914	16,618

Comprehensive Loss
Net loss	$(7,878)	$(8,389)
Other comprehensive income
Gross unrealized investment holdings gains arising during the period	2,304	1,407
Less reclassification adjustment for realized gains included in net loss	(373)	(472)
Income tax provision on other comprehensive income	(676)	(380)
Total other comprehensive income	1,255	555
Total comprehensive loss	$(6,623)	$(7,834)

See Notes to Consolidated Financial Statements.

CRM Holdings, Ltd.
Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
	2010	2009
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,878)	$(8,389)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	179	209
Amortization of unearned compensation, restricted stock	156	627
Amortization of premiums and discounts on available-for-sale investments	430	360
Net realized gains on sale of available-for-sale investments	(373)	(472)
Write off of uncollectible premiums receivable	243	834
Deferred income taxes	(676)	(306)
Changes in:
Accrued interest receivable	(47)	215
Premiums receivable, net	605	4,813
Reinsurance recoverable and prepaid insurance	(2,795)	(11,973)
Accounts receivable, net	693	(243)
Deferred policy acquisition costs	(53)	(20)
Current income taxes, net	1,762	(2,993)
Prepaid expenses	1,302	(414)
Other assets	2	(89)
Reserve for losses and loss adjustment expenses	3,266	15,264
Reinsurance payable	1,955	(5,257)
Unearned premiums	(2,349)	(466)
Other liabilities	(3,431)	3,194
Net cash used in operating activities	(7,009)	(5,106)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale investments	(43,931)	(52,728)
Proceeds from sales of available-for-sale investments	16,894	40,586
Proceeds from maturities of available-for-sale investments	7,360	16,643
Net purchase, sales and maturities for short-term investments	(60)	(110)
Decrease (increase) in receivable for securities sold	72	(27)
Increase in payable for investments purchased	1,007	—
Purchases of fixed assets	(18)	(15)
Disposals of fixed assets	3	19
Net cash (used in) provided by investing activities	(18,673)	4,368

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash and cash equivalents	1,900	(125)
Issuance of common shares – share-based compensation	—	33
Retirement of common shares – share-based compensation	(4)	(9)
Net cash provided by (used in) financing activities	1,896	(101)
Net decrease in cash	(23,786)	(839)
Cash and cash equivalents
Beginning	44,087	28,044
Ending	$20,301	$27,205

See Notes to Consolidated Financial Statements.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements

Note 1.  Nature of Business and Significant Accounting Policies

Organization

CRM Holdings, Ltd. (CRM Holdings or the Company) is a Bermuda holding company and 100% owner of CRM USA Holdings Inc. (CRM USA Holdings), a United States holding company, and Twin Bridges (Bermuda) Ltd. (Twin Bridges), a Bermuda company. The Company’s legal domicile is Bermuda, the jurisdiction in which it is incorporated.

CRM USA Holdings has two principal subsidiaries, Compensation Risk Managers of California, LLC (CRM CA), and Embarcadero Insurance Holdings, Inc. (Embarcadero). Embarcadero has one principal operating subsidiary, Majestic Insurance Company (Majestic), and has one dormant subsidiary, Great Western Insurance Services, Inc. (Great Western).

CRM USA Holdings has two other subsidiaries, Compensation Risk Managers, LLC (CRM) and Eimar, LLC (Eimar), neither of which has active business operations. The results of CRM and Eimar are reported as discontinued operations effective September 8, 2008, as more fully described in Note 2.

The Company is a specialty provider of workers’ compensation insurance products.  The Company offers workers’ compensation insurance coverage, reinsurance and fee-based management services for self-insured entities.  Workers’ compensation insurance coverage is offered to employers in California, New York, New Jersey, Arizona, Nevada, and other states.  Reinsurance is underwritten from Bermuda, and fee-based management services are currently provided to one self-insured entity in California.

Basis of Accounting and Principles of Consolidation

The interim consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Securities and Exchange Commission (SEC) Form 10-Q and Article 10 of SEC Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The accompanying consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The accompanying consolidated financial statements at March 31, 2010 and for the three months ended March 31, 2010 and 2009 have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations and cash flows for the three months ended March 31, 2010 may not be indicative of the results that may be expected for the year ending December 31, 2010.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the basis of presentation used in 2010.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements - (Continued)

Segment Reporting

The Company previously reported its results in four operating segments: primary insurance (Majestic), reinsurance (Twin Bridges), fee-based management services (CRM CA), and corporate and other (CRM Holdings, CRM USA Holdings and Embarcadero). Effective January 1, 2010, the Company has reflected changes in segment reporting and no longer reports multiple segments. The change from reporting four reportable segments to a single segment reflects the Company’s current business activities and organizational changes.

The changes in segment reporting include the Company’s primary insurance and reinsurance segments, Majestic and Twin Bridges, being aggregated into a single “risk-bearing” segment in accordance with the framework established by segment reporting guidance. Twin Bridges is reinsuring only risk underwritten at Majestic, both use independent agents/brokers to underwrite business, and both Majestic and Twin Bridges, as insurance companies, share a similar regulatory environment. Further, the operations of the Company’s fee-based segment, CRM CA, have continued to decline, and at March 31, 2010, CRM CA was actively managing one self-insured group and providing administrative services to two inactive self-insured groups. Accordingly, the revenue, results of operations and total assets of CRM CA fall below the quantitative threshold required for it to be a reportable segment. Lastly, CRM Holdings, CRM USA Holdings and Embarcadero have no revenues and are not viewed as a discrete operation for decision-making purposes. Therefore, the Company has determined that the corporate segment is not a reportable segment.  The prior period presented has been restated to conform to the current period presentation.

Adoption of New Accounting Standards

In January 2010, the FASB issued new guidance for fair value measurements and disclosures.  The new guidance, which is now part of ASC 820, Fair Value Measurements and Disclosures, clarifies existing disclosure requirements regarding the level of disaggregation and inputs and valuation techniques and provides new disclosure requirements regarding disclosures about, among other things, transfers in and out of levels 1 and 2 of the fair value hierarchy and details of the activity in level 3 of the fair value hierarchy.  The new guidance is effective for fiscal years beginning after December 15, 2009 for the levels 1 and 2 disclosures and for fiscal years beginning after December 15, 2010 for level 3 disclosures. The levels 1 and 2 disclosure requirements were applied prospectively to the Company’s fair value disclosure effective with the first quarter of 2010 and the level 3 disclosure will be applied prospectively to the Company’s fair value disclosure subsequent to the effective date.

In June 2009, the FASB issued new guidance on accounting for the transfers of financial assets.  The new guidance, which is now part of ASC 860, Transfers and Servicing, eliminates the concept of a qualifying special-purpose entity (QSPE), clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale.  Additionally, on and after the effective date, existing QSPEs must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. The new guidance requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position.  The Company adopted the new guidance effective January 1, 2010 and the adoption had no effect on the Company’s financial condition and results of operations.

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities.  The revised guidance, which is now part of ASC 810, Consolidations, amends the consolidation rules applicable to a variable interest entity (VIE).  Under the revised guidance, a company would consolidate a VIE as the primary beneficiary when a company has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Ongoing reassessment of whether a company is the primary beneficiary of a VIE is required. The new guidance replaces the quantitative-based approach previously required for determining which company, if any, has a controlling financial interest in a VIE. The Company adopted the revised guidance on January 1, 2010 and the adoption did not have a significant effect on the Company’s financial condition and results of operations.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements - (Continued)

Note 2.  Discontinued Operations

On September 8, 2008, the Company ceased operations of CRM and Eimar. Accordingly, the results of operations of CRM and Eimar are reported as loss from discontinued operations in the consolidated statements of operations and are excluded from continuing operations.

Results for discontinued operations were as follows:

	Three months ended March 31,
	2010	2009
	(Dollars in thousands)

Revenues	$3	$3
Expenses	176	300
Loss from discontinued operations before income taxes	$(173)	$(297)

Medical bill review services for Majestic and certain self-insured groups managed by CRM CA were performed by the Company until the medical bill review function was transitioned to a third party medical bill review provider. This transition was completed in the third quarter of 2009.

For both of the three months ended March 31, 2010 and 2009, expenses primarily consisted of legal defense costs related to the pending regulatory proceedings and litigation described in Note 11.

Note 3.  Employee Severance

During the first quarter of 2010, the Company decided to reduce its workforce by 15%, or 29 employees, the majority of which were located in Poughkeepsie, New York.  This reduction, which was effective April 2, 2010, reflects the decrease in premium levels experienced by the Company’s insurance subsidiaries and is designed to better align the Company’s workforce to current business levels, properly manage the Company’s expenses, and support the Company’s business strategy going forward.

A pre-tax charge of $0.4 million relating to the cost of severance and related costs was recorded in general and administrative expenses for the quarter ended March 31, 2010.  No amounts were paid in the first quarter of 2010 and the severance accrual is included in other liabilities in the March 31, 2010 consolidated balance sheet. Severance is to be paid in the second and third quarters of 2010.

Note 4.  Earnings per Share

Basic earnings per share is calculated using the weighted average number of common and Class B shares outstanding and excludes any dilutive effects of warrants, options and convertible securities. As of March 31, 2010 and 2009, there were 376 thousand and 222 thousand restricted shares outstanding, respectively, and no warrants, options or convertible securities outstanding during the periods ended March 31, 2010 and 2009.

The following tables show the computation of the Company’s earnings per share:

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements - (Continued)

	Three months ended March 31,
	2010	2009
	(Amounts in thousands, except per share amounts)

Net loss from continuing operations (Numerator – Basic and diluted earnings per share from continuing operations)	$(7,703)	$(8,186)
Net loss from discontinued operations (Numerator – Basic and diluted earnings per share from discontinued operations)	(175)	(203)
Net loss allocated to common shares (Numerator – Basic and diluted earnings per share)	$(7,878)	$(8,389)

Weighted-average basic shares outstanding (Denominator — basic earnings per share)	16,914	16,618
Dilutive effect of unvested shares	—	—
Weighted-average diluted shares outstanding (Denominator — diluted earnings per share)	16,914	16,618

Basic loss per share from continuing operations	$(0.46)	$(0.49)
Diluted loss per share from continuing operations	$(0.46)	$(0.49)

Basic loss per share from discontinued operations	$(0.01)	$(0.01)
Diluted loss per share from discontinued operations	$(0.01)	$(0.01)

Basic loss per share	$(0.47)	$(0.50)
Diluted loss per share	$(0.47)	$(0.50)

Diluted earnings per share is calculated assuming conversion of dilutive convertible securities and the exercise of all dilutive stock options and warrants using the treasury stock method. For the three months ended March 31, 2010 and 2009, 376 thousand and 222 thousand restricted shares, respectively, were excluded from the computation of diluted earnings per share because their effects were anti-dilutive.

Note 5.  Investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s available-for-sale investments are shown in the tables below:

As of March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

U.S. Treasury securities	$52,684	$664	$—	$53,348
Government sponsored agency securities	19,811	593	—	20,404
Obligations of states and political subdivisions	77,225	387	755	76,857
Corporate and other obligations	74,565	2,184	128	76,621
Asset-backed obligations	8,284	80	—	8,364
Mortgage-backed obligations	62,532	58	40	62,550
Total investment securities, available-for-sale	$295,101	$3,966	$923	$298,144

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements - (Continued)

As of December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

U.S. Treasury securities	$54,301	$660	$—	$54,961
Government sponsored agency securities	17,068	636	—	17,704
Obligations of states and political subdivisions	64,688	382	1,536	63,534
Corporate and other obligations	81,456	1,862	419	82,899
Asset-backed obligations	9,385	20	20	9,385
Mortgage-backed obligations	48,582	—	472	48,110
Total investment securities, available-for-sale	$275,480	$3,560	$2,447	$276,593

The amortized cost and estimated fair value of the Company’s available-for-sale investments at March 31, 2010 by contractual maturity are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$28,225	$28,527
Due after one year through five years	86,895	89,432
Due after five years through ten years	61,621	62,265
Due after ten years	47,544	47,006
	224,285	227,230
Mortgage and asset-backed	70,816	70,914
Total investment securities, available-for-sale	$295,101	$298,144

The following table sets forth the gross unrealized losses included in accumulated other comprehensive losses as of March 31, 2010 and December 31, 2009 related to available-for-sale fixed-maturity securities. The table segregates investments that have been in a continuous unrealized loss position for less than 12 months from those that have been in a continuous unrealized loss position for twelve months or longer.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements - (Continued)

	Less than 12 Months			12 Months or Longer			Total
As of March 31, 2010	Fair Value	Unrealized Loss	No. of Positions Held	Fair Value	Unrealized Loss	No. of Positions Held	Fair Value	Unrealized Loss
	(Dollars in Thousands)

Obligations of states and political subdivisions	$48,975	$755	25	$—	$—	—	$48,975	$755
Corporate and other obligations	11,148	128	5	—	—	—	11,148	128
Mortgage-backed obligations	33,305	38	18	1,536	2	1	34,841	40
Total available-for-sale	$93,428	$921	48	$1,536	$2	1	$94,964	$923

	Less than 12 Months			12 Months or Longer			Total
As of December 31, 2009	Fair Value	Unrealized Loss	No. of Positions Held	Fair Value	Unrealized Loss	No. of Positions Held	Fair Value	Unrealized Loss
	(Dollars in Thousands)

Obligations of states and political subdivisions	$51,367	$1,536	32	$—	$—	—	$51,367	$1,536
Corporate and other obligations	24,274	326	11	1,608	93	2	25,882	419
Asset-backed obligations	—	—	—	5,245	20	2	5,245	20
Mortgage-backed obligations	48,110	472	32	—	—	—	48,110	472
Total available-for-sale	$123,751	$2,334	75	$6,853	$113	4	$130,604	$2,447

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements - (Continued)

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

The sources of investment income were as follows:

	Three months ended March 31,
	2010	2009
	(Dollars in thousands)

Interest income on cash and cash equivalents	$11	$98
Interest income on fixed-maturity securities	2,649	2,897
Interest income on other investments	23	23
Realized gains on investments	412	491
Realized losses on investments	(39)	(19)
Investment income before investment expenses	3,056	3,490
Investment expenses	(245)	(240)
Total investment income	$2,811	$3,250

The Company had available-for-sale and short-term investments with a fair value of $205.9 million and $182.5 million, at March 31, 2010 and December 31, 2009, respectively, on deposit with various regulatory agencies as required by law. At March 31, 2010 and December 31, 2009, investments with a fair value of $0 and $0.8 million have been pledged as security under letter of credit facilities to secure reserves assumed under third party ceded quota share agreements.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements - (Continued)

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

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are measured on a recurring basis at March 31, 2010:

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

U.S. Treasury securities	$53,348	$53,348	$—	$—
Government sponsored agency securities	20,404	—	20,404	—
Obligations of states and political subdivisions	76,857	—	76,857	—
Corporate and other obligations	76,621	—	76,621	—
Asset-backed obligations	8,364	—	8,364	—
Mortgage-backed obligations	62,550	—	62,550	—
Total investment securities, available-for-sale	$298,144	$53,348	$244,796	$—

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements - (Continued)

Fair Value Information about Financial Instruments Not Measured at Fair Value

Fair value guidance requires disclosure of fair value information about other financial instruments for which it is practicable to estimate such fair value and excludes certain insurance related financial assets and liabilities.  Estimates of the fair value of these financial instruments at March 31, 2010 are as follows:

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

Long-term debt – The carrying value and fair value of the Company’s long-term debt at March 31, 2010 were $44.1 million and $31.6 million, respectively.   The fair value was estimated based on the average accepted price of successful tender offers for recent similar transactions of financial services companies.

Note 7.  Reserve for Losses and Loss Adjustment Expenses (LAE)

Activity in the reserve for losses and loss adjustment expenses is as follows:

	Three months ended March 31,
	2010	2009
	(Dollars in thousands)

Gross liability beginning of period	$317,497	$245,618
Less reinsurance recoverable	(111,581)	(55,502)
Net liability at beginning of period	205,916	190,116

Incurred losses and LAE relating to:
Current year	12,990	15,908
Prior years	1,468	1,177
Total incurred losses and LAE	14,458	17,085

Paid losses and LAE relating to:
Current year	(1,341)	(1,902)
Prior years	(15,776)	(12,007)
Total paid losses and LAE	(17,117)	(13,909)

Net liability at end of period	203,257	193,292
Plus reinsurance recoverable	117,506	67,590
Gross liability at end of period	$320,763	$260,882

As a result of changes in estimates of insured events in prior years, the Company had unfavorable development of $1.5 million for the three months ended March 31, 2010, as compared to $1.2 million of unfavorable development for the three months ended March 31, 2009.

Our 2010 result was comprised of $2.0 million of unfavorable development in our primary insurance business offset partially by $0.5 million of favorable development in our excess insurance business.  The adverse loss reserve development was primarily from New York, California and New Jersey accident year 2009 and New York accident year 2008 where actual incurred and paid losses have developed higher than our actuarial projections at December 31, 2009.  The favorable development in our excess business was predominantly in California, where losses above the self-insured retention have not emerged as expected, partially offset by unfavorable development on excess policies issued in New York.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements - (Continued)

In the first quarter of 2009, we experienced $1.8 million of net unfavorable development in our primary insurance business predominantly from policies underwritten in New Jersey where estimated average cost per claim increased.  This was offset by $0.6 million of favorable development on excess policies where favorable loss reserve development for excess policies underwritten in California was offset by unfavorable development for excess policies underwritten in New York.

Note 8.  Insurance Activity

The Company’s financial statements reflect the effects of direct insurance and assumed and ceded reinsurance activity as follows:

	Three months ended March 31,
	2010	2009
	(Dollars in thousands)

Written premiums
Direct	$28,548	$39,957
Assumed	112	51
Ceded	(14,898)	(17,225)
Net written premiums	$13,762	$22,783

Earned premiums
Direct	$28,614	$37,700
Assumed	112	51
Ceded	(15,088)	(16,609)
Net earned premiums	$13,638	$21,142

Losses and loss adjustment expenses
Direct	$26,951	$33,199
Assumed	144	38
Ceded	(12,637)	(16,152)
Net losses and loss adjustment expenses	$14,458	$17,085

Note 9.   Income Taxes

The income tax provision differs from the amount computed by applying the U.S. Federal income tax rate of 35% to loss before taxes as a result of the following:

	Three months ended March 31,
	2010	2009
	(Dollars in thousands)

Theoretical Federal income tax from continuing operations at statutory rate of 35%	$(2,929)	$(3,986)
Valuation allowance	1,984	—
Tax-free Bermuda-domiciled loss	164	581
Tax-exempt investment income	(36)	(271)
Share-based compensation	118	368
Other	34	104
Income tax benefit from continuing operations	$(665)	$(3,204)

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements - (Continued)

In the fourth quarter of 2009, the Company evaluated its net deferred tax assets for recoverability and considered the relative impact of negative and positive evidence, including historical profitability and projections of future taxable income within the foreseeable future and recorded a full net deferred tax valuation allowance at December 31, 2009.  The Company continues to conclude that estimated future taxable income and certain tax planning strategies no longer constituted sufficient positive evidence to conclude that it is more likely than not that its net deferred tax assets would be realizable in the foreseeable future.  Consequently, the Company continues to carry a non-cash full valuation allowance on its net deferred tax asset of $18.5 million at March 31, 2010.

Note 10. Variable Interest Entity

The Company is a sponsor that has a variable interest in CRM USA Holdings Trust I (“Trust”).  The Trust was established for the sole purpose of issuing capital and common securities.  On November 14, 2006, the trust issued $35.0 million of Trust capital securities and $1.1 million of Trust common securities and invested the proceeds in junior subordinated debt obligations (“Junior Debt”) issued by the Company in the aggregate principal amounts of $36.1 million.  The Junior Debt is the sole asset of the Trust.  The capital and common securities of the Trust, representing the undivided beneficial ownership interests in the assets of the Trust, have no stated maturity and must be redeemed upon maturity of the Junior Debt securities. The Trust is to make quarterly distributions on the capital and common securities at a fixed annual rate of 8.65% until December 15, 2011 and after such date at a fixed spread of 3.65% above 3-month London Interbank Offer Rate per annum.  The common securities are held by the Company and represent 100% of the issued and outstanding common securities of the Trust. They are reflected as investment in unconsolidated subsidiary in the Company’s consolidated balance sheets.

The terms of the Junior Debt allow the Company to defer payment of interest for up to twenty consecutive quarterly periods.  Beginning on December 15, 2009, the Company elected to defer its regularly scheduled quarterly interest payments on its Junior Debt, but continues to accrue expense for interest owed at a compounded rate.  Accordingly, the Trust is also deferring quarterly distributions on its capital and common securities.  Accrued interest payable on the Junior Debt of $1.7 million and $0.8 million is included in other liabilities in the consolidated balance sheets at March 31, 2010 and December 31, 2009, respectively.

The Company evaluated whether the Trust should be consolidated under the framework established in the consolidation guidance.  Since the Company does not absorb significant losses from the Trust, the Company is not the primary beneficiary of the Trust and as a result, does not consolidate the Trust.

In addition, the Company and CRM USA Holdings have guaranteed the repayment of the capital securities of the Trust.  This guarantee will remain in place until the full redemption of the capital securities and does not represent a variable interest as the Company is guaranteeing its own performance.  Therefore, the Company is not the primary beneficiary and does not consolidate the Trust.

Finally, the Company is involved in the normal course of business with VIEs primarily as a passive investor in government sponsored entity mortgage-backed securities. The Company is not the primary beneficiary of these VIEs. The Company’s maximum exposure to loss with respect to these investments is limited to the investment carrying values included in the Company’s consolidated balance sheet.

Note 11.  Contingencies

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

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements - (Continued)

The Company has cooperated fully with the NY Attorney General’s investigation. To our knowledge, the NY Attorney General has not commenced a lawsuit against the Company, its subsidiaries or any of the Company’s current or former directors or officers. The Company cannot currently predict when the NY Attorney General will conclude its investigation, commence a lawsuit, what, if any, action may be taken by the NY Attorney General, or the effect any such action may have on our business reputation, results of operations, financial condition or cash flows.

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

New York State Workers’ Compensation Board Inspector General Investigation

On or about January 9, 2009, Majestic’s underwriting department received a subpoena from the New York State Workers Compensation Board Office of the Fraud Inspector General. The subpoena requested production of various documents related to the issuance of excess workers’ compensation and employers’ liability policies by Majestic to the Elite Contractors Trust of New York. On May 8, 2009, CRM Holdings and Twin Bridges received a subpoena from the New York State Workers’ Compensation Board Office of Fraud Inspector General. The subpoena requested documents related to quota share agreements and a novation agreement among Twin Bridges, NY Marine and General and Majestic. The subpoenas were captioned In the Matter of Compensation Risk Managers, LLC and were assigned Inspector General Case No. 38839. To our knowledge, the Inspector General has not commenced any action against CRM or any of its affiliates. The Company cannot currently predict when the New York State Workers’ Compensation Board Office of Fraud Inspector General will conclude its review, what, if any, action may be taken by the Office of Fraud Inspector General, or the effect any such action may have on the Company’s business reputation, results of operations, financial condition or cash flows.

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

Litigation Involving New York Group Self-Insured Trusts

H.C.F.A. Associates Corp. v. Compensation Risk Managers, LLC. On April 9, 2007, H.C.F.A. Associates Corp. and 17 related companies, all of which were members or former members of HITNY, sued HITNY and CRM in New York State Supreme Court, Ulster County, alleging, among other things, that HITNY and CRM failed to fulfill their obligations in connection with providing workers’ compensation claims services. CRM answered the complaint, denying the plaintiffs’ material allegations. The court established a discovery schedule on September 22, 2008, and discovery is currently proceeding.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements - (Continued)

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

In November 2009, the plaintiffs served an amended complaint which sought damages, in an undetermined amount, from CRM arising from allegations that CRM breached its fiduciary duties to the plaintiffs. The plaintiffs sought to bring their claim derivatively on behalf of WRWCTNY.  In March 2010, the court granted CRM’s motion to dismiss the plaintiffs’ amended complaint.  The court determined that the plaintiffs’ claims were derivative, and as such, the plaintiffs lack standing to sue, because the New York State Workers’ Compensation Board had commenced an action against CRM as successor interest to the WRWCTNY, as discussed below under the heading “New York State Workers Compensation Board v. Compensation Risk Managers, LLC et al.”

FS Kids LLC, et al. v. Compensation Risk Managers, LLC. On November 24, 2008, FS Kids, LLC, Mask Foods, Inc., Valu Home Centers, Inc., KBLM Foods, Inc., KDJB Foods, Inc., Gaige & Son Grocery, Inc., TJ’s Market, Inc., BB&T Supermarkets Inc., BNR-Larson, LLC, and Gift Express of New York, Inc., all of which were former members of WRWCTNY, on their own behalf and on behalf of all others similarly situated, sued CRM in New York Supreme Court, Erie County. On August 26, 2009, the plaintiffs filed an amended complaint seeking class action certification and alleging that CRM: (1) breached its contract with WRWCTNY; (2) breached its duty of good faith and fair dealing owed to WRWCTNY; (3) breached its fiduciary duties owed to WRWCTNY; (4) was negligent in administering WRWCTNY; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages arising from the plaintiffs’ joint and several liability for the deficit of WRWCTNY which, as of September 30, 2007, was estimated at $19 million, and from any unpaid claims of the plaintiffs’ injured employees in an amount presently undetermined. In September 2009, CRM filed a motion to dismiss the plaintiffs’ amended complaint. CRM’s motion to dismiss was denied by the court on March 11, 2010.

Following the court’s decision, in April 2010, CRM submitted an application to the New York State Litigation Coordinating Panel, seeking to coordinate pretrial proceedings in the following lawsuits before a single justice of the New York State Supreme Court, Albany County: (1) FS Kids LLC, et al. v. Compensation Risk Managers, LLC; (2) Armstrong Brands, Inc., et al. v. Compensation Risk Managers, LLC; (3) Arlen Senior Contracting of Central Islip, LLC, et al. v. Compensation Risk Managers, LLC; (4) 70 Sheldon Inc., et al. v. Compensation Risk Managers, LLC; (5) Healthcare Industry Trust of New York, et al. v. Compensation Risk Managers, LLC, et al.; (6) New York State Workers Compensation Board v. Compensation Risk Managers, LLC et al.; and (7) any future lawsuits which relate to CRM’s administration of group self-insured trusts in the State of New York. In connection with CRM’s application, the Litigation Coordination Panel issued an order staying each of the lawsuits for which coordination was sought pending the Panel’s decision. CRM’s application is currently pending before the Panel.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements - (Continued)

Armstrong Brands, Inc., et al. v. Compensation Risk Managers, LLC. On March 6, 2009, Armstrong Brands, Inc., Metal Cladding, Inc., TREK, Inc., Petri Baking Products, Inc., Time Cap Laboratories, Inc., Custom Coatings, Inc., GPM Associates, LLC, d/b/a Forbes Products, PJR Industries, Inc., d/b/a Southside Precast Products, Lakeshore Metals, Inc. Duro-Shed, Inc., Tooling Enterprises, Inc. Northeast Concrete Products, Inc., d/b/a Concrete Building Supply and Superior Steel Studs, Inc., all of which were former members of Trade Industry Trust Workers’ Compensation Trust for Manufacturers (the “Trade Trust”), on their own behalf and on behalf of all others similarly situated, sued CRM in New York State Supreme Court, Erie County. The lawsuit seeks class action certification and alleges that CRM: (1) breached its contract with the Trade Trust; (2) breached its duty of good faith and fair dealing owed to the Trade Trust; (3) breached its fiduciary duties owed to Trade Trust; (4) was negligent in administering the Trade Trust; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages (a) arising from the plaintiffs’ joint and several liability for the deficit of the Trade Trust which, as of December 31, 2006, was estimated at $4.9 million, (b) from any unpaid claims of the plaintiffs’ injured employees in an amount presently undetermined, (c) from potentially being liable for the costs of liquidation charged or to be charged by the WCB, and (d) from fees paid by the plaintiffs and the Trade Trust to CRM pursuant the service agreement between CRM and the Trade Trust. On August 17, 2009, CRM filed a motion to dismiss the plaintiffs’ complaint, and in response to CRM’s motion, on November 10, 2009, the plaintiffs filed an amended complaint alleging substantially the same claims and damages as contained in their original complaint. The lawsuit is currently stayed pursuant to the Litigation Coordination Panel’s Order as discussed above, and CRM will have 20 days to respond to the complaint once the stay is lifted.

Arlen Senior Contracting of Central Islip, LLC, et al. v. Compensation Risk Managers, LLC. On August 18, 2009, Arlen Senior Contracting of Central Islip LLC, Anchor Building Maintenance Corp., Conifer Realty, LLC, Constanza Enterprises, Inc., Court Plaza Senior Apartments, L.P., John Wesley Village II, Midland Management, LLC, Niagara River World, Inc., Plattsburgh Airbase Redevelopment Corp., and Wen Management Corp., all of which were former members of the Real Estate Management Trust of New York (the “Real Estate Trust”), on their own behalf and on behalf of all others similarly situated, sued CRM in New York State Supreme Court, Erie County. The lawsuit seeks class action certification and alleges that CRM: (1) breached its contract with the Real Estate Trust; (2) breached its duty of good faith and fair dealing owed to the Real Estate Trust; (3) breached its fiduciary duties owed to the Real Estate Trust; (4) was negligent in administering the Real Estate Trust; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages (a) arising from the plaintiffs’ joint and several liability for the deficit of the Real Estate Trust which, as of December 31, 2006, was estimated at $1.6 million, (b) from any unpaid claims of the plaintiffs’ injured employees in an amount presently undetermined, (c) from potentially being liable for the costs of liquidation charged or to be charged by the WCB, and (d) from fees paid by the plaintiffs and the Real Estate Trust to CRM pursuant the service agreement between CRM and the Real Estate Trust. On October 20, 2009, CRM filed a motion to dismiss the plaintiffs’ complaint. The lawsuit is currently stayed pursuant to the Litigation Coordination Panel’s Order as discussed above, and the plaintiffs will have 20 days to respond to CRM’s motion once the stay is lifted.

70 Sheldon Inc., et al. v. Compensation Risk Managers, LLC. On August 20, 2009, 70 Sheldon, Inc., Advance Relocation Storage, Inc., All County Bus, LLC, Alpha Services of Westchester, Inc., A. T. & A. Trucking Corp., B. Pariso Transport, Inc., Carmen M. Pariso, Inc., Covered Wagon Train, Inc., Exclusive Ambulette Service, Inc. Ficel Transport, Inc., North Shore Ambulance and Oxygen Service, Inc., Rivlab Transportation Corp., Woodland Leasing Co., Inc., all of which were former members of the Transportation Industry Workers’ Compensation Trust (the “Transportation Trust”), on their own behalf and on behalf of all others similarly situated, sued CRM in New York State Supreme Court, Erie County. The lawsuit seeks class action certification and alleges that CRM: (1) breached its contract with the Transportation Trust; (2) breached its duty of good faith and fair dealing owed to the Transportation Trust; (3) breached its fiduciary duties owed to the Transportation Trust; (4) was negligent in administering the Transportation Trust; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages (a) arising from the plaintiffs’ joint and several liability for the deficit of the Transportation Trust which, as of December 31, 2006, was estimated at $6.1 million, (b) from any unpaid claims of the plaintiffs’ injured employees in an amount presently undetermined, (c) from potentially being liable for the costs of liquidation charged or to be charged by the WCB, and (d) from fees paid by the plaintiffs and the Transportation Trust to CRM pursuant the service agreement between CRM and the Transportation Trust. On October 20, 2009, CRM filed a motion to dismiss the plaintiffs’ complaint. The lawsuit is currently stayed pursuant to the Litigation Coordination Panel’s Order as discussed above, and the plaintiffs will have 20 days to respond to CRM’s motion once the stay is lifted.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements - (Continued)

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

On March 12, 2010, the plaintiffs filed an amended complaint which contains substantially the same allegations as the original complaint, but seeks to add additional claims, including: (i) the imposition of a constructive trust upon certain assets of CRM, its affiliated entities and two former director and officers; (ii) an accounting to determine the amount and location of any assets improperly obtained by CRM, its affiliated entities and two former directors and officers; (iii) indemnification from CRM for amounts paid by plaintiffs; and (iv) an injunction pursuant to New York’s Debtor and Creditor Law restraining the disposition and appointing a receiver to take charge of the property of CRM Holdings and two former directors and officers and the setting aside of certain payments. The plaintiffs have granted CRM and its affiliates an unlimited extension of time to respond to the complaint, which may be revoked on 20 days notice. The lawsuit is currently stayed pursuant to the Litigation Coordination Panel’s Order as discussed above.

New York State Workers Compensation Board v. Compensation Risk Managers, LLC et al.  In December 2009, the New York State Workers’ Compensation Board commenced a lawsuit on its own behalf and in its capacity as successor in interest to seven of the eight workers’ compensation self-insured groups in New York previously managed by CRM. The New York State Workers’ Compensation Board’s lawsuit, brought in Supreme Court of the State of New York, Albany County, alleges that CRM, CRM Holdings, its subsidiaries and certain directors and officers breached fiduciary duties owed to the self-insured groups, breached contracts between CRM and the self-insured groups, breached duties of good faith and fair dealing owed to the self-insured groups, engaged in fraudulent activities in administering the self-insured groups, engaged in deceptive business practices and advertising, and were unjustly enriched. In March 2010, New York State Workers’ Compensation Board amended its complaint to include the Elite Contractors Trust of New York, the eighth workers’ compensation self-insured group previously administered by CRM, as a plaintiff.  The amended complaint alleges that the New York Workers’ Compensation Board and the self-insured groups have suffered damages in an amount that is not currently ascertainable, but which is believed to exceed $472 million. In March 2010, CRM and affiliated defendants stipulated to accept service of the amended complaint, and in connection therewith, the parties simultaneously entered into a four month standstill agreement, which extended the defendants’ time to respond until August 2010. The lawsuit is currently stayed pursuant to the Litigation Coordination Panel’s Order as discussed above.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements - (Continued)

Securities Class Action

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

In April 2010, the plaintiffs filed a motion for the appointment of lead plaintiffs and the approval of lead class counsel. The plaintiffs’ motion is currently pending before the court. The Company and defendant directors and officers have been served with the complaint and will have 60 days to respond once the plaintiffs file a consolidated amended complaint.

Potential Litigation Involving the Plastic Manufacturers Self Insurance Program

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

Potential Litigation Involving the Contractors Access Program

In April 2005, Cornerstone Program Management & Insurance Services (Cornerstone), the former general agent for the Contractors Access Program (CAP), a self-insured group formerly managed by CRM CA, commenced litigation against CAP, CRM and CRM CA in a case entitled Rierden, et al v. Compensation Risk Managers, LLC, et al. On September 6, 2006, CRM, CRM CA and CAP entered into a Confidential Settlement and Mutual Release Agreement (the Settlement Agreement) with Cornerstone and its affiliates. All settlement payments due under the Settlement Agreement were paid and the litigation was dismissed on December 31, 2006. Thereafter, on June 5, 2008, CRM CA and CAP entered into an Amendment to the Contractors Access Program of California Service Agreement. Under this amendment, CRM CA agreed to pay $2.0 million to CAP in five approximately equal annual payments commencing on or about July 1, 2009. In consideration thereof, CAP agreed to assume the remaining amount of the award in connection with the Cornerstone lawsuit and Settlement Agreement.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements - (Continued)

In February 2010, CRM CA was contacted by an attorney representing CAP regarding the settlement of the Cornerstone lawsuit and the Service Agreement amendment between CRM CA and CAP. CAP’s attorney asserted that it appears that CRM CA has a current outstanding obligation to CAP of approximately $4.0 million, and has asserted that this sum was paid by CAP to Cornerstone allegedly at the direction of CRM CA solely to serve the interests of CRM CA. The attorney alleged that the repayment and amendment to the Service Agreement were not properly negotiated and that all payments or credits have not been made. Consequently, CAP demanded that, under the circumstances surrounding the litigation with Cornerstone and the terms of the repayment plan, CRM CA should immediately deposit $4.0 million with CAP, and if CRM CA fails to do so, a lawsuit may be commenced. CRM CA disagrees with CAP’s assertions and intends to vigorously contest CAP’s claim for $4.0 million and any subsequent litigation that may arise.

In October 2009, CAP voted to voluntarily terminate active operations effective January 1, 2010. Beginning in 2009, CAP had been unable to maintain assets that exceeded its liabilities, and CAP formulated a members’ deficit reduction plan which was approved by the California Department of Industrial Relations. Thereafter, in February 2010, CAP began to experience liquidity issues, based, in part, on California’s regulations governing the posting of securities for self-insured groups. As a result of the liquidity issues, the Department of Industrial Relations required CAP to report weekly on assessments received from members to their deficit reduction plan, account balances, deposits and withdrawals, and to seek regulatory approval for payments made for all payables other than workers’ compensation benefits. As of December 31, 2009, CAP’s members’ deficit was estimated at $22.0 million, excluding the effects of recently billed member assessments. In April 2010, it was reported that litigation may be commenced concerning CAP’s members’ deficit, and it is possible that such litigation could include claims against CRM CA and its affiliates. CRM CA intends to vigorously contest any claims relating to CAP’s members’ deficit and any litigation that may arise.

Note 12.  Subsequent Events

Effective April 1, 2010, Majestic and certain insurance subsidiaries of AmTrust Financial Services, Inc. (AmTrust), entered into a 90% quota share agreement covering underwriting, claims management and administration of workers’ compensation insurance in the western states of California, Arizona, Nevada and Oregon (covered business). Under the quota share agreement, Majestic will assume 90% of the first $500 thousand of losses and loss adjustment expenses from any single occurrence under the covered business and AmTrust will cede 90% of the applicable premiums to Majestic. Majestic will provide to AmTrust security for its obligations in the form of a trust account, which may be combined with cash advances, funds withheld, letters of credit or a combination thereof. The agreement limits the amount of covered business to $40 million in any calendar year. Majestic will perform various management services for the covered business, including marketing, underwriting, issuance of polices, loss control, and claims handling. Majestic will reimburse AmTrust for costs associated with the covered business, including commissions, taxes, assessments and all other expenses other than allocated loss adjustment expenses. In addition, AmTrust will receive a 7.0% ceding commission from Majestic.

The quota share agreement has an initial term from April 1, 2010 to December 31, 2011, with successive calendar year renewals thereafter. AmTrust has the right to terminate the agreement (1) on 120 days prior written notice, (2) on 30 days prior written notice if Majestic experiences a loss of 20% or more of its policyholders’ surplus or shareholder funds during any twelve month period and upon other contractually defined circumstances, or (3) immediately if Majestic becomes insolvent, is unable to pay its debts, is placed in conservation, rehabilitation or liquidation or has a receiver appointed.

The agreement between Majestic and AmTrust is expected to help Majestic retain and compete for rating sensitive business, in light of A.M. Best’s downgrade of Majestic’s financial strength rating from “A-” to “B++” in December 2009.

CRM Holdings, Ltd.

Notes to Consolidated Financial Statements - (Continued)

Change of the Company’s Name

On May 5, 2010, the Company held its 2010 Annual General Meeting of Shareholders at which the Company’s shareholders voted on and approved changing the name of the Company from “CRM Holdings, Ltd.” to “Majestic Capital, Ltd.”  The name change requires approval of the Bermuda Registrar of Companies, which is expected to occur during May 2010.

NASDAQ Delisting/Reverse Share Split

The Company’s common shares are currently listed on the NASDAQ Global Select Market. On November 10, 2009, the Company received notice from the NASDAQ Stock Market stating that for 30 consecutive business days, the bid price of the Company’s common shares had closed below the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Global Select Market under Marketplace Rule 5450(a)(1). In light of the notice from Nasdaq, at the Company’s 2010 Annual General Meeting of Shareholders, the Company ‘s shareholders voted on approved to authorize the Board of Directors, in its discretion, to effect a reverse share split of the Company’s common and Class B shares within a range of 1-for-5 shares to 1-for-10 shares, at any time prior to November 5, 2010. The primary purpose of the reverse share split is to increase the per share trading price of the Company’s common shares. The Company is considering what actions it may take in order to regain compliance with the continued NASDAQ Stock Market listing requirements, including, if necessary, execution of the authorized reverse share split.

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

The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying our forward-looking statements:

•	the cyclical nature of the insurance and reinsurance industry;

•	premium rates;

•	investment results;

•	legislative and regulatory changes;

•	the estimation of loss reserves and loss reserve development;

•	reinsurance may be unavailable on acceptable terms, and we may be unable to collect reinsurance;

•	the status or outcome of legal and/or regulatory proceedings;

•	the occurrence and effects of wars and acts of terrorism;

•	the effects of competition;

•	failure to retain key personnel;

•	economic downturns;

•	natural disasters; and

•	the reasons discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the heading “Part II. — Item 1A — Risk Factors.”

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

Executive Summary

Our net loss from continuing operations for the first quarter of 2010 was $7.7 million compared to a net loss of $8.2 million for the first quarter of 2009. The major factors contributing to our current quarter net loss were:

•	a decrease in net earned premiums;

•	an increased current accident year loss ratio and unfavorable loss reserve development on prior accident years; and

•	severance expense related to our workforce reduction.

Net Earned Premiums. Our net earned premiums declined during the first quarter of 2010.  This resulted from primarily three items: a downgraded A.M. Best rating, increased reinsurance, and difficult market conditions. First, in December 2009, A.M. Best downgraded Majestic’s financial strength rating from “A-” to “B++”. As a result, we were not able to retain and compete for certain rating sensitive business written on or after January 1, 2010. Second, we ceded a greater amount of premiums to third party reinsurers, based on increased costs associated with our excess of loss reinsurance treaty and a higher ceding percentage on our quota share reinsurance quarter-over-quarter. Third, ongoing weakness in business and economic conditions in the U.S. and competitive market and difficult pricing conditions in California, our largest market, adversely affected our quarter-over-quarter net earned premiums.

Losses and Loss Adjustment Expenses. Our losses and loss adjustment expense ratio increased to 106% for the first quarter of 2010 from 81% for the first quarter 2009. The higher loss ratio resulted from a higher current accident year loss ratio and unfavorable loss reserve development on prior accident years. Our current accident year loss ratio was higher quarter-over-quarter due to decreased net earned premiums, the impact of lower ceding commission income on our loss adjustment expenses, and an increase in our claims severity trends on primary insurance policies underwritten in California. Our adverse development on prior accident years was primarily from claims in California, New York and New Jersey during accident year 2009 and claims in New York for accident year 2008. We sought growth in 2008 and reduced prices to achieve that growth, amidst a softening market and deteriorating economic conditions.

Employee Severance. During the first quarter of 2010, we decided to reduce our workforce by 15%, or 29 employees, the majority of which were located in Poughkeepsie, New York.  This reduction, which was effective April 2, 2010, reflects the decrease in premium levels experienced by the our insurance subsidiaries and is designed to better align our workforce to current business levels, properly manage our expenses, and support our business strategy going forward. We recorded a pre-tax charge of $0.4 million for the cost of severance and related costs in general and administrative expenses during the first quarter of 2010. We expect the workforce reduction to yield annualized pre-tax expense savings of approximately $2.6 million.

Factors Influencing Our Future Performance. Our 2010 operating results and financial conditions could be adversely affected by many factors including:

•
The downgrade of Majestic’s A.M. Best financial strength rating to “B++” (Good) from “A-” (Excellent) in December 2009 may continue to negatively affect the volume of our premiums.  Based on the downgrade, we are unable to compete for and retain rating sensitive business. A.M. Best’s rating actions reflected its concern over the potential impact on Majestic from the regulatory and litigation issues we face, the sizeable deterioration in our overall earnings, and the increased level of dependence on Majestic to support holding company operations. Our financial strength rating will remain under review until these items can be evaluated further.

•
Based on the downgrade in our A.M. Best rating, we entered into a strategic alliance through a quota share reinsurance agreement with AmTrust, effective April 1, 2010, which we expect to help us retain and compete for rating sensitive business. For further information on our agreement with AmTrust, see above under the heading “Item 1. Financial Statements – Note 12. Subsequent Events.”  In addition to AmTrust, we may seek to partner with other insurance carriers with which we can align to provide our customers an A.M. Best “A-” or better rating.

•
We are subject to an investigation and potential litigation by the NY Attorney General in connection with CRM’s self-insured group administration practices and our initial public offering in December 2005. In addition, the closure of our self-insured groups and our discontinued New York fee-based management services business has resulted in several lawsuits against us.

•
Lingering effects of soft insurance market pricing could continue to affect growth rates and earned premium levels through the remainder of 2010, and perhaps later, depending on when insurance market conditions improve. These conditions continue to weaken loss ratios and hamper near-term profitability. Economic factors, including inflation, may increase our claims and settlement expenses related to medical care.

•	The weak economy may continue to affect policyholders by deflating insured payrolls, and until the economy significantly strengthens, we may not see significant premium growth.

•	Our premium growth also may lag as we seek to increase premium rates and take corrective underwriting actions in certain areas of our business.

•
The California insurance marketplace could remain competitive, which could cause carriers to pursue strategies that they believe could lead to economies of scale, market share gains or the potential for an improved competitive posture.

Strategic Alternatives. We have formed a Special Committee of the Board of Directors and retained Macquarie Capital to explore strategic alternatives to strengthen our capital position. Alternatives could include, but may not be limited to, a sale, merger or other business combination, a sale of shares or other recapitalization, a joint venture arrangement, the sale or spin off of assets, or the continued execution of our business plan. There can be no assurance that the exploration of strategic alternatives will result in any transaction, or that, if completed, any transaction will be on attractive terms.

Workers’ Compensation Insurance Market Conditions

Our business is affected by the trends of the workers’ compensation insurance market. The workers’ compensation insurance market has historically fluctuated with periods of low premium rates and excess underwriting capacity resulting from increased competition, followed by periods of high premium rates and shortages of underwriting capacity resulting from decreased competition. Our revenues have historically been generated primarily in California and New York.

Our Insureds’ Payroll Levels. Our primary insurance premiums are ultimately determined by the policyholder’s aggregate payroll. Based on the recession in the U.S. during 2008 and 2009, we have seen a rise in unemployment, and as a result, we are experiencing a downward trend in the payroll levels of our insureds. Consequently, this downward trend in payrolls has resulted in a downward trend of our net earned premiums. Until unemployment declines, we may continue to experience a downward trend in our insureds’ payrolls and our net earned premiums. To the extent that payroll levels on insureds’ policies continue to decline as a result of the recession, our actual premiums earned may be less than expected.

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

Between 2004 and 2007, California benchmark rates experienced a significant downward trend, which resulted in soft market conditions. The reduction in rates was based on legislative reforms adopted by California in 2003 and 2004, which had the goal of reducing over time the medical and indemnity expenses incurred by insurance companies under workers’ compensation policies. The benchmark rates in California fell 63% percent since their high in 2003. Beginning in 2008, market conditions indicated a stabilizing to California’s benchmark rates. However, the pricing in the California market has remained soft. The significant benchmark rating actions since 2008 have included:

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

•
In October 2008, the Commissioner rejected WCIRB’s recommendation of a 16% increase to the workers’ compensation benchmark rates and instead recommended a 5% increase. The WCIRB’s recommended increase was based primarily on rising medical costs and loss adjustment expenses.

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

•
In April 2010, the WCIRB decided to not recommend an increase to the workers’ compensation benchmark rates effective July 1, 2010. However, the WCIRB noted that, based on analysis of December 31, 2009 data, the claims cost benchmark in California showed an overall claims cost increase of 21.1%.

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

Principal Revenue and Expense Items

Our revenues consist primarily of the following:

Net Premiums Earned. Gross premiums written include all direct premiums billed during a specified policy period and assumed premiums written.  Assumed premiums written are premiums from third party companies or authorized state mandated pools.  Net premiums written is the difference between gross premiums written and premiums ceded or paid to affiliate or third party reinsurers.

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

Fee-Based Management Services. Our fee-based management services revenues include management fees received from self-insured groups for management services.  Our fees are based on a percentage of premiums paid by members to the self-insured groups.

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

Our expenses consist primarily of the following:

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses reflect our best estimate, using various actuarial analyses, of ultimate losses and loss adjustment expenses, net of any reinsurance recoverables, we expect to incur on each primary insurance and reinsurance contract written. Actual losses and loss adjustment expenses will depend on actual costs to settle our claims and the actual expenses incurred in settling the claims. Our loss adjustment expenses include amounts for allocated loss adjustment expenses (ALAE) and unallocated loss adjustment expenses (ULAE).

Policy Acquisition Costs. Policy acquisition costs consist principally of commissions, premium taxes and certain underwriting and other policy issuance costs related to the production of new and renewal business.

Other Underwriting Expenses. Other underwriting expenses consist of personnel expenses, including severance expense of our insurance operations, insurance and other general and administrative expenses of our insurance subsidiaries.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel expenses, including corporate severance expense, fees paid to general agents and brokers for binding the coverage of members in the self-insured groups we manage, professional fees and other public company operating costs.

Change in Reportable Segments

We previously reported our results in four operating segments: primary insurance (Majestic), reinsurance (Twin Bridges), fee-based management services (CRM CA), and corporate and other (CRM Holdings, CRM USA Holdings and Embarcadero). Effective January 1, 2010, we have reflected changes in segment reporting and no longer reports multiple segments. The change from reporting four reportable segments to a single segment reflects our current business activities and organizational changes. The prior period presented has been restated to conform to the current period presentation.

The changes in segment reporting include our primary insurance and reinsurance segments, Majestic and Twin Bridges, being aggregated into a single “risk-bearing” segment in accordance with the framework established by segment reporting guidance. Twin Bridges is reinsuring only risk underwritten at Majestic, both use independent agents/brokers to underwrite business, and both Majestic and Twin Bridges, as insurance companies, share a similar regulatory environment. Further, the operations of our fee-based segment, CRM CA, have continued to decline, and at March 31, 2010, CRM CA was actively managing one self-insured group and providing administrative services to two inactive self-insured groups. Accordingly, the revenue, results of operations and total assets of CRM CA fall below the quantitative threshold required for it to be a reportable segment. Lastly, CRM Holdings, CRM USA Holdings and Embarcadero have no revenues and are not viewed as a discrete operation for decision-making purposes. Therefore, we have determined that the corporate segment is not a reportable segment.

Critical Accounting Policies and Estimates

We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the three months ended March 31, 2010 and 2009. We believe that the accounting policies set forth in the Notes to our Consolidated Financial Statements and “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements.

Going Concern

The financial statements presented in Item 1 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets nor relating to the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

At and for the three months ended March 31, 2010, we had a consolidated retained deficit of $19.1 million and a loss from continuing operations before taxes of $7.7 million. As a result, management continues to evaluate whether we have the ability to continue as a going concern. In its analysis, management analyzes each subsidiary company to determine whether it has sufficient assets to meet its obligations as they become due in the foreseeable future.

Our insurance subsidiary, Majestic, experienced an operating loss before income taxes of $6.1 million for the three months ended March 31, 2010, and it had $305.7 million in cash and invested assets, $24.6 million in retained earnings, and total shareholders’ equity of $78.5 million.  Our reinsurance subsidiary, Twin Bridges, had operating income of $0.4 million for the three months ended March 31, 2010, cash and invested assets of $17.3 million, $20.3 million in additional paid in capital, and total shareholders’ equity of $19.1 million.  Consequently, management concluded that both Majestic and Twin Bridges had sufficient liquid assets to meet their obligations as they become due in the foreseeable future.

CRM Holdings, CRM USA Holdings and Embarcadero (the Holding Companies) generate no revenues and are obligated to pay expenses related to debt service, public company and other general corporate overhead expenses.  The Holding Companies rely upon dividends and/or distributions of capital from their subsidiaries to meet these obligations. However, as regulated insurance companies, Majestic and Twin Bridges, are subject to significant regulatory restrictions limiting their ability to declare and pay dividends and/or distribute capital as described in Note 21 of the notes to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

In addition, our fee based subsidiary CRM CA has declining cash flows due to the closure of and decline in premiums under management of the self-insured groups it manages.  Finally, CRM NY and Eimar have no operating cash inflows or outflow as they are classified as discontinued operations, but continue to have legal defense and contractual obligation payments.

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

•	Management has obtained approval from the Bermuda Monetary Authority for its Twin Bridges subsidiary to pay a substantial distribution of surplus to the parent company in 2010.

•
Management will continue its past approved practice under its Form D filing with the California Department of Insurance of allocating expenses from the domestic Holding Companies to the insurance entity, Majestic.

•
Management continues to implement cost cutting measures at the Holding Companies which include pay cuts for executive management and the Board of Directors, which were effective January 1, 2010, and the reduction in work force described in “Item 1 – Financial Statements – Note 3. Employee Severance.”  Further cost cutting measures at the Holding Companies and operating companies are also commencing.

•	We entered into a quota share reinsurance agreement with AmTrust to minimize the loss of clients that require policies issued by an A-rated insurance company.

Based on this plan, management has concluded that the Holdings Companies as well as the operating companies and discontinued operations will have sufficient cash to meet their obligations as they become due in the foreseeable future.

It is possible, however, that the actual results of one or more of management’s plans could be materially worse than anticipated, or that one or more of management’s significant judgments or estimates concerning the risks and uncertainties affecting us could prove to be materially incorrect. As a result of any of the foregoing, there could be substantial doubt about our ability to continue as a going concern, unless we are able to obtain sufficient financing, as to which there can be no assurances. If we fail to execute our plan or otherwise resolve the matter, we would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the U.S. Bankruptcy Code or Bermuda Companies Act.

Results of Operations

	Three months ended March 31,
	2010	2009
	(Dollars in thousands)

Written premiums
Gross premiums written	$28,660	$40,008
Ceded premiums written	(14,898)	(17,225)
Net premiums written	$13,762	$22,783

Revenues
Net premiums earned	$13,638	$21,142
Fee-based income	270	1,674
Investment income	2,811	3,250
Total revenues	16,719	26,066

Expenses
Losses and loss adjustment expenses	14,458	17,085
Policy acquisition costs	3,022	3,906
Other underwriting expenses	4,448	6,865
General and administrative expenses	2,068	8,700
Interest expense	1,091	900
Total expenses	25,087	37,456

Loss from continuing operations before income taxes	(8,368)	(11,390)
Tax provision (benefit) from continuing operations	(665)	(3,204)
Loss from continuing operations	(7,703)	(8,186)

Loss from discontinued operations	(175)	(203)

Net Loss	$(7,878)	$(8,389)

GAAP Combined Ratio
Loss and loss adjustment expense ratio(1)	106.0%	80.8%
Underwriting expense ratio(2)	54.8%	50.9%
GAAP combined ratio(3)	160.8%	131.7%

(1)
The loss and loss adjustment expense ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. When the calendar year loss and loss adjustment ratio is adjusted to exclude prior period items, such as loss reserve development, it becomes the “accident year loss ratio,” a non-GAAP financial measure.

(2)	The underwriting expense ratio is calculated by dividing the total of policy acquisition costs and other underwriting expenses by net premiums earned.
(3)
The GAAP combined ratio is the sum of the loss and loss adjustment expense ratio and the underwriting expense ratio. The GAAP combined ratio is a key measurement of profitability traditionally used in the property-casualty insurance business.

Gross Premiums Written. Gross premiums written decreased $11.3 million, or 28%, to $28.7 million in the first quarter of 2010, as compared to $40.0 million in the first quarter of 2009.  Of this decrease, $9.7 million was attributable to primary insurance policies and $1.6 million was attributable to excess insurance policies.  Geographically, our gross premiums written were:

	Three Months Ended March 31,
	2010		2009
	(Dollars in thousands)
California	$21,081	74%	$24,981	62%
New York/New Jersey	6,148	21%	12,798	32%
Others	1,431	5%	2,229	6%
Total	$28,660	100%	$40,008	100%

Despite a 10% increase in our current quarter average premium rate per policy, our gross written premiums decreased as compared to the same period last year.  This decrease was primarily due to:

•
The December 2009 downgrade of Majestic’s financial strength rating to “B++” from “A-”. The downgrade impeded our ability to renew existing insureds who require an A- or better rating and attract new business in an already highly competitive marketplace.

•
We undertook underwriting actions on our New York and New Jersey primary policy business, and lowered our east coast in-force policy count by 46% for the first quarter of 2010 as compared to the first quarter of 2009.

•	A continuing weak economy resulting in reduced payroll levels of our insureds. Our current year payroll exposure is 24% lower for the first quarter of 2010 as compared to the first quarter of 2009.

The principal factors contributing to lower net written premiums on excess policies were a reduction in both the number of issued policies and reported payrolls.

Ceded Premiums Written. Ceded premiums written decreased $2.3 million, or 14%, to $14.9 million in the first quarter of 2010 as compared to $17.2 million in the first quarter of 2009.  This decrease was primarily due to the decrease in gross premiums written as discuss above, somewhat offset by a greater percentage of premiums ceded to reinsurers under quota share agreements in 2010 as compared to 2009.  Premiums ceded to external reinsurers under quota share agreements were in the following proportions in the first quarter of 2010 as compared to 2009:

	Three months ended March 31,
	2010	2009

Max Re(1)	13%	40%
Aspen/Axis(2)	34%	—
Total External Quota Share %	47%	40%

(1)
The cession percentages shown do not reflect the effects of amounts ceded under our excess of loss reinsurance treaty. For losses incurred between July 1, 2008 and June 30, 2009, Majestic entered into a 40% ceded quota share agreement with Max Re. For losses incurred between July 1, 2009 and June 30, 2010, Majestic entered into a 15% ceded quota share agreement with Max Re, excluding coverage for workers’ compensation business written by Majestic in New York. The cession percentage shown in the table for this agreement reflects an approximation of the exclusion of New York business.

(2)
The cession percentages shown do not reflect the effects of amounts ceded under our excess of loss reinsurance treaty. For losses incurred between July 1, 2009 and June 30, 2010, Majestic entered into a 43% ceded quota share agreement with Aspen Re and Axis. The cession percentage reflects the 80% placement with Aspen Re and Axis under the 43% quota share agreement.

Net Premiums Earned. Net premiums earned decreased $7.5 million, or 36%, to $13.6 million in the first quarter of 2010 as compared to $21.1 in the first quarter of 2009.  Of this decrease, $7.0 million is attributable to primary insurance policies and $0.5 million is attributable to excess insurance policies.

Geographically, our net premiums earned were:

	Three Months Ended March 31,
	2010		2009
	(Dollars in thousands)
California	$9,242	68%	$12,713	60%
New York/New Jersey	3,715	27%	7,156	34%
Others	681	5%	1,273	6%
Total	$13,638	100%	$21,142	100%

The decrease in our net earned premiums was based on the factors described above in “Gross Premiums Written,” and the continuing impact of premium refunds on expiring policies following the completion of payroll audits.

Fee-Based Income. Revenues from fee-based management services decreased $1.4 million, or 84%, to $0.3 million for the first quarter of 2010, from $1.7 million in the first quarter of 2009.  The decrease resulted from a reduction in the number of self-insured groups under management, and lower payrolls attributable to the members of the self-insured groups currently under management.

Net Investment Income. Net investment income decreased $0.4 million, or 14%, to $2.8 million in the first quarter of 2010, from $3.3 million in the first quarter of 2009.  Of this decrease, $0.3 million is attributable to a lower investment yield on our available-for-sale portfolio and $0.1 million is attributable to lower net realized gains in the first quarter of 2010 as compared to 2009.  The investment yield on our available for sale portfolio in the first quarter of 2010 was 3.7% as compared to 4.4% in the first quarter of 2009.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses decreased $2.6 million, or 15%, to $14.5 million in the first quarter of 2010, from $17.1 million in the first quarter of 2009.  The losses and loss adjustment expenses ratio was 106% in the first quarter of 2010 as compared to 81% in the first quarter of 2009.  Our losses and loss adjustment expenses did not decrease in the same proportion as the decrease in our net earned premiums, primarily due to an increased current year accident loss ratio.

Our loss and loss adjustment expense ratio for 2010 compared 2009 was higher quarter-over-quarter due to an increased current accident year loss ratio and the recognition of unfavorable development on prior period losses, as shown in the following table:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Loss ratio for current accident year losses	95%	75%
Loss ratio for prior accident year losses	11%	6%
Loss and loss adjustment expense ratio	106%	81%

The current accident year loss ratio for the first quarter of 2010 was 95%, compared to 75% for the first quarter of 2009.  The current accident year loss ratio was higher in 2010 compared to 2009 due to the effects of decreased net earned premiums, as discussed above in “Net Premiums Earned,” and the items shown in the following table:

	Three Months Ended March 31,
	2010	2009

Current accident year loss and ALAE ratio	78%	66%
Current accident year ULAE loss ratio	17%	9%
Current accident year loss ratio	95%	75%

Adjustments:
Subsequent period adjustment(1)	—	16%
Ceding commission for ULAE(2)	(6%)	—
Adjusted current accident year loss ratio	89%	91%

(1)
The subsequent period adjustment includes amounts for losses, ALAE and ULAE. The current accident year loss ratio recorded during the first quarter of 2009 of 75% was adjusted during subsequent periods in 2009 to 91%. This upward adjustment resulted from subsequent actuarial analysis reflecting higher than expected claims severity in California during accident year 2008, which led to the subsequent increase in the 2009 current accident year loss ratio.

(2)
The current accident year loss ratio was affected by the quota share reinsurance agreements in effect during the first quarter of 2010 compared to 2009. The current accident year loss ratio for the first quarter of 2010 was affected by the impact of having no ceding commission income to cover unallocated loss adjustment expenses, compared to 6% ceding commission income for the first quarter of 2009.

Our loss and adjustment expense ratio for the first quarter of 2010 was also affected by the recognition of unfavorable development on prior periods. We recognized $1.5 million of net unfavorable development on prior accident years in 2010, compared to $1.2 million of net unfavorable development on prior accident years in 2009.

During the first quarter of 2010, we had $2.0 million of unfavorable development in our primary insurance business offset by $0.5 million of favorable development in our excess insurance business.  Our unfavorable development was primarily from claims in New York, California and New Jersey during accident year 2009 and from claims in New York during accident year 2008. Our actual incurred and paid losses for these claims have developed higher than our actuarial projections at December 31, 2009. The favorable development in our excess business was predominantly in California, where losses above the self-insured retention have not emerged as expected.

During the first quarter of 2009, we had $1.8 million of net unfavorable development in our primary insurance business offset by $0.6 million of favorable development in our excess insurance business. Our unfavorable development was predominantly from policies underwritten in New Jersey during accident year 2008, where estimated average cost per claim increased. The favorable development in our excess business was predominantly in California as a result of favorable loss cost trends.

We have established loss reserves at March 31, 2010 that are based upon our current best estimate of loss costs.  Loss reserves do not represent an exact calculation of liability, but instead represent management’s best estimates, generally utilizing actuarial expertise and projection techniques, at a given accounting date. Reserves for losses and loss adjustment expenses are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability.  The methods for making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any adjustments are reflected in current operations.  For additional information regarding our reserves for losses and loss adjustment expenses, our processes for establishing the reserves and the risks associated therewith, see our Annual Report on Form 10-K for the year ended December 31, 2009 under the headings “Item 1. Business — Primary Insurance Segment — Reserves for Losses and Loss Adjustment Expenses,” “Item 1A. Risk Factors — Our loss reserves are based on estimates and may be inadequate to cover our losses,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Reserve for Losses and Loss Adjustment Expenses.”

Policy Acquisition Costs. Policy acquisition costs decreased $0.9 million, or 23%, to $3.0 million for the first quarter of 2010, from $3.9 million for the first quarter on 2009.  This decrease was primarily attributable to lower net earned premiums that resulted in a reduction in broker commissions and premiums taxes.  The decrease was offset by lower ceding commission income earned on quota share reinsurance agreements during the first quarter of 2010 as compared to the first quarter of 2009.

Other Underwriting Expenses. Other underwriting expenses decreased $2.4 million, or 35%, to $4.4 million in the first quarter of 2010, from $6.9 million in the first quarter of 2009.  The decrease was primarily attributable to:

•	a $1.4 million reduction in the reserves established for uncollectible premium and assessment receivables that resulted from underwriting actions taken in New York and New Jersey in 2009;

•	a $0.3 million reduction in our loss-based assessments related to the run-off of our business under the United States Longshore and Harbor Workers’ Compensation Act;

•	a $0.4 million reduction in professional fees that resulted from cost cutting measures initiated in the first quarter of 2010; and

•	a $0.6 million decrease that resulted from various other cost-cutting measures instituted during the first quarter of 2010.

These decreases were offset by $0.3 million of severance expense related to a portion of the work force reduction during the first quarter of 2010.

Despite the decreases in both policy acquisition costs and other underwriting expenses, the effects of reduced premium volume resulted in underwriting expense ratios of 55% and 51% for the first quarter of 2010 and 2009, respectively.

General and Administrative Expenses. General and administrative expenses decreased $6.6 million, or 76%, to $2.1 million in the first quarter of 2010, from $8.7 in the first quarter of 2009.  The decrease was attributable to:

•
the recognition of $5.3 million of severance expense related to our former co-chief executive officers during the first quarter of 2009, compared to $0.1 million of severance expense related to the remainder of the work force reduction during the first quarter of 2010;

•	a $0.7 million reduction in fees paid to general agents and brokers due to a decline in the groups under management and lower payrolls of the groups’ members;

•	a $0.3 million reduction in professional fees, which resulted from cost cutting measures initiated in the first quarter of 2009; and

•	a $0.4 million decrease in other general and administrative expenses that resulted from various other cost cutting measures institute during the first quarter of 2010.

Interest Expense. Interest expense increased $0.2 million, or 21%, to $1.1 million in the first quarter of 2010, from $0.9 million in the first quarter of 2009. The increase resulted from increased balances provided by third party reinsurers as collateral for unpaid ceded liabilities under reinsurance agreements.

Loss from Continuing Operations before Income Taxes. Loss from continuing operations before income taxes in the first quarter of 2010 was $8.4 million, compared to $11.4 million in the first quarter of 2009.  The decrease in our net loss was principally attributable to the reduction of operating expenses.

Provision for Income Taxes. We recorded an income tax benefit from continuing operations of $0.7 million in the first quarter of 2010, compared to $3.2 million in the first quarter of 2009. Our current quarter income tax benefit includes an increase in the valuation allowance established in 2009 with respect to the net deferred tax asset of our U.S. domiciled subsidiaries.  CRM Holdings and Twin Bridges, our Bermuda domiciled subsidiaries, are not subject to U.S. income taxation.

The income tax benefit for first quarter of 2009 included a current tax benefit of $2.9 million and a deferred tax benefit of $0.3 million. The current tax benefit was primarily due to the tax impact of operating losses of CRM USA Holdings and Majestic, offset by the tax impact of operating income of CRM CA.  The deferred tax benefit of $0.3 million was primarily due to temporary differences from net loss reserves, unearned premium reserves and deferred policy acquisition costs reported differently for financial statement purposes than for federal income tax purposes.

Discontinued Operations. We recorded net losses of $0.2 million from discontinued operations for both the first quarter of 2010 and 2009. As of September 8, 2008, we ceased to manage self-insured groups in New York and consequently stopped providing fee-based management services to those self-insured groups. In addition, we ceased providing medical bill review and case management services to self-insured groups and third party clients.  Accordingly, the results of CRM and Eimar are presented as discontinued operations.  For the first quarter of both 2010 and 2009, we recorded $0.2 million of legal defense costs related to the pending regulatory proceedings and litigation described in “Part I. Financial Information – Item 1. Financial Statements – Note 12. Contingencies.”

Net Loss. Consolidated net loss was $7.9 million for the first quarter of 2010, compared to $8.4 million for the first quarter of 2009. The decrease in our net loss is principally attributable to the reduction of in our loss from continuing operations, offset by a decrease in our income tax benefit.

Investment Portfolio

We invest the funds made available by our insurance and reinsurance subsidiaries’ capital and the net cash flows from operations, with the objective to earn income and realized gains on investments. At March 31, 2010, our investment portfolio, including short-term investments and cash and cash equivalents, totaled $328.5 million, as compared to $332.6 million at December 31, 2009. The following table shows the fair market values of various categories of our available-for-sale investment portfolio, the percentage of the total market value of our invested assets represented by each category and the tax equivalent yield to maturity based on the fair market value of each category of invested assets as of the dates indicated:

	As of March 31, 2010			As of December 31, 2009
	(Dollars in thousands)
Description of Securities	Fair Value	Percent of Total	Yield	Fair Value	Percent of Total	Yield
U.S. Treasury and government sponsored agency securities	$73,752	25%	2.7%	$72,665	26%	2.8%
Obligations of states and political subdivisions	76,857	26%	4.8%	63,535	23%	4.3%
Corporate and other obligations	147,535	49%	3.7%	140,393	51%	3.7%
Total investments, available-for-sale	$298,144	100%	3.7%	$276,593	100%	3.6%

The following table shows the ratings distribution of our fixed-income portfolio by Standard and Poor’s rating as a percentage of total market value as of the dates indicated:

Rating	As of March 31, 2010
	(Dollars in thousands)

“AAA”	$144,279	48%
“AA”	72,143	24%
“A”	76,548	26%
“BBB”	4,945	2%
“Other”	229	0%
Total fixed-maturity securities	$298,144	100%

We regularly evaluate our investment portfolio to identify other-than-temporary impairments in the fair values of the securities held in our investment portfolio. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be other-than-temporary, such investment is written-down to its fair value. If we do not intend or are unable to hold the other-than-temporarily impaired investment, the amount written-down is recorded in earnings as a realized loss on investments. If we do not have the intent to sell the security, and it is more likely than not that it will not be required to be sold before recovery of its cost basis, we separate the other-than-temporary impairment into two components – credit losses and losses attributed to other factors.  The amount of the other-than-temporary impairment related to credit losses is recorded in earnings as a realized loss on investments.  The amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss.

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

The fair value guidance creates a common definition of fair value, establishes a hierarchy for determining fair value that emphasizes the use of observable market data whenever available and requires expanded disclosures as described in more detail in Note 6 of the Notes to our Consolidated Financial Statements under Item 1. We outsource investment accounting services for our available-for-sale investment portfolio to a third party. Through this third party, we use nationally recognized pricing services to estimate fair value measurements for our investments. These pricing services include FT Interactive Data, Hub Data, J.J. Kenny, Standard & Poors, Reuters and the Bloomberg Financial Market Services. The pricing services use market quotations for securities that have quoted prices in active markets. When quoted prices are unavailable, the pricing services use significant other observable inputs that are more subjective, such as pricing models or other financial analytical methods. To validate the techniques or models used by the pricing services, we compare the fair value estimates to our perception of the current market and will challenge any prices deemed not to be representative of fair value.

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

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations. The liquidity requirements of our business have been met primarily by funds generated from operations, asset maturities and income received on investments. As discussed above under the heading “Critical Accounting Policies and Estimates – Going Concern,” we believe that we will be able to meet our obligations as they become due in the foreseeable future. It is possible, however, that the actual results of one or more of our plans could be materially worse than anticipated, or that one or more of our significant judgments or estimates concerning the risks and uncertainties affecting us could prove to be materially incorrect. Our future is dependent on our ability to execute our plan successfully or otherwise address our liquidity needs. If we fail to do so for any reason, we would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the U.S. Bankruptcy Code or Bermuda Companies Act.

Our insurance operations generally create liquidity because insurance premiums are collected prior to disbursements for claims which may take place many years after the collection of premiums. Collected premiums may be invested, until claims must be paid and investment income provides additional cash receipts. In periods in which disbursements for claims and benefits, current policy acquisition costs and current operating and other expenses exceed operating cash receipts, cash flow is negative. Such negative cash flow is offset by cash flow from investments, principally short-term investments and maturities of longer-term investments. The exact timing of the payment of claims and benefits cannot be predicted with certainty.

 Our insurance subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims. At March 31, 2010, short-term investments and fixed maturity investments maturing within two years amounted to $82.2 million. These securities are expected to provide adequate sources of liquidity for the expected payment of our loss reserves.  We do not expect to sell securities to pay our policy liabilities as they come due.

 Our insurance subsidiaries are subject to insurance regulations which restrict their ability to distribute dividends. In addition, Majestic has agreed not to pay any dividends without prior approval of the California Department of Insurance.  For a further discussion of these restrictions, see Item 1 under the heading “Regulation” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. In addition to these limitations, our U.S. operating subsidiaries are subject to a U.S. federal withholding tax of 30% on any dividends paid to CRM Holdings.

Consolidated Cash Flows. The following table summarized our consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Total cash (used in) provided by
Operating activities	$(7,009)	$(5,106)
Investing activities	(18,673)	4,368
Financing activities	1,896	(101)
Net cash decrease	$(23,786)	$(839)

Net cash used in operating activities was $7.0 million in the first quarter of 2010 as compared to $5.1 million in the first quarter of 2009, a decrease of $1.9 million.  The decrease in cash was primarily due to lower premium receipts and from increases in the net settlement of claims.

Net cash used in investing activities was $18.7 million for the first quarter of 2010 as compared to net cash provided by investing activities of $4.4 million for the first quarter of 2009.  The decrease in cash was primarily due to a reduction in sales and maturities of available-for-sale investments in the first quarter of 2010 as compared to 2009.

Net cash provided by financing activities was $1.9 million for the first quarter of 2010 as compared to cash used in financing activities of $0.1 million for the first quarter of 2009, an increase of $2.0 million.  The increase was primarily attributable to an increase in restricted cash and cash equivalents on deposit for the benefit of various regulatory agencies.

Capital Resources

Our insurance operations require cash and liquid investments to pay claims and expenses, but the amount of capital in our insurance subsidiaries influences how much premium we can write. The amount of capital in our insurance subsidiaries is maintained relative to standardized capital adequacy measures. In the United States and Bermuda, insurers and reinsurers are required to maintain certain minimum levels of capital and risk-based capital, the calculation of which includes numerous factors specified by the respective insurance regulatory authorities and the related insurance regulations. Factors that affect capital requirements generally include premium volume, the extent and nature of loss and loss expense reserves, the type and form of insurance business underwritten and the availability of reinsurance protection on terms that are acceptable to us.

Our competitive position and capital requirement is also partly determined by our financial strength ratings. In December 2009, A.M. Best downgraded Majestic’s financial strength rating from “A-” (Excellent) to “B++” (Good). The rating is under review and has a negative outlook. The rating reflects AM. Best’s opinion of our financial strength, operating performance and ability to meet obligations. If an independent rating agency downgrades or withdraws either of our ratings, we could be severely limited or prevented from writing any new insurance contracts, which would significantly and negatively affect our business. Insurer financial strength ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors.

A.M. Best’s financial strength ratings are based primarily on a company’s balance sheet strength, taking into account the amount of capital needed to support the financial risks of a company. We have purchased quota share reinsurance coverage in order to maintain our A.M. Best rating. Under quota share reinsurance, the reinsurer accepts a pro rata share of the insurer’s, or ceding company’s, losses and an equal share of the applicable premiums. Quota share reinsurance allows the ceding company to increase the amount of business it could otherwise write by sharing the risks with the reinsurer. The effect of the quota share reinsurance on the ceding company is similar to increasing its capital which is the principal constraint on the amount of business an insurance company can prudently write.

Effective July 1, 2009, we entered into two reinsurance agreements – a 43% ceded quota share agreement, of which 80% was placed with participating reinsurers, and a 15% ceded quota share agreement. Our execution of these agreements was based, in part, on A.M. Best’s concern over limited capital being readily available. The agreements are set to expire on June 30, 2010, and based on our operating results for the first quarter of 2010 and current capital position, we are currently evaluating our need to purchase quota share reinsurance with respect to our maintenance of an A.M. Best financial strength rating of “B++” or better.

We have formed a Special Committee of the Board of Directors and retained Macquarie Capital to explore strategic alternatives to strengthen our capital position. Alternatives could include, but may not be limited to, a sale, merger or other business combination, a sale of shares or other recapitalization, a joint venture arrangement, the sale or spin off of assets, or the continued execution of our business plan. There can be no assurance that the exploration of strategic alternatives will result in any transaction, or that, if completed, any transaction will be on attractive terms.

On November 10, 2009, we received a Nasdaq Staff Deficiency Letter indicating that we fail to comply with the minimum bid price requirement for continued listing on the NASDAQ Global Select Market as set forth in Marketplace Rule 5450(a)(1). If we do not regain compliance with the minimum bid price rule by May 10, 2010, Nasdaq will provide notice to us that our common shares will be delisted.

We have applied to transfer the listing of our common shares to the NASDAQ Capital Market. If the application is approved, then we may be eligible for an additional 180-day grace period. However, there can be no assurance that we will satisfy all criteria for initial listing on the NASDAQ Capital Market, other than compliance with the minimum bid price requirement. One of the criteria for initial listing on the Nasdaq Capital requires that the market value of our publicly held shares total at least $5 million as of May 11, 2010 (“publicly held shares” are defined as total shares outstanding, less any shares held directly or indirectly by officers, directors or any person who is the beneficial owner of more than 10% of the total shares outstanding of the company). The market value of our publicly held shares has been below $5 million in the past. Thus, we cannot assure that we will meet all the listing requirements of the Nasdaq Capital Market at the time of our application, and as such, we may not be eligible for the additional 180-day grace period.

If our application to the Capital Market is not approved and we are not afforded the additional 180-day grace period, then we may seek to execute a reverse share split. At our 2010 Annual General Meeting of Shareholders, the shareholders voted on and approved to authorize the Board of Directors, in its discretion, to effect a reverse share split of the Company’s common and Class B shares within a range of 1-for-5 shares to 1-for-10 shares, at any time prior to November 5, 2010. The primary purpose of the reverse share split is to increase the per share trading price of our common shares. However, there can be no assurance that the reverse share split, if implemented, will have the desired effect of sufficiently raising the common share price. The effect of a reverse share split upon the market price of the common shares cannot be predicted with any certainty. The market price of the common shares may vary based on other factors that are unrelated to the number of shares outstanding, including our future performance.

We also cannot assure you that the common shares will not be delisted due to a failure to meet other continued listing requirements even if after the reverse share split the market price per share of the common shares remains in excess of $1.00. If a delisting from NASDAQ were to occur, we may seek to have the common shares traded on the OTC Bulletin Board or in the “pink sheets.” These alternative markets are generally considered to be less efficient and liquid than the Nasdaq stock market, where our shares are now listed.

 A delisting from NASDAQ could also significantly impact the transferability and issuance of our common shares under Bermuda law. Specific permission is required from the Bermuda Monetary Authority, pursuant to the provisions of the Exchange Control Act 1972 and related regulations, for all issuances and transfers of securities of Bermuda companies, other than in cases where the Bermuda Monetary Authority has granted a general permission. The Bermuda Monetary Authority has advised that where any equity securities, which would include our common shares, of a Bermuda company are listed on an appointed stock exchange, general permission is given for the issue and subsequent transfer of any securities of a company from and/or to a non-resident, for as long as any equities securities of such company remain so listed. The Nasdaq Stock Market, Inc. is deemed to be an appointed stock exchange under Bermuda law. However, the OTC Bulletin Board and the “pink sheets” are not considered to be appointed stock exchanges. As an alternative, we could seek to apply for listing on the Bermuda Stock Exchange, which is considered an appointed stock exchange, although we cannot assure you that such a listing can be obtained. Consequently, if our common shares are delisted from the Nasdaq and we do not obtain a listing on the Bermuda Stock Exchange, we would no longer qualify for the Bermuda Monetary Authority’s grant of general permission.  As such, the transfer and issuance of our common shares would subject to specific permission of the Bermuda Monetary Authority under the Exchange Control Act 1972.

For additional information and the risks associated with the Nasdaq’s notice, see “Item 1A. Risk Factors — Our common shares could be delisted from the Nasdaq Global Select Market if we fail to continue to meet all applicable Nasdaq Global Select Market requirements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Beginning December 15, 2009, we elected to defer our regularly scheduled quarterly interest payments with respect to our trust preferred securities financing and the $36.1 million in junior subordinated debentures issued in connection therewith.  Although we have the financial means to pay the interest on the debt securities, we elected to defer payments of interest to conserve cash. The total estimated annual interest that would be payable on the Debt Securities, if not deferred, is approximately $3.1 million. The terms of the debt securities allow us to defer payment of interest at any time or from time to time for up to 20 consecutive quarters provided no event of default (as defined in the debt securities) has occurred and is continuing. We are not in default with respect to the debt securities, and the deferral of interest does not constitute an event of default under the debt securities. While we defer the payment of interest, we will continue to accrue expense for interest owed at a compounded rate. Upon the expiration of the deferral, all accrued and unpaid interest is due and payable. During the deferral period, we may not, except for intercompany dividends and distributions and subject to certain other exceptions, (a) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of our capital stock, (b) make any payments on, repay, repurchase or redeem any debt securities other than those that rank senior to the Debt Securities, (c) make any payment under any guarantees with respect thereto, or (d) enter into any contracts with 10% or greater shareholders.

Contractual Obligations

All of our outstanding financing obligations are included in the Consolidated Financial Statements and accompanying notes contained in Item 1. The table below sets forth the amounts of our contractual obligations, including interest payable, at March 31, 2010:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(Dollars in thousands)
Contractual Obligations	$11,270	$7,826	$3,044	$400	$—
Long Term Debt Obligations(1)	94,738	5,132	4,812	3,529	81,265
Operating Lease Obligations	37,247	5,099	7,784	6,153	18,211
Retrospective Premiums(2)	1,109	1,109	—	—	—
Reinstatement Premiums	2,863	—	—	—	2,863
Gross Loss and Loss Adjustment Reserves(3)	324,367	74,449	88,676	46,666	114,576
Total Contractual Obligations	$471,594	$93,615	$104,316	$56,748	$216,915

(1)
This amount includes interest payable on our long-term debt obligations. For a further discussion of the applicable interest rates, see “Liquidity and Capital Resources – Capital Resources” in Item 7 of our Form 10-K for the fiscal year ended December 31, 2009.

(2)	Retrospective premiums are an estimate of the amounts that would be paid to policyholders if losses incurred under these policies perform as currently anticipated.

(3)
Our gross loss reserves exclude $3.6 million of GAAP fair value purchase accounting adjustments. Our loss reserves do not have contractual maturity dates and the exact timing of the payment of claims cannot be predicted with certainty. However, based upon historical payment patterns, we have included an estimate of when we expect our loss reserves (without the benefit of any reinsurance recoveries) to be paid. As more fully discussed in Item 1. of our Form 10-K for the fiscal year ended December 31, 2009 under the headings “Business – Primary Insurance Segment – Reserves for Losses and Loss Adjustment Expenses” and “Business – Reinsurance Segment – Reserves for Losses and Loss Adjustment Expenses,” the estimation of losses reserves is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses and benefits is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different than the amounts disclosed above.

Off-Balance Sheet Transactions

Other than the VIEs described in “Part 1. Financial Information – Item 1. Financial Statements – Note 10. Variable Interest Entity,” we have no off-balance sheet arrangements or transactions with unconsolidated, special purpose entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk components since December 31, 2009.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For the quarter ended March 31, 2010, we conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 See Regulatory Matters and Pending Litigation in “Part 1. Financial Information – Item 1. Financial Statements. – Note 11 – Contingencies” above, which is incorporated by reference in this Item 1, for litigation and regulatory disclosure.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2009, and the risks described in other filings with the SEC, together with all of the other information included in this quarterly report. The risks and uncertainties are not the only ones facing our company. If any of the risks actually occurs, our business, financial condition or operating results could be harmed. Any of the risks described could result in a significant or material adverse effect on our financial condition or results of operations, and a corresponding decline in the market price of our common stock. You could lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in those forward-looking statements, as discussed above under the heading “Part I. — Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 6. EXHIBITS

Exhibit Number	Description

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

*31.2	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRM Holdings, Ltd.

/s/ James J. Scardino
James J. Scardino
Chief Executive Officer

Dated: May 10, 2010