Form 10-Q
period 2010-06-30
Majestic Capital, Ltd.
filed 2010-08-11
CIK 1338949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-32705

Majestic Capital, Ltd.
 (Exact name of registrant as specified in its charter)

Bermuda	98-0521707
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

PO Box HM 2062, Hamilton HM HX, Bermuda	Not Applicable
(Address of principal executive offices)	(Zip Code)

(441) 295-6689
(Registrant’s telephone number, including area code)

CRM Holdings, Ltd.
(Former Name or Former Address, if Changed Since Last Report)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2010
Common Shares, $0.01 par value per share	16,655,928 shares
Class B Shares, $0.01 par value per share	395,000 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Majestic Capital, Ltd.
Consolidated Balance Sheets

	Unaudited June 30, 2010	December 31, 2009
	(Dollars in thousands)

Assets
Investments
Fixed-maturity securities, available-for-sale (amortized cost $228,933 and $275,480)	$235,491	$276,593
Short-term investments	3,653	4,893
Investment in unconsolidated subsidiary	1,083	1,083
Total investments	240,227	282,569
Cash and cash equivalents
Cash and cash equivalents	24,083	44,087
Restricted cash and cash equivalents	4,141	5,922
Total cash and cash equivalents	28,224	50,009
Accrued interest receivable	2,735	2,542
Premiums receivable, net	4,604	6,246
Reinsurance recoverable and prepaid reinsurance	131,774	123,767
Accounts receivable, net	3,069	3,106
Receivable for investments sold	54,898	72
Deferred policy acquisition costs	674	758
Current income taxes, net	5,217	6,979
Other intangible assets, net	358	436
Prepaid expenses	2,559	3,675
Other assets	2,525	2,788
Total assets	$476,864	$482,947

Liabilities and shareholders’ equity
Reserve for losses and loss adjustment expenses	$317,304	$317,497
Reinsurance payable	27,839	20,357
Unearned premiums	8,790	10,599
Long-term debt	44,083	44,083
Payable for investments purchased	10,400	—
Other liabilities	15,850	29,677
Total liabilities	424,266	422,213

Contingencies (Note 11)

Common shares
Authorized 50 billion shares; $0.01 par value; 16.6 and 16.5 million common shares issued and outstanding	166	165
0.4 million Class B shares issued and outstanding	4	4
Additional paid-in capital	71,324	71,057
Retained deficit	(23,159)	(11,215)
Accumulated other comprehensive income	4,263	723
Total shareholders’ equity	52,598	60,734
Total liabilities and shareholders’ equity	$476,864	$482,947

See Notes to Consolidated Financial Statements.

Majestic Capital, Ltd.
Consolidated Statements of Operations and
Comprehensive Loss (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)

Revenues
Net premiums earned	$10,895	$22,567	$24,533	$43,709
Fee income	374	1,061	644	2,734
Investment income	3,267	2,783	6,078	6,032
Total revenues	14,536	26,411	31,255	52,475

Expenses
Losses and loss adjustment expenses	9,279	17,804	23,737	34,888
Policy acquisition costs	2,807	4,070	5,829	7,975
General and administrative expenses	6,472	7,242	12,988	22,806
Interest expense	1,153	886	2,244	1,786
Total expenses	19,711	30,002	44,798	67,455

Loss from continuing operations before income taxes	(5,175)	(3,591)	(13,543)	(14,980)
Tax benefit from continuing operations	(1,230)	(1,495)	(1,895)	(4,700)
Loss from continuing operations	(3,945)	(2,096)	(11,648)	(10,280)

Discontinued operations
Loss from discontinued operations before income taxes	(121)	(431)	(294)	(729)
Tax (benefit) provision from discontinued operations	—	(151)	2	(245)
Loss on discontinued operations	(121)	(280)	(296)	(484)

Net Loss	$(4,066)	$(2,376)	$(11,944)	$(10,764)

Loss per share from continuing operations
Basic	$(0.23)	$(0.12)	$(0.68)	$(0.61)
Diluted	$(0.23)	$(0.12)	$(0.68)	$(0.61)
Loss per share from discontinued operations
Basic	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Net loss per share
Basic	$(0.24)	$(0.14)	$(0.70)	$(0.64)
Diluted	$(0.24)	$(0.14)	$(0.70)	$(0.64)
Weighted average shares outstanding
Basic	17,001	16,775	16,958	16,697
Diluted	17,001	16,775	16,958	16,697

Comprehensive Loss
Net loss	$(4,066)	$(2,376)	$(11,944)	$(10,764)
Other comprehensive income
Gross unrealized investment holdings gains arising during the period	4,432	460	6,736	1,867
Less reclassification adjustment for realized gains included in net loss	(917)	(272)	(1,290)	(744)
Income tax provision on other comprehensive income	(1,230)	(82)	(1,906)	(462)
Total other comprehensive income	2,285	106	3,540	661
Total comprehensive loss	$(1,781)	$(2,270)	$(8,404)	$(10,103)

See Notes to Consolidated Financial Statements.

Majestic Capital, Ltd.
Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
	2010	2009
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,944)	$(10,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	369	402
Amortization of unearned compensation, restricted stock	274	869
Amortization of premiums and discounts on available-for-sale investments	877	794
Net realized gains on sale of available-for-sale investments	(1,290)	(866)
Other-than-temporary impairment losses on available-for-sale investments	—	122
Write off of uncollectible premiums receivable	555	717
Deferred income taxes	(1,906)	(2,728)
Changes in:
Accrued interest receivable	(193)	(29)
Premiums receivable, net	1,087	3,829
Reinsurance recoverable and prepaid insurance	(8,006)	(22,489)
Accounts receivable, net	38	(950)
Deferred policy acquisition costs	84	(64)
Current income taxes, net	1,762	(2,702)
Prepaid expenses	1,095	(491)
Other assets	5	(13)
Reserve for losses and loss adjustment expenses	(193)	26,382
Reinsurance payable	7,482	(5,913)
Unearned premiums	(1,810)	642
Other liabilities	(13,826)	5,348
Net cash used in operating activities	(25,540)	(7,904)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale investments	(81,684)	(126,488)
Proceeds from sales of available-for-sale investments	91,550	53,415
Proceeds from maturities of available-for-sale investments	37,094	83,123
Net purchase, sales and maturities for short-term investments	1,240	(9,078)
(Increase) decrease in receivable for securities sold	(54,826)	27
Increase in payable for investments purchased	10,400	8,193
Purchases of fixed assets	(18)	(114)
Disposals of fixed assets	5	39
Net cash provided by investing activities	3,761	9,117

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash and cash equivalents	1,781	(1,489)
Issuance of common shares – share-based compensation	1	76
Retirement of common shares – share-based compensation	(7)	(11)
Net cash provided by (used in) financing activities	1,775	(1,424)
Net decrease in cash	(20,004)	(211)
Cash and cash equivalents
Beginning	44,087	28,044
Ending	$24,083	$27,833

See Notes to Consolidated Financial Statements.

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements

Note 1.                      Nature of Business and Significant Accounting Policies

Change of Name to Majestic Capital, Ltd.

On May 5, 2010, CRM Holdings, Ltd. held its 2010 Annual General Meeting of Shareholders, at which the shareholders voted on and approved changing the name of CRM Holdings, Ltd. to Majestic Capital, Ltd. In addition, the name of CRM USA Holdings Inc. was changed to Majestic USA Capital, Inc.

Organization

Majestic Capital, Ltd. (Majestic Capital or the Company), is a Bermuda holding company and 100% owner of Majestic USA Capital, Inc. (Majestic USA), a United States holding company, and Twin Bridges (Bermuda) Ltd. (Twin Bridges), a Bermuda insurance company. The Company’s legal domicile is Bermuda, the jurisdiction in which it is incorporated.

Majestic USA has two principal subsidiaries, Compensation Risk Managers of California, LLC (CRM CA), and Embarcadero Insurance Holdings, Inc. (Embarcadero). Embarcadero has one principal operating subsidiary, Majestic Insurance Company (Majestic), and has one dormant subsidiary, Great Western Insurance Services, Inc. (Great Western).

Majestic USA has two other subsidiaries, Compensation Risk Managers, LLC (CRM) and Eimar, LLC (Eimar), neither of which has active business operations. The results of CRM and Eimar are reported as discontinued operations effective September 8, 2008, as more fully described in Note 2.

The Company, through its subsidiaries, is a specialty provider of workers’ compensation insurance products. Workers’ compensation insurance coverage is offered to employers in California, New York, New Jersey, Arizona, Nevada and other states.

Change in NASDAQ Exchange/Reverse Share Split

The Company obtained approval from The NASDAQ Stock Market to transfer its stock listing from the NASDAQ Global Select Market to the NASDAQ Capital Market. The transfer was effective at the opening of the market on May 21, 2010. The Company’s listing transfer was in response to the letter received from the NASDAQ on May 12, 2010, informing the Company that its common shares had failed to comply with the $1.00 minimum bid price required for continued listing on the NASDAQ Global Select Market, and, as a result, the Company's common shares were subject to delisting.

In connection with the transfer and in accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company was granted an additional 180 days from May 10, 2010, or until November 8, 2010, to demonstrate compliance with the $1.00 bid price requirement of the NASDAQ Capital Market. This additional 180-day grace period allows the Company to defer implementation of a reverse stock split.  If the Company does not regain compliance with the $1.00 bid price requirement by November 8, 2010, Nasdaq will notify the Company of its determination to delist its common shares, which decision may be appealed to a Nasdaq Listing Qualifications Panel.

The Company is considering actions it may take in order to regain compliance with The NASDAQ Stock Market listing requirements, including, if necessary, execution of an authorized reverse share split. At the Company’s 2010 Annual General Meeting of Shareholders, the Company’s shareholders voted on and approved to authorize the Board of Directors, in its discretion, to effect a reverse share split of the Company’s common and Class B shares within a range of 1-for-5 shares to 1-for-10 shares, at any time prior to November 5, 2010. The primary purpose of the reverse share split is to increase the per share trading price of the Company’s common shares.

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements – (Continued)

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

The accompanying consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The accompanying consolidated financial statements at June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations and cash flows for the six months ended June 30, 2010 may not be indicative of the results that may be expected for the year ending December 31, 2010.

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

Segment Reporting

The Company previously reported its results in four operating segments: primary insurance (Majestic), reinsurance (Twin Bridges), fee-based management services (CRM CA), and corporate and other (Majestic Capital, Majestic USA and Embarcadero). Effective January 1, 2010, the Company has reflected changes in segment reporting and no longer reports multiple segments. The change from reporting four reportable segments to a single segment reflects the Company’s current business activities and organizational changes.

The changes in segment reporting include our primary insurance and reinsurance segments, Majestic and Twin Bridges, being aggregated into a single “risk-bearing” segment in accordance with the framework established by segment reporting guidance. Twin Bridges is reinsuring only risk underwritten at Majestic, both use independent agents/brokers to produce business, and both Majestic and Twin Bridges, as insurance companies, are subject to insurance regulatory environments. Further, the operations of the Company’s fee-based segment, CRM CA, have continued to decline. Through June 30, 2010, CRM CA was actively managing one self-insured group and providing administrative services to one inactive self-insured group. Accordingly, the revenue, results of operations and total assets of CRM CA fall below the quantitative threshold required for it to be a reportable segment. Lastly, Majestic Capital, Majestic USA and Embarcadero have no revenues and are not viewed as a discrete operation for decision-making purposes. Therefore, the Company has determined that the corporate segment is not a reportable segment.  The prior periods presented have been restated to conform to the current period presentation.

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements – (Continued)

Going Concern

The Company’s financial statement have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets nor relating to the amounts and classifications of liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company’s management analyzed each subsidiary company to determine whether it has sufficient assets to meet its obligations as they become due in the foreseeable future.  The Company’s management has a plan in place to conserve cash so that the Company will have sufficient cash to meet its obligations as they become due in the foreseeable future.

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

Results for discontinued operations were as follows:

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements – (Continued)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Revenues	$4	$(45)	$7	$(42)
Expenses	125	386	301	687
Loss from discontinued operations before income taxes	$(121)	$(431)	$(294)	$(729)

Medical bill review services for Majestic and certain group self-insured trusts managed by CRM CA were performed by the Company until the medical bill review function was transitioned to a third party medical bill review provider. This transition was completed in the third quarter of 2009.

For the three and six months ended June 30, 2010 and 2009, expenses primarily consisted of legal defense costs related to the pending regulatory proceedings and litigation described in Note 11.

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

A pre-tax charge of $0.4 million relating to the cost of severance and related costs was recorded in general and administrative expenses in the first quarter of 2010. During the second quarter 2010, $0.3 million of the severance and related costs were paid.

Note 4.                      Earnings per Share

Basic earnings per share is calculated using the weighted average number of common and Class B shares outstanding and excludes any dilutive effects of warrants, options and convertible securities. As of June 30, 2010 and 2009, there were 249 thousand and 472 thousand restricted shares outstanding, respectively, and no warrants, options or convertible securities outstanding during the periods ended June 30, 2010 and 2009.

The following tables show the computation of the Company’s earnings per share:

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements – (Continued)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

	(Amounts in thousands, except per share data)
Net loss from continuing operations (Numerator – Basic and diluted earnings per share from continuing operations)	$(3,945)	$(2,096)	$(11,648)	$(10,280)
Net loss from discontinued operations (Numerator – Basic and diluted earnings per share from discontinued operations)	(121)	(280)	(296)	(484)
Net loss allocated to common shares (Numerator – Basic and diluted earnings per share)	$(4,066)	$(2,376)	$(11,944)	$(10,764)

Weighted-average basic shares outstanding (Denominator — basic earnings per share)	17,001	16,775	16,958	16,697
Dilutive effect of unvested shares	—	—	—	—
Weighted-average diluted shares outstanding (Denominator — diluted earnings per share)	17,001	16,775	16,958	16,697

Basic loss per share from continuing operations	$(0.23)	$(0.12)	$(0.68)	$(0.61)
Diluted loss per share from continuing operations	$(0.23)	$(0.12)	$(0.68)	$(0.61)

Basic loss per share from discontinued operations	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Diluted loss per share from discontinued operations	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Basic loss per share	$(0.24)	$(0.14)	$(0.70)	$(0.64)
Diluted loss per share	$(0.24)	$(0.14)	$(0.70)	$(0.64)

Diluted earnings per share is calculated assuming conversion of dilutive convertible securities and the exercise of all dilutive stock options and warrants using the treasury stock method. For both the three and six months ended June 30, 2010, 249 thousand restricted shares were excluded from the computation of diluted earnings per share because their effects were anti-dilutive.  For the three and six months ended June 30, 2009, 364 thousand and 276 thousand restricted shares, respectively, were excluded from the computation of diluted earnings per share because their effects were anti-dilutive.

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements – (Continued)

Note 5.                      Investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s available-for-sale investments are shown in the tables below:

As of June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

U.S. Treasury securities	$39,344	$858	$—	$40,202
Government sponsored agency securities	19,776	606	—	20,382
Obligations of states and political subdivisions	74,198	1,960	94	76,064
Corporate and other obligations	69,913	3,616	624	72,905
Asset-backed obligations	8,013	63	—	8,076
Residential mortgage-backed obligations	17,689	178	5	17,862
Total investment securities, available-for-sale	$228,933	$7,281	$723	$235,491

As of December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

U.S. Treasury securities	$54,301	$660	$—	$54,961
Government sponsored agency securities	17,068	636	—	17,704
Obligations of states and political subdivisions	64,688	382	1,536	63,534
Corporate and other obligations	81,456	1,862	419	82,899
Asset-backed obligations	9,385	20	20	9,385
Residential mortgage-backed obligations	48,582	—	472	48,110
Total investment securities, available-for-sale	$275,480	$3,560	$2,447	$276,593

The amortized cost and estimated fair value of the Company’s available-for-sale investments at June 30, 2010 by contractual maturity are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$20,475	$20,801
Due after one year through five years	90,478	93,125
Due after five years through ten years	48,503	50,857
Due after ten years	43,775	44,770
	203,231	209,553
Mortgage and asset-backed	25,702	25,938
Total investment securities, available-for-sale	$228,933	$235,491

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements – (Continued)

The following table sets forth the gross unrealized losses included in accumulated other comprehensive losses as of June 30, 2010 and December 31, 2009 related to available-for-sale fixed-maturity securities. The table segregates investments that have been in a continuous unrealized loss position for less than 12 months from those that have been in a continuous unrealized loss position for twelve months or longer.

	Less than 12 Months			12 Months or Longer			Total
As of June 30, 2010	Fair Value	Unrealized Loss	No. of Positions Held	Fair Value	Unrealized Loss	No. of Positions Held	Fair Value	Unrealized Loss
	(Dollars in Thousands)

Obligations of states and political subdivisions	$5,229	$94	3	$—	$—	—	$5,229	$94
Corporate and other obligations	3,196	624	1	—	—	—	3,196	624
Residential mortgage-backed obligations	10,378	5	1	—	—	—	10,378	5
Total available-for-sale	$18,803	$723	5	$—	$—	—	$18,803	$723

	Less than 12 Months			12 Months or Longer			Total
As of December 31, 2009	Fair Value	Unrealized Loss	No. of Positions Held	Fair Value	Unrealized Loss	No. of Positions Held	Fair Value	Unrealized Loss
	(Dollars in Thousands)

Obligations of states and political subdivisions	$51,367	$1,536	32	$—	$—	—	$51,367	$1,536
Corporate and other obligations	24,274	326	11	1,608	93	2	25,882	419
Asset-backed obligations	—	—	—	5,245	20	2	5,245	20
Residential mortgage-backed obligations	48,110	472	32	—	—	—	48,110	472
Total available-for-sale	$123,751	$2,334	75	$6,853	$113	4	$130,604	$2,447

The Company regularly evaluates its fixed income securities to determine whether impairment represents other-than-temporary declines in the fair value of the investments.  Criteria considered during this process includes but is not limited to:

•	the current fair value as compared to the cost of the security;

•	degree and duration of the security’s fair value being below cost;

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements – (Continued)

•	the Company’s intent not to sell, or more likely than not be required to sell, the security for a sufficient time period for it to recover its value;

•	financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings;

•	credit quality and any downgrades of the security by a rating agency; and

•	nonpayment of scheduled interest payments.

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

The Company determined that the decline in fair value of its available-for-sale investments is temporary based on the Company’s analysis of the securities, considering timing, liquidity, financial condition of the issuers, actual credit losses to date, severity and duration of the impairment and the Company’s intent not to sell, or more likely than not be required to sell, the securities for a sufficient period of time for anticipated recovery.

Investment income is recognized when earned.  For the purposes of determining realized gains and losses, the cost of securities sold is based on specific identification as of the trade date.

The sources of investment income were as follows:

	Six months ended June 30,
	2010	2009

Interest income on cash and cash equivalents	$19	$39
Interest income on fixed-maturity securities	5,228	5,670
Interest income on other investments	47	47
Realized gains on investments	1,336	995
Realized losses on investments	(46)	(251)
Investment income before investment expenses	6,584	6,500
Investment expenses	(506)	(468)
Total investment income	$6,078	$6,032

The Company had available-for-sale and short-term investments with a fair value of $202.0 million and $182.5 million, at June 30, 2010 and December 31, 2009, respectively, on deposit with various regulatory agencies as required by law. While the Company had no investments pledged at June 30, 2010, at December 31, 2009, investments with a fair value of $0.8 million have been pledged as security under letter of credit facilities to secure reserves assumed under third party ceded quota share agreements.

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

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements – (Continued)

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

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are measured on a recurring basis at June 30, 2010:

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

U.S. Treasury securities	$40,202	$40,202	$—	$—
Government sponsored agency securities	20,382	—	20,382	—
Obligations of states and political subdivisions	76,064	—	76,064	—
Corporate and other obligations	72,905	—	72,905	—
Asset-backed obligations	8,076	—	8,076	—
Residential mortgage-backed obligations	17,862	—	17,862	—
Total investment securities, available-for-sale	$235,491	$40,202	$195,289	$—

Fair Value Information about Financial Instruments Not Measured at Fair Value

Fair value guidance requires disclosure of fair value information about other financial instruments for which it is practicable to estimate such fair value and excludes certain insurance related financial assets and liabilities.  Estimates of the fair value of these financial instruments at June 30, 2010 are as follows:

Short-term investments, investment in unconsolidated subsidiary and cash and cash equivalents – The carrying values reported in the accompanying consolidated balance sheets for these financial instruments approximate their fair value.

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements – (Continued)

Premiums and accounts receivable and reinsurance payable – The carrying values reported in the accompanying consolidated balance sheets for these financial instruments approximate their fair value.

Long-term debt – The carrying value and fair value of the Company’s long-term debt at June 30, 2010 were $44.1 million and $31.9 million, respectively.  The fair value was estimated based on the average accepted price of successful tender offers for recent similar transactions of financial services companies.

Note 7.                      Reserve for Losses and Loss Adjustment Expenses

Activity in the reserve for losses and loss adjustment expenses (LAE) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

	(Dollars in thousands)
Gross liability beginning of period	$320,763	$260,882	$317,497	$245,618
Less reinsurance recoverable	(117,506)	(67,590)	(111,581)	(55,502)
Net liability at beginning of period	203,257	193,292	205,916	190,116

Incurred losses and LAE relating to:
Current year	10,545	18,949	23,535	34,858
Prior years	(1,266)	(1,145)	202	30
Total incurred losses and LAE	9,279	17,804	23,737	34,888

Paid losses and LAE relating to:
Current year	(2,562)	(2,198)	(3,903)	(4,100)
Prior years	(13,985)	(14,025)	(29,761)	(26,031)
Total paid losses and LAE	(16,547)	(16,223)	(33,664)	(30,131)

Net liability at end of period	195,989	194,873	195,989	194,873
Plus reinsurance recoverable	121,315	77,127	121,315	77,127
Gross liability at end of period	$317,304	$272,000	$317,304	$272,000

As a result of changes in estimates of insured events in prior years, the Company experienced favorable development of $1.3 million in the second quarter of 2010 and unfavorable development of $0.2 million for the six months ended June 30, 2010.  Last year, the Company experienced favorable development of $1.1 million during the three months ended June 30, 2009.  For the six months ended June 30, 2009, the prior year ultimate loss and loss adjustment expenses remained relatively unchanged.

2010 Loss Reserve Development

The Company’s second quarter 2010 result was comprised of $0.6 million of favorable development in our primary insurance business and $0.7 million of favorable development in our excess insurance business.  The favorable loss reserve development in our primary insurance business was principally from California accident years 2009 and 2007 where actual incurred and paid losses have developed lower than our actuarial projections at March 31, 2010.

In the first half of 2010, the Company had $1.5 million of unfavorable development in its primary insurance business offset partially by $1.2 million of favorable development in its excess insurance business.  The unfavorable development was primarily from New York and New Jersey accident years 2008 and 2009 where actual incurred and paid losses have developed higher than our actuarial projections at December 31, 2009.

The favorable development in our excess business for both the three and six months ended June 30, 2010 was predominantly in California, where losses above the self-insured retention have not emerged as expected.

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements – (Continued)

2009 Loss Reserve Development

During the second quarter of 2009, the Company experienced $1.6 million of net favorable development in its primary insurance business offset by unfavorable development of $0.4 million in its excess insurance business.  The favorable development was predominantly from California accident years 2006 and 2007.  This favorable development was offset by unfavorable development from excess policies predominantly underwritten in California for which estimated average cost per claim increased.  There was no significant development on prior accident year reserves for losses and loss adjustment expenses for the six months ended June 30, 2009.

Note 8.                      Insurance Activity

The Company’s financial statements reflect the effects of direct insurance and assumed and ceded reinsurance activity as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

	(Dollars in thousands)
Written premiums
Direct	$22,470	$38,841	$51,018	$78,798
Assumed	1,961	1,668	2,073	1,718
Ceded	(12,816)	(17,056)	(27,715)	(34,281)
Net written premiums	$11,615	$23,453	$25,376	$46,235

Earned premiums
Direct	$22,962	$37,222	$51,577	$74,922
Assumed	382	1,667	494	1,718
Ceded	(12,449)	(16,322)	(27,538)	(32,931)
Net earned premiums	10,895	$22,567	24,533	$43,709

Losses and loss adjustment expenses
Direct	$19,639	$31,717	$46,591	$64,916
Assumed	297	1,039	441	1,076
Ceded	(10,657)	(14,952)	(23,295)	(31,104)
Net losses and loss adjustment expenses	$9,279	$17,804	$23,737	$34,888

Effective April 1, 2010, Majestic and certain insurance subsidiaries of AmTrust Financial Services, Inc. (AmTrust), entered into a 90% quota share agreement covering underwriting, claims management and administration of workers’ compensation insurance in the western states of California, Arizona, Nevada and Oregon (covered business). Under the quota share agreement, Majestic will assume 90% of the first $500 thousand of losses and loss adjustment expenses from any single occurrence under the covered business and AmTrust will cede 90% of the applicable premiums to Majestic. Majestic will provide to AmTrust security for its obligations in the form of a trust account, which may be combined with cash advances, funds withheld, letters of credit or a combination thereof. The agreement limits the amount of covered business to $40 million in any calendar year. Majestic will perform various management services for the covered business, including marketing, underwriting, issuance of polices, loss control, and claims handling. Majestic will reimburse AmTrust for costs associated with the covered business, including commissions, taxes, assessments and all other expenses other than allocated loss adjustment expenses. In addition, for each calendar year, AmTrust will receive a ceding commission equal to the greater of $630 thousand or 7.0% of annual gross net premiums written.

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

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements – (Continued)

Note 9.                       Income Taxes

The income tax provision differs from the amount computed by applying the U.S. Federal income tax rate of 35% to loss before taxes as a result of the following:

	Six months ended June 30,
	2010	2009
	(Dollars in thousands)

Theoretical Federal income tax from continuing operations at statutory rate of 35%	$(4,740)	$(5,244)
Valuation allowance	2,394	—
Tax-free Bermuda-domiciled loss	309	661
Tax-exempt investment income	(60)	(519)
Share-based compensation	127	371
Other	75	31
Income tax benefit from continuing operations	$(1,895)	$(4,700)

In the fourth quarter of 2009, the Company evaluated its net deferred tax assets for recoverability and considered the relative impact of negative and positive evidence, including historical profitability and projections of future taxable income within the foreseeable future and recorded a full net deferred tax valuation allowance at December 31, 2009.  The Company continues to conclude that estimated future taxable income and certain tax planning strategies no longer constitute sufficient positive evidence to conclude that it is more likely than not that its net deferred tax assets would be realizable in the foreseeable future.  Consequently, the Company carried a non-cash full valuation allowance on its net deferred tax asset of $19.6 million at June 30, 2010.

Note 10. Variable Interest Entity

Majestic USA is a sponsor that has a variable interest in CRM USA Holdings Trust I (Trust).  The Trust was established for the sole purpose of issuing capital and common securities.  On November 14, 2006, the Trust issued $35.0 million of Trust capital securities and $1.1 million of Trust common securities and invested the proceeds in junior subordinated debt obligations (Junior Debt) issued by Majestic USA in the aggregate principal amount of $36.1 million.  The Junior Debt is the sole asset of the Trust.  The capital and common securities of the Trust, representing the undivided beneficial ownership interests in the assets of the Trust, have no stated maturity and must be redeemed upon maturity of the Junior Debt securities. The Trust is to make quarterly distributions on the capital and common securities at a fixed annual rate of 8.65% until December 15, 2011 and after such date at a fixed spread of 3.65% above 3-month London Interbank Offer Rate per annum.  The common securities are held by Majestic USA and represent 100% of the issued and outstanding common securities of the Trust. They are reflected as investment in unconsolidated subsidiary in the Company’s consolidated balance sheets.  In addition, the Company and Majestic USA have guaranteed the repayment of the capital securities of the Trust.  This guarantee will remain in place until the full redemption of the capital securities and does not represent a variable interest as the Company is guaranteeing its own performance.

The terms of the Junior Debt allow Majestic USA to defer payment of interest for up to twenty consecutive quarterly periods.  Beginning on December 15, 2009, Majestic USA elected to defer its regularly scheduled quarterly interest payments on its Junior Debt, but continues to accrue expense for interest owed at a compounded rate.  Accordingly, the Trust is also deferring quarterly distributions on its capital and common securities.  Accrued interest payable on the Junior Debt of $2.5 million and $0.9 million is included in other liabilities in the consolidated balance sheets at June 30, 2010 and December 31, 2009, respectively.

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements – (Continued)

The Company evaluated whether the Trust should be consolidated under the framework established in the consolidation guidance.  Since the Company does not have the power to direct the activities of the Trust and absorb any losses or receive benefit of any gains from the Trust, the Company is not the primary beneficiary of the Trust and as a result does not consolidate the Trust.

The Company is involved in the normal course of business with VIEs primarily as a passive investor in government sponsored entity mortgage-backed securities. The Company is not the primary beneficiary of these VIEs. The Company’s maximum exposure to losses with respect to these investments is limited to the investment carrying values included in the Company’s consolidated balance sheet.

Note 11.                       Contingencies

Regulatory Proceedings

NY Attorney General Investigation

In March 2008, CRM was advised that the New York State Office of the Attorney General (NY Attorney General) had commenced an investigation of CRM and had issued a subpoena for documents related to CRM’s administration of the Healthcare Industry Trust of New York (HITNY). Subsequent NY Attorney General inquiries and requests for documents indicated a focus on the Company’s initial public offering in December 2005, and in August 2009, the Company was advised that the NY Attorney General would seek testimony of six current or former directors and officers of the Company and CRM. Thereafter, in December 2009, the Company received a “Notice of Imminent Enforcement Action” from the NY Attorney General. According to the Notice, the NY Attorney General stated that it intends to file civil claims against the Company, certain of its subsidiaries, and certain directors and officers to seek redress of allegedly unlawful practices, unless an acceptable settlement can be reached. The NY Attorney General has alleged that the Company and the other named parties engaged in fraudulent practices in connection with CRM’s administration and marketing of workers’ compensation group self-insurance trusts in New York and in connection with the Company’s initial public offering completed in December 2005. These practices are alleged to have violated New York’s Executive Law and Martin Act. The NY Attorney General intends to seek injunctive relief, restitution, damages, penalties, and costs.

The Company has cooperated fully with the NY Attorney General’s investigation. To the Company’s knowledge, the NY Attorney General has not commenced a lawsuit against the Company, its subsidiaries or any of the Company’s current or former directors or officers. The Company cannot currently predict when the NY Attorney General will conclude its investigation, commence a lawsuit, what, if any, action may be taken by the NY Attorney General, or the effect any such action may have on our business reputation, results of operations, financial condition or cash flows.

New York State Insurance Department Inquiry

In June 2008, Majestic received a “Call for Special Report and Documents Pursuant to Section 308 of the Insurance Law” from the New York State Insurance Department. Among other items, the New York State Insurance Department requested information related to Majestic’s loss reserving practices and Majestic’s providing insurance to former members of the group self-insured trusts previously managed by CRM as insureds of Majestic. In September 2009, Majestic received a further request from the New York State Insurance Department requesting information related to CRM’s acquisition of Majestic and additional information related to Majestic’s issuance of workers’ compensation policies in New York, including policies issued to previous members of the group self-insured trusts managed by CRM. Majestic is cooperating fully with the New York State Insurance Department. To the Company’s knowledge, the New York State Insurance Department has not initiated any proceedings against Majestic. The Company cannot currently predict when the New York State Insurance Department will conclude its review, what, if any, actions may be taken by the New York State Insurance Department, or the effect any such action may have on the Company’s results of operations, reputation, financial condition, or cash flows.

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements – (Continued)

New York State Workers’ Compensation Board Inspector General Investigation

On or about January 9, 2009, Majestic’s underwriting department received a subpoena from the New York State Workers Compensation Board Office of the Fraud Inspector General. The subpoena requested production of various documents related to the issuance of excess workers’ compensation and employers’ liability policies by Majestic to the Elite Contractors Trust of New York. On May 8, 2009, CRM Holdings and Twin Bridges received a subpoena from the New York State Workers’ Compensation Board Office of Fraud Inspector General. The subpoena requested documents related to quota share agreements and a novation agreement among Twin Bridges, NY Marine and General and Majestic. The subpoenas were captioned In the Matter of Compensation Risk Managers, LLC and were assigned Inspector General Case No. 38839. To the Company’s knowledge, the Inspector General has not commenced any action against CRM or any of its affiliates. The Company cannot currently predict when the New York State Workers’ Compensation Board Office of Fraud Inspector General will conclude its review, what, if any, action may be taken by the Office of Fraud Inspector General, or the effect any such action may have on the Company’s business reputation, results of operations, financial condition or cash flows.

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

FS Kids LLC, et al. v. Compensation Risk Managers, LLC. On November 24, 2008, FS Kids, LLC, Mask Foods, Inc., Valu Home Centers, Inc., KBLM Foods, Inc., KDJB Foods, Inc., Gaige & Son Grocery, Inc., TJ’s Market, Inc., BB&T Supermarkets Inc., BNR-Larson, LLC, and Gift Express of New York, Inc., all of which were former members of the Wholesale Retail Workers’ Compensation Trust of New York (“WRWCTNY”), on their own behalf and on behalf of all others similarly situated, sued CRM in New York Supreme Court, Erie County. On August 26, 2009, the plaintiffs filed an amended complaint seeking class action certification and alleging that CRM: (1) breached its contract with WRWCTNY; (2) breached its duty of good faith and fair dealing owed to WRWCTNY; (3) breached its fiduciary duties owed to WRWCTNY; (4) was negligent in administering WRWCTNY; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages arising from the plaintiffs’ joint and several liability for the deficit of WRWCTNY which, as of September 30, 2007, was estimated at $19 million, and from any unpaid claims of the plaintiffs’ injured employees in an amount presently undetermined. In September 2009, CRM filed a motion to dismiss the plaintiffs’ amended complaint. CRM’s motion to dismiss was denied by the court on March 11, 2010.

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

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements – (Continued)

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

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements – (Continued)

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

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements – (Continued)

RBG Management et al. v. RMI Consulting et al. v. Compensation Risk Managers, LLC.  In May 2010, RMI Consulting, Inc. and James W. Barber sued CRM as a third-party defendant in a lawsuit commenced by RBG Management Corp. and Red & White Markets, Inc. against RMI Consulting and Mr. Barber in New York State Supreme Court, Bronx County. RMI Consulting and Mr. Barber allege that CRM should be held liable for common law indemnification and contribution in the event that RMI Consulting and Mr. Barber are held liable to plaintiffs in the underlying action, in which the plaintiffs have alleged misrepresentations, omissions, and professional negligence against RMI Consulting and Mr. Barber while acting as plaintiffs’ brokers and allegedly wrongfully inducing the plaintiffs to become members of WRWCTNY. On July 14, 2010, CRM filed a motion to dismiss the third-party complaint, which is currently pending before the court.

Securities Class Action

On February 5, 2010, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York on behalf of a class consisting of all persons or entities who purchased the securities of CRM Holdings between December 21, 2005 and November 5, 2008. The complaint was filed by Beverly L. Munter, individually and on behalf of all others similarly situated, and charges CRM Holdings and certain of our executive officers and directors with violations of federal securities laws. The complaint alleges that throughout the class period the defendants knew or recklessly disregarded that their public statements concerning CRM Holdings’ financial performance and prospects were materially false and misleading. Specifically, the defendants are alleged to have made false and/or misleading statements and/or failed to disclose: (1) that the defendants and their affiliates engaged in a fraudulent scheme and course of business to grow membership in eight group self-insured trusts previously administered by CRM, by charging premiums below commercial rates; (2) that the membership growth inflated gross trust revenues while reducing net paid premium income to the level that the assets of the group self-insured trusts would become insufficient to cover liabilities; (3) that, accordingly, the group self-insured trusts would fall below “fully funded” status; (4) that, as part of their fraudulent scheme and course of business to cover up the difference between assets and liabilities, the defendants and their affiliates disguised the true financial conditions of the group self-insured trusts by engaging in certain improprieties designed to result in minimal projected claims liability, including under-reserving individual claims and utilizing improper actuarial/accounting methods; (5) that the defendants and their affiliates provided the New York State Workers’ Compensation Board with materially false and/or misleading financial and actuarial reports for the group self-insured trusts which reflected artificially reduced liabilities; (6) that, as a result of the above, the Company was exposed to hundreds of millions of dollars in liabilities relating to the under-funding of the group self-insured trusts; (7) that the Company lacked adequate internal and financial controls; and (8) that, as a result of the above, the Company’s financial statements were materially false and misleading. The plaintiff seeks to recover damages on behalf of class members.

In May 2010, the court granted plaintiffs’ motion appointing Brett Brandes and Beverly L. Munter as lead plaintiffs in the action, Glancy Binkow & Goldberg LLP as lead counsel for the class, and consolidation of any subsequently filed lawsuits with the action under the caption In re: CRM Holdings, Ltd. Securities Litigation. The Company and defendant directors and officers have been served with the complaint and will have 60 days to respond once the plaintiffs file a consolidated amended complaint.

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

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements – (Continued)

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

In October 2009, CAP voted to voluntarily terminate active operations effective January 1, 2010. Beginning in 2009, CAP had been unable to maintain assets that exceeded its liabilities, and CAP formulated a members’ deficit reduction plan, which was approved by the California Department of Industrial Relations. Thereafter, in February 2010, CAP began to experience liquidity issues, based, in part, on California’s regulations governing the posting of securities for group self-insured trusts. As of December 31, 2009, CAP’s members’ deficit was estimated at $22.0 million, excluding the effects of recently billed member assessments. In April 2010, it was reported that litigation may be commenced concerning CAP’s members’ deficit, and it is possible that such litigation could include claims against CRM CA and its affiliates. In May 2010, the Department of Industrial Relations appointed a conservator for CAP. Thereafter, CRM CA was contacted by an attorney representing CAP’s conservator requesting information regarding the settlement of the Cornerstone lawsuit and the Service Agreement Amendment between CRM CA and CAP, and also requested that CRM CA enter into a tolling agreement the conservator with respect to any claims that CAP and CRM CA may have against one another. CRM CA intends to vigorously contest any claims relating to CAP’s members’ deficit and any litigation that may arise.

Note 12.                       Subsequent Events

Reinsurance Coverage

Majestic entered into a new excess of loss reinsurance program effective July 1, 2010.  Majestic’s previous excess of loss reinsurance program was terminated effective June 30, 2010.  The new excess of loss reinsurance program covers losses incurred between July 1, 2010 and the date on which the reinsurance agreements are terminated.  The excess of loss reinsurance program provides $49.4 million of reinsurance, per occurrence, for workers’ compensation losses in excess of a $600 thousand retention.  Majestic retains liability for any amounts of losses and loss adjustment expenses that exceed $50 million up to the applicable statutory limit.  Majestic has 11 reinsurers providing coverage, including:  Axis Specialty Limited, Catlin Insurance Company, Dorinco Reinsurance Company, Hannover Rueckversicherung AG, Transatlantic, Endurance Specialty Insurance Ltd., Flagstone Re Ltd., Munich Re, Tokio Millennium Re Ltd., , Odyssey Re, Aspen Re and various Lloyd’s syndicates.

Majestic did not renew its two external ceded quota share agreements which were in effect from July 1, 2009 through June 30, 2010.

California Self-Insured Groups

Effective July 1, 2010 CRM CA will no longer be actively managing the Healthcare Industry Self-Insured Group (HISIP).  CRM CA will continue to provide loss control and other administrative services for a period not to exceed 90 days from the termination date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS OF OPERATIONS

In this report, we use the terms “Company,” “we,” “us” or “our” to refer to Majestic Capital and its subsidiaries on a consolidated basis, unless otherwise indicated or unless the context otherwise requires.

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

Overview

We are a specialty provider of workers’ compensation insurance products. Through our subsidiaries, we seek to provide quality products and services that fit the needs of our insureds and clients and are dedicated to developing and maintaining a mutually beneficial, long-term relationship with them. Our workers’ compensation insurance coverage is offered to employers in California, New York, New Jersey, Arizona, Nevada, and other states.

Executive Summary

Our net loss from continuing operations for the six months ended June 30, 2010 was $11.6 million compared to a net loss of $10.3 million for the six months ended June 30, 2009. The major factors contributing to our six-month net loss were:

•	a decrease in net earned premiums; and

•	an increased current accident year loss ratio.

Net Earned Premiums. Our net earned premiums have declined through the first six months of 2010.  This resulted from primarily three items: a downgraded A.M. Best rating, increased reinsurance costs, and difficult market conditions. First, in December 2009, A.M. Best downgraded Majestic’s financial strength rating from “A-” to “B++”. As a result, we were not able to retain and compete for certain rating sensitive business written on or after January 1, 2010. Second, we ceded a greater amount of premiums to third party reinsurers, based on increased costs associated with our excess of loss reinsurance treaty and a higher ceding percentage on our quota share reinsurance year-over-year. Third, ongoing weakness in business and economic conditions in the U.S. and competitive market and difficult pricing conditions in California, our largest market, adversely affected our year-over-year net earned premiums.

Losses and Loss Adjustment Expenses. Our losses and loss adjustment expense ratio increased to 85% for the first six months of 2010 from 79% for the first six months of 2009. This increase was due to a higher current accident year loss ratio, which resulted from decreased net earned premiums, the impact of lower ceding commission income on our loss adjustment expenses, and an increase in our claims severity trends on primary insurance policies underwritten in California. We recognized favorable development on prior accident years during the second quarter of 2010, which was offset by the unfavorable loss reserve development on prior accident years recognized in the first quarter of 2010.

Factors Influencing Our Future Performance. Our 2010 operating results and financial conditions could be affected by many factors including:

•
Effective July 1, 2010, we non-renewed our external quota share reinsurance program, which had included two reinsurance agreements, a 43% ceded quota share agreement, of which 80% was placed with participating reinsurers, and a 15% ceded quota share agreement. The agreements expired June 30, 2010, and based on our operating results for the first half of 2010 and current capital position, we determined that we no longer needed quota share reinsurance with respect to our maintenance of an A.M. Best financial strength rating of “B++” or better. Based on the non-renewal, we expect an increase in the operating results of our insurance subsidiaries, resulting primarily from the reduction in ceded premiums to third-party reinsurers.

•
The downgrade of Majestic’s A.M. Best financial strength rating to “B++” from “A-” in December 2009 may continue to negatively affect the volume of our premiums.  Based on the downgrade, we are unable to compete for and retain rating sensitive business. A.M. Best’s rating actions reflected its concern over the potential impact on Majestic from the regulatory and litigation issues we face, the sizeable deterioration in our overall earnings, and the increased level of dependence on Majestic to support holding company operations. Our financial strength rating will remain under review until these items can be evaluated further.

•
Based on the downgrade in our A.M. Best rating, we entered into a strategic alliance through a quota share reinsurance agreement with AmTrust, effective April 1, 2010, which we expect to help us retain and compete for rating sensitive business. For further information on our agreement with AmTrust, see above under the heading “Item 1. Financial Statements – Note 8. Insurance Activity.”  In addition to AmTrust, we may seek to partner with other insurance carriers with which we can align to provide our customers an A.M. Best “A-” or better rating.

•
We are subject to an investigation and potential litigation by the NY Attorney General in connection with CRM’s self-insured group administration practices and our initial public offering in December 2005. In addition, several lawsuits have been brought against us in connection with our discontinued New York fee-based management services business.

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

•	The weak economy may continue to affect policyholders by deflating insured payrolls, and until the economy significantly strengthens, we may not see significant premium growth.

•	Our premium growth also may lag as we seek to increase premium rates and take corrective underwriting actions in certain areas of our business.

•	The California insurance marketplace could remain competitive, which could cause carriers to continue pursuing market share through price.

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

Our Insureds’ Payroll Levels. Our primary insurance premiums are ultimately determined by the policyholder’s aggregate payroll. Based on the U.S. recession, we have seen protracted levels of unemployment, and as a result, we continue to experience lower payroll levels for our insureds and a resulting reduction in net earned premiums. Until economic conditions improve, this trend may likely continue.

California’s Premium Rates. In California, the state in which the largest amount of our workers’ compensation premiums are earned, the Workers’ Compensation Insurance Rating Bureau of California (WCIRB), an industry-backed private organization that provides statistical analysis, recommends claims cost benchmarks to be used by companies in determining their premium rates. The WCIRB’s recommendations are reviewed by the California Department of Insurance, which then publishes the approved claims cost benchmarks. The benchmark rates cover expected loss costs, but do not contain an element to cover operating expenses or profit.

Between 2004 and 2007, California benchmark rates experienced a significant downward trend, which resulted in soft market conditions. The reduction in rates was based on legislative reforms adopted by California in 2003 and 2004, which had the goal of reducing the medical and indemnity expenses incurred by insurance companies under workers’ compensation policies. The benchmark rates in California fell 63% percent since their high in 2003. Beginning in 2008, market conditions indicated a stabilizing to California’s benchmark rates. However, the pricing in the California market has remained soft. The significant benchmark rating actions since 2008 have included:

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

The California Insurance Commissioner’s decisions are advisory only and insurance companies may choose whether to adopt the new rates. We set our own California premium rates based upon actuarial analysis of current and anticipated cost trends including any modifications to the workers’ compensation system, while maintaining our goal of achieving underwriting profits.

New York’s Premium Rates. Workers’ compensation rates in New York have experienced significant pricing pressure since the legislative reforms adopted in March 2007. Following almost two years of relatively stable rates, in July 2007, the New York State Superintendent of Insurance ordered that overall policyholders’ costs for workers’ compensation be reduced by an average of 20.5% effective October 1, 2007. This 20.5% reduction included both changes in the workers’ compensation rates set by the New York State Workers’ Compensation Board as well as a change to the New York State assessment. The rate reduction was based upon an analysis of the impact of the reforms and market trends associated with New York’s 2007 Workers’ Compensation Reform Act signed into law in March 2007, which was intended to create a significantly less expensive system of workers’ compensation in New York while increasing the weekly benefits paid to injured workers. In addition, in February 2008, New York State enacted related legislation that requires workers’ compensation insurers to establish premiums based on loss cost multipliers filed with the state instead of a mandated rate, effective October 2008.  The initial loss costs effective October 2008 represented a 6.4% decrease from the loss costs underlying the previous mandated full rates.  Subsequently, an increase of 4.5% was implemented October 2009, and most recently, a 7.7% increase will take effect October 2010.

Principal Revenue and Expense Items

Our revenues consist primarily of the following:

Net Premiums Earned. Direct premiums written include all direct premiums billed during a specified policy period.  Assumed premiums written are premiums from third party companies or authorized state mandated pools.  Net premiums written is the difference between direct and assumed premiums written and premiums ceded or paid to affiliate or third party reinsurers.

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

Fee-Based Income. Our fee-based income include management fees received from self-insured groups for management services.  Our fees are based on a percentage of premiums paid by members to the self-insured groups.

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

Underwriting and Acquisition Expenses. Underwriting and acquisition expenses consist of personnel expenses of our insurance operations, general and administrative expenses, commissions, premium taxes and other policy issuance costs of our insurance subsidiaries.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel expenses, fees paid to general agents and brokers for binding the coverage of members in the self-insured groups we manage, professional fees and other public company operating costs.

Change in Reportable Segments

We previously reported our results in four operating segments: primary insurance (Majestic), reinsurance (Twin Bridges), fee-based management services (CRM CA), and corporate and other (Majestic Capital, Majestic USA and Embarcadero). Effective January 1, 2010, we have reflected changes in segment reporting and no longer report multiple segments. The change from reporting four reportable segments to a single segment reflects our current business activities and organizational changes. The prior periods have been restated to conform to the current period presentation.

The changes in segment reporting include our primary insurance and reinsurance segments, Majestic and Twin Bridges, being aggregated into a single “risk-bearing” segment in accordance with the framework established by segment reporting guidance. Twin Bridges is reinsuring only risk underwritten at Majestic, both use independent agents/brokers to produce business, and both Majestic and Twin Bridges, as insurance companies, are subject to insurance regulatory environments. Further, the operations of our fee-based segment, CRM CA, have continued to decline. Through June 30, 2010, CRM CA was actively managing one self-insured group and providing administrative services to one inactive self-insured group. Accordingly, the revenue, results of operations and total assets of CRM CA fall below the quantitative threshold required for it to be a reportable segment. Lastly, Majestic Capital, Majestic USA and Embarcadero have no revenues and are not viewed as a discrete operation for decision-making purposes. Therefore, we have determined that the corporate segment is not a reportable segment.

Critical Accounting Policies and Estimates

We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the three and six months ended June 30, 2010 and 2009. We believe that the accounting policies set forth in the Notes to our Consolidated Financial Statements and “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements.

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

At and for the six months ended June 30, 2010, we had a consolidated retained deficit of $23.2 million and a loss from continuing operations before taxes of $11.6 million. As a result, management continues to evaluate whether we have the ability to continue as a going concern. In its analysis, management analyzes each subsidiary company to determine whether it has sufficient assets to meet its obligations as they become due in the foreseeable future.

Our insurance subsidiary, Majestic, experienced an operating loss before income taxes of $9.9 million for the six months ended June 30, 2010, has $250.1 million in cash and invested assets, $22.1 million in retained earnings, and total shareholders’ equity of $78.3 million. Our reinsurance subsidiary, Twin Bridges, had operating income of $0.8 million for the six months ended June 30, 2010, cash and invested assets of $15.8 million, $18.5 million in additional paid in capital, and total shareholders’ equity of $17.7 million. Consequently, management concluded that both Majestic and Twin Bridges had sufficient liquid assets to meet their obligations as they become due in the foreseeable future.

Majestic Capital, Majestic USA and Embarcadero (the “Holding Companies”) generate no revenues and are obligated to pay expenses related to debt service, public company and other general corporate overhead expenses.  The Holding Companies rely upon dividends and/or distributions of capital from their subsidiaries to meet these obligations. However, as regulated insurance companies, Majestic and Twin Bridges, are subject to significant regulatory restrictions limiting their ability to declare and pay dividends and/or distribute capital as described in Note 21 of the notes to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

In addition, our fee-based subsidiary CRM CA has had declining cash flows due to the closure of and decline in premiums under management of the self-insured groups it manages.  CRM NY and Eimar have no operating cash inflows or outflow as they are classified as discontinued operations, but continue to have legal defense and contractual obligation payments.

To conserve cash in order meet the obligations of the Holding Companies, CRM CA and discontinued operations, management has established a plan, which includes the following aspects:

•
Management has the right to suspend payments of interest on Majestic USA debt obligations for twenty consecutive quarters and elected to do so in the fourth quarter of 2009 and will continue to defer these payments for the foreseeable future.

•	Management obtained approval from the Bermuda Monetary Authority for its Twin Bridges subsidiary to pay a substantial distribution of surplus to the parent company in 2010.

•
Management will continue its past approved practice under its Form D filing with the California Department of Insurance of allocating expenses from the domestic Holding Companies to the insurance entity, Majestic.

•
Management continues to implement cost-cutting measures at the Holding Companies which include pay cuts for executive management and the Board of Directors, which were effective January 1, 2010, and the reduction in work force described in “Item 1 – Financial Statements – Note 3. Employee Severance.”  Further cost cutting measures at the Holding Companies and operating companies are also occurring.

Based on this plan, management has concluded that the Holding Companies as well as the operating companies and discontinued operations will have sufficient cash to meet their obligations as they become due in the foreseeable future.

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

Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Written premiums
Direct premiums written	$22,470	$38,841	$51,018	$78,798
Assumed premiums written	1,961	1,668	2,073	1,718
Ceded premiums written	(12,816)	(17,056)	(27,715)	(34,281)
Net premiums written	11,615	23,453	$25,376	$46,235

Revenues
Net premiums earned	$10,895	$22,567	$24,533	$43,709
Fee-based income	374	1,061	644	2,734
Investment income	3,267	2,783	6,078	6,032
Total revenues	14,536	26,411	31,255	52,475

Expenses
Losses and loss adjustment expenses	9,279	17,804	23,737	34,888
Underwriting and acquisition expenses	7,987	7,341	15,456	18,111
General and administrative expenses	1,292	3,971	3,361	12,670
Interest expense	1,153	886	2,244	1,786
Total expenses	19,711	30,002	44,798	67,455

Loss from continuing operations before income taxes	(5,175)	(3,591)	(13,543)	(14,980)
Tax benefit from continuing operations	(1,230)	(1,495)	(1,895)	(4,700)
Loss from continuing operations	(3,945)	(2,096)	(11,648)	(10,280)

Loss from discontinued operations	(121)	(280)	(296)	(484)

Net Loss	$(4,066)	$(2,376)	$(11,944)	$(10,764)

GAAP Combined Ratio
Loss and loss adjustment expense ratio(1)	85%	79%	97%	80%
Underwriting expense ratio(2)	73%	33%	63%	41%
GAAP combined ratio(3)	158%	112%	160%	121%

(1)
The loss and loss adjustment expense ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. When the calendar year loss and loss adjustment ratio is adjusted to exclude prior period items, such as loss reserve development, it becomes the “accident year loss ratio,” a non-GAAP financial measure.

(2)	The underwriting expense ratio is calculated by dividing underwriting and acquisition expenses by net premiums earned.
(3)
The GAAP combined ratio is the sum of the loss and loss adjustment expense ratio and the underwriting expense ratio. The GAAP combined ratio is a key measurement of profitability traditionally used in the property-casualty insurance business.

Direct Premiums Written. Direct premiums written decreased $16.4 million, or 42%, to $22.5 million in the second quarter of 2010, as compared to $38.8 million in the second quarter of 2009.  Of this decrease, $15.2 million was attributable to primary insurance policies and $1.2 million was attributable to excess insurance policies.

In the first six months of 2010, direct written premiums declined by $27.8 million, or 35%, to $51.0 million, as compared to $78.8 million in 2009.  Of this decrease, $25.0 million was attributable to primary insurance policies and $2.8 million was attributable to excess insurance policies.

Geographically, our direct premiums written were:

	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
	(Dollars in thousands)

California	$17,073	76%	$26,131	67%	$38,154	75%	$51,112	65%
New York/New Jersey	4,509	20%	10,878	28%	10,519	21%	23,665	30%
Others	888	4%	1,832	5%	2,345	4%	4,021	5%
Total	$22,470	100%	$38,841	100%	$51,018	100%	$78,798	100%

Despite an 8% increase in our current year average premium rate per policy and a 14% increase in average premium size, our direct written premiums decreased as compared to the same period last year, primarily due to:

•
The December 2009 downgrade of Majestic’s financial strength rating to “B++” from “A-”, which impeded our ability to renew existing insureds who require an A- or better rating and to attract new business in an already highly competitive marketplace.  Our total in-force policy count was 43% lower in the first six months of 2010 as compared to the same period last year.

•
A decrease in premiums underwritten in New York and New Jersey, which resulted from the continuing effects of underwriting actions taken on our business underwritten in these states and difficulties we are continuing to face in the marketplace. This resulted in a 47% decrease in in-force policy count year over year for the New York/New Jersey market.

•	The economic downturn resulted in reduced payroll levels of our insureds. Our current year total payroll exposure is 32% lower for the first six months 2010 as compared to 2009.

•	Our excess policy count and reported payrolls on excess policies declined year-over-year.

Assumed Premiums Written Assumed premiums written increased $0.3 million, or 18%, to $2.0 million in the second quarter of 2010, compared to $1.7 million in the second quarter of 2009.  In the first six months of 2010, assumed premiums written of $2.1 million increased $0.4 million, or 21%, compared to $1.7 million in the same period last year. The effects of premiums assumed under the AmTrust quota share agreement beginning in the second quarter of 2010 were offset by a decrease in premiums assumed under authorized state mandated pools in the second quarter of 2010 as compared to 2009.

Ceded Premiums Written. Ceded premiums written decreased $4.2 million, or 25%, to $12.8 million in the second quarter of 2010, compared to $17.1 million in the second quarter of 2009.  In the first six months of 2010, ceded premiums declined $6.6 million, or 19%, to $27.7 million in 2010 from $34.3 million in 2009.  These decreases were primarily due to the decrease in direct premiums written as discussed above, somewhat offset by a greater percentage of premiums ceded to reinsurers under quota share agreements in 2010 as compared to 2009.  Premiums ceded to external reinsurers under quota share agreements were in the following proportions in 2010 as compared to 2009:

	2010	2009

Six months June 30,
Max Re(1)	13%	40%
Aspen/Axis(2)	34%	—
Total External Quota Share %	47%	40%

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

Net Premiums Earned. Net premiums earned decreased $11.7 million, or 52%, to $10.9 million in the second quarter of 2010, compared to $22.6 in the second quarter of 2009.  Of this decrease, $11.2 million was attributable to primary insurance policies and $0.5 million was attributable to excess insurance policies. In the first six months of 2010, net premiums earned decreased $19.2 million, or 44%, to $24.5 million in 2010 from $43.7 million in 2009.  Of this decrease, $18.2 million was attributable to primary insurance policies and $1.0 million was attributable to excess insurance policies.  In addition to the items that reduced our direct premiums written, our net premiums earned were lower due to an increase in ceded earned premiums under our external quota share agreements and the continuing impact of premium refunds on expiring policies following the completion of payroll audits.

Geographically, our net premiums earned were:

	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
	(Dollars in thousands)

California	$7,802	72%	$14,465	64%	$17,039	69%	$27,194	62%
New York/New Jersey	2,567	23%	7,132	32%	6,288	26%	14,280	33%
Others	526	5%	970	4%	1,206	5%	2,235	5%
Total	$10,895	100%	$22,567	100%	$24,533	100%	$43,709	100%

Fee-Based Income. Fee-based income decreased $0.7 million, or 65%, to $0.4 million for the second quarter of 2010, from $1.1 million in the second quarter of 2009.  In the first six months of 2010, fee-based income earned decreased $2.1 million, or 76%, to $0.6 million in 2010 from $2.7 million in 2009.  These decreases resulted from a reduction in the number of self-insured groups under management and lower payrolls attributable to the members of the self-insured groups currently under management.  Effective July 1, 2010, we no longer have any active groups under management, and we do not expect to recognize any significant fee-based income in future periods.

Net Investment Income. Net investment income increased $0.5 million, or 17%, to $3.3 million in the second quarter of 2010, from $2.8 million in the second quarter of 2009.  Of this increase, $0.6 million is attributable to an increase in net realized gains recognized during the second quarter of 2010 as compared to 2009.  Net investment income remained relatively unchanged at $6.1 million for the first six months of 2010 as compared to $6.0 million for the first six months of 2009.  The increase in our second quarter 2010 net realized gains was offset by decreased investment income which resulted from lower investment yields on our available-for-sale portfolio.  The investment yield on our available-for-sale portfolio for the first six months of 2010 was 3.8% as compared to 4.3% in the first six months of 2009.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses decreased $8.5 million, or 48%, to $9.3 million in the second quarter of 2010, from $17.8 million in the second quarter of 2009.  The losses and loss adjustment expenses ratio was 85% in the second quarter of 2010 as compared to 79% in the second quarter of 2009.

Our loss and loss adjustment expense ratio for 2010 compared to 2009 was higher quarter-over-quarter due to an increased current accident year loss ratio offset by the recognition of favorable development on prior period losses, as shown in the following table:

	Three months ended June 30,
	2010	2009

Loss ratio for current accident year losses	97%	84%
Loss ratio for prior accident year losses	(12%)	(5%)
Loss and loss adjustment expense ratio	85%	79%

The current accident year loss ratio for the second quarter of 2010 was 97%, compared to 84% for the second quarter of 2009.  The current accident year loss ratio was higher in the second quarter of 2010 compared to 2009 due to the effects of decreased net earned premiums, as discussed above in “Net Premiums Earned,” and the items shown in the following table:

	Three months ended June 30,
	2010	2009

Current accident year loss and ALAE ratio	82%	78%
Current accident year ULAE loss ratio	15%	6%
Current accident year loss ratio	97%	84%

Adjustments:
Subsequent period adjustment(1)	—	7%
Ceding commission for ULAE(2)	(6%)	—
Adjusted current accident year loss ratio	91%	91%

(1)
The subsequent period adjustment includes amounts for losses, ALAE and ULAE. The current accident year loss ratio recorded during the second quarter of 2009 of 84% was adjusted during subsequent periods in 2009 to 91%. This upward adjustment resulted from subsequent actuarial analysis reflecting higher than expected claims severity in California during accident year 2008, which led to the increased estimate of the 2009 current accident year loss ratio.

(2)
The current accident year loss ratio was affected by the quota share reinsurance agreements in effect during the second quarter of 2010 compared to 2009. The current accident year loss ratio for the second quarter of 2010 was affected by the impact of having no ceding commission income to cover unallocated loss adjustment expenses, compared to 6% ceding commission income for the second quarter of 2009.

Our loss and adjustment expense ratios in the second quarter of both 2010 and 2009 benefited from the recognition of favorable development on prior periods. We recognized $1.3 million of net favorable development on prior accident years in 2010 compared to $1.1 million of net favorable development on prior accident years in 2009.

During the second quarter of 2010, we had $0.6 million of favorable development in our primary insurance business and $0.7 million of favorable development in our excess insurance business. The favorable loss reserve development in our primary business was principally from California accident years 2009 and 2007 where actual incurred and paid losses have developed below our actuarial projections at March 31, 2010. The favorable development in our excess business was also predominantly in California, where losses above the self-insured retention have not emerged as expected.

During the second quarter of 2009, we experienced $1.6 million of net favorable development in our primary insurance business offset by unfavorable development of $0.4 million in our excess insurance business. The favorable development was predominantly from California accident years 2006 and 2007.  This favorable development was offset by unfavorable development from excess policies predominantly underwritten in California for which estimated average cost per claim increased.

Losses and loss adjustment expenses decreased $11.2 million, or 32%, to $23.7 million during the six months ended June 30, 2010, from $34.9 million in the same period last year.  The losses and loss adjustment expenses ratio was 97% in the first six months of 2010 as compared to 80% in the first six months of 2009.

Similar to our quarterly results, the 2010 year to date higher loss and loss adjustment expense ratio was attributable to an increased current accident year loss ratio – a direct effect of decreased net earned premiums as discussed above in “Net Premiums Earned -” and the items shown in the following table:

	Six months ended June 30,
	2010	2009

Current accident year loss and ALAE ratio	79%	75%
Current accident year ULAE loss ratio	17%	5%
Current accident year loss ratio	96%	80%

Adjustments:
Subsequent period adjustment(1)	—	11%
Ceding commission for ULAE(2)	(6%)	—
Adjusted current accident year loss ratio	90%	91%

(1)
The subsequent period adjustment includes amounts for losses, ALAE and ULAE. The current accident year loss ratio recorded during the first half of 2009 of 80% was adjusted during subsequent periods in 2009 to 91%. This upward adjustment resulted from subsequent actuarial analysis reflecting higher than expected claims severity in California during accident year 2008, which led to the subsequent increase in the 2009 current accident year loss ratio.

(2)
The current accident year loss ratio was affected by the quota share reinsurance agreements in effect during the first half of 2010 compared to 2009. The current accident year loss ratio for the first half of 2010 was affected by the impact of having no ceding commission income to cover unallocated loss adjustment expenses, compared to 6% ceding commission income for the first half of 2009.

Prior accident year reserves for losses and loss adjustment expenses remained relatively unchanged for the six months ended June 30, 2010 compared to the same period in 2009.  In the first half of 2010, $1.5 million of unfavorable development in our primary business was offset by $1.2 million of favorable development in our excess insurance business.  The unfavorable development was primarily from New York and New Jersey accident years 2008 and 2009 where actual and incurred paid losses have developed higher than our actuarial projections at December 31, 2009.  The favorable development in our excess business for the six months ended June 30, 2010 was predominantly in California, where losses above the self-insured retention have not emerged as expected.

We have established loss reserves at June 30, 2010 that are based upon our current best estimate of loss costs.  Loss reserves do not represent an exact calculation of liability, but instead represent management’s best estimates, generally utilizing actuarial expertise and projection techniques, at a given accounting date. Reserves for losses and loss adjustment expenses are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability.  The methods for making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any adjustments are reflected in current operations. For additional information regarding our reserves for losses and loss adjustment expenses, our processes for establishing the reserves and the risks associated therewith, see our Annual Report on Form 10-K for the year ended December 31, 2009 under the headings “Item 1. Business — Primary Insurance Segment — Reserves for Losses and Loss Adjustment Expenses,” “Item 1A. Risk Factors — Our loss reserves are based on estimates and may be inadequate to cover our losses,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Reserve for Losses and Loss Adjustment Expenses.”

Underwriting and Acquisition Expenses. Underwriting and acquisition expenses increased $0.6 million, or 9%, to $8.0 million in the second quarter of 2010, from $7.3 million in the second quarter of 2009.  The factors contributing to the increase in our underwriting and acquisition expenses were:

•	the reallocation of personnel and other resources from our holding company operations to our insurance company operations during 2010;

•	a $0.6 million increase in our uncollectible premiums – a direct result of the economic downturn;

•	an $0.6 million increase in our operating lease costs and direct expenses associated with the development and implementation of our integrated policy administration system software; and

•	a decrease in ceding commission income earned on quota share agreements.

These increases were offset by lower broker commissions, premium taxes and other policy issuance costs related to the quarter-over-quarter reduction of direct premiums written and decreases in other general and administrative expenses that resulted from various cost cutting measures instituted during 2010.

Our underwriting expense ratio for the second quarter of 2010 was 73%, compared to 33% for the same period in 2009. The increase in the expense ratio is primarily attributable to the quarter-over-quarter reduction in our net earned premiums.

Underwriting and acquisition expenses decreased $2.7 million, or 15%, to $15.5 million in the first six months of 2010, from $18.1 million in the same period last year. The factors contributing to the decrease in our underwriting and acquisition expenses were:

•	a $0.9 million decrease in our uncollectible premiums, resulting from the underwriting actions taken in New York and New Jersey beginning in 2009 and our ongoing collection efforts;

•	a $0.4 million reduction in our loss-based assessments related to the run-off of our business under the United States Longshore and Harbor Workers’ Compensation Act; and

•	a decrease in other general and administrative expenses that resulted from various cost cutting measures instituted in 2010.

These decreases were offset by severance expense related to a portion of the work force reduction during the first quarter of 2010 and increases in our operating lease costs and direct expenses associated with the development and implementation of our integrated policy administration system.

Our underwriting expense ratio for the six months ended June 30, 2010 was 63%, compared to 41% for the same period in 2009.  Similar to our quarterly results, the increase in our underwriting expense ratio was primarily the result of the reduction in net earned premiums for the first half of 2010 compared to the first half of 2009.

General and Administrative Expenses. General and administrative expenses decreased $2.7 million, or 67%, to $1.3 million in the second quarter of 2010, from $4.0 million in the second quarter of 2009.  The decrease was attributable to:

•
a $1.1 million reduction in personnel expenses resulting from both the work force reduction during the first quarter of 2010 and the reallocation of personnel from our holding company operations to our insurance company operations;

•	a $0.4 million benefit from the early termination of an escrow agreement to cover indemnification claims with respect to Majestic’s pre-acquisition reserves for losses and loss adjustment expenses;

•
a $0.5 million reduction in fees paid to general agents and brokers in connection with our self-insured group management business, which resulted from a decline in the groups under management and lower payrolls of the groups’ members;

•	a $0.3 million reduction in professional fees, which resulted from cost cutting measures initiated in the first quarter of 2009; and

•	a $0.4 million reduction in other general and administrative expenses resulting from cost cutting measures instituted in 2010 and the reallocation of resources to our insurance operations.

General and administrative expenses decreased $9.3 million, or 73%, to $3.4 million in the first half of 2010, from $12.7 million in the first half of 2010. In addition to the reductions for the three moths ended June 30, 2010, the decrease in general and administrative expenses for the six months ended June 30, 2010 resulted from:

•
the recognition of $5.3 million of severance expense related to our former co-chief executive officers during the first quarter of 2009, compared to $0.1 million of severance expenses related to the work force reduction during the first quarter of 2010; and

•	a $1.9 million reduction in personnel expenses resulting from both the work force reduction during the first quarter of 2010 and the reallocation of personnel to our insurance company operations.

Interest Expense. Interest expense increased $0.3 million, or 30%, to $1.2 million in the second quarter of 2010, from $0.9 million in the second quarter of 2009.  Interest expense increased $0.5 million, or 26%, from $1.8 million for the first six months of 2010 compared to $2.2 million for the first six months of 2009.  These increases resulted from higher amounts of investment income paid to third party reinsurers on balances required as collateral for unpaid ceded liabilities under our third party reinsurance agreements.

Loss from Continuing Operations before Income Taxes. Loss from continuing operations before income taxes in the second quarter of 2010 was $5.2 million, compared to $3.6 million in the second quarter of 2009.  The increase in our net loss was primarily attributable to the decline in net earned premiums offset by decreased losses and loss adjustment expenses and the reduction of operating expenses.

In the first six months of 2010, loss from continuing operations before income taxes was $13.5 compared to $15.0 million in the same period last year.  The decrease in our net loss was principally attributable to the reduction of operating expenses and loss and loss adjustment expenses, offset by lower net premiums earned and a reduction in fee-based income.

Provision for Income Taxes. We recorded an income tax benefit from continuing operations of $1.2 million in the second quarter of 2010, compared to $1.5 million in the second quarter of 2009. In the first six months of 2010, we recorded a $1.9 million income tax benefit, compared to a $4.7 million income tax benefit during the same period in 2009.  As we continue to carry a full valuation allowance on our net deferred tax asset, our current quarter and current year income tax benefit includes an increase in the valuation allowance with respect to the net deferred tax asset.  We reduced our valuation allowance to offset the tax effect of increases in net unrealized gains of our investment portfolio, which resulted in our recognition of an income tax benefit for the three and six months ended June 30, 2010.

The income tax benefit for the second quarter of 2009 included a current tax provision of $0.9 million and a deferred tax benefit of $2.4 million.  The income tax benefit for the six months ended June 30, 2009 included a current tax benefit of $2.0 million and a deferred tax benefit of $2.7 million.  The deferred tax benefit for both the quarter and six months ended June 30, 2009 included $1.9 million of net operating loss carryforwards as well as the impact of temporary differences from net loss reserves, unearned premium reserves and deferred policy acquisition costs being reported differently for financial statement purposes than for federal income tax purposes.

Discontinued Operations. We recorded net losses from discontinued operations of $0.1 million and $0.3 million for the second quarter of 2010 and 2009, respectively. In the first six months of 2010, we recorded a $0.3 million loss from discontinued operations as compared to $0.5 million in the same period last year.  As of September 8, 2008, we ceased to manage self-insured groups in New York and consequently stopped providing fee-based management services to those self-insured groups. In addition, we ceased providing medical bill review and case management services to self-insured groups and third party clients.  Accordingly, the results of CRM and Eimar are presented as discontinued operations.  Losses from discontinued operations for all periods presented are attributable to legal defense costs related to the pending regulatory proceedings and litigation described in “Part I. Financial Information – Item 1. Financial Statements – Note 12. Contingencies.”

Net Loss. Consolidated net loss was $4.1 million for the second quarter of 2010, compared to $2.4 million for the second quarter of 2009. Consolidated net loss was $11.9 million for the first six months of 2010, compared to $10.8 million for the same period last year.  The increase in our net loss is principally attributable to decreases in our loss from continuing operations and income tax benefit, offset by reduced losses in our discontinued operations.

Investment Portfolio

We invest the funds made available by our insurance and reinsurance subsidiaries’ capital and the net cash flows from operations, with the objective to earn income and realized gains on investments. At June 30, 2010, our investment portfolio, including available-for-sale investments, short-term investments, cash and cash equivalents, and net receivables for investment purchased but not settled totaled $313.0 million, as compared to $332.7 million at December 31, 2009.

The following table shows the fair market values of various categories of our available-for-sale investment portfolio, the percentage of the total market value of our invested assets represented by each category and the tax equivalent yield to maturity based on the fair market value of each category of invested assets as of the dates indicated:

	As of June 30, 2010			As of December 31, 2009
	(Dollars in thousands)
Description of Securities	Fair Value	Percent of Total	Yield	Fair Value	Percent of Total	Yield
U.S. Treasury and government sponsored agency securities	$60,584	26%	2.3%	$72,665	26%	2.8%
Obligations of states and political subdivisions	76,064	32%	4.8%	63,535	23%	4.3%
Corporate and other obligations	98,843	42%	3.9%	140,393	51%	3.7%
Total investments, available-for-sale	$235,491	100%	3.8%	$276,593	100%	3.6%

The following table shows the ratings distribution of our fixed-income portfolio by Standard and Poor’s rating as a percentage of total market value as of the dates indicated:

Rating	As of June 30, 2010
	(Dollars in thousands)

“AAA”	$86,239	37%
“AA”	69,769	30%
“A”	73,310	31%
“BBB”	5,980	2%
“Other”	193	0%
Total fixed-maturity securities	$235,491	100%

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

Liquidity and Capital Resources

We are a holding company and our operating subsidiaries are the primary source of funds for our operations. We have two primary concerns in managing our liquidity. First, we need to ensure that there is adequate cash available in the insurance subsidiaries to pay claims. Second, we need to ensure that our holding companies, Majestic Capital, Majestic USA and Embarcadero, which have no operating revenues, all have adequate cash to service their debt obligations and to pay income taxes and other expenses. The management of capital resources is primarily concerned with ensuring that there is adequate capital to operate our insurance business within the criteria imposed by regulatory requirements and with the criteria used by rating agencies to assign financial strength ratings.

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

 Our insurance subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims. At June 30, 2010, short-term investments and fixed maturity investments maturing within two years amounted to $74.1 million. These securities are expected to provide adequate sources of liquidity for the expected payment of our loss reserves.

 Our insurance subsidiaries are subject to insurance regulations which restrict their ability to distribute dividends. In addition, Majestic has agreed not to pay any dividends without prior approval of the California Department of Insurance.  For a further discussion of these restrictions, see Item 1 under the heading “Regulation” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. In addition to these limitations, our U.S. operating subsidiaries are subject to a U.S. federal withholding tax of 30% on any dividends paid to Majestic Capital.

Consolidated Cash Flows. The following table summarized our consolidated cash flows from operating, investing and financing activities for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Total cash (used in) provided by
Operating activities	$(25,540)	$(7,904)
Investing activities	3,761	9,117
Financing activities	1,775	(1,424)
Net cash decrease	$(20,004)	$(211)

Net cash used in operating activities was $25.5 million in the first six months of 2010 as compared to $7.9 million in the first six months of 2009, a decrease of $17.6 million.  The decrease in cash flow was primarily due to lower premium receipts and from increases on claims payments.

Net cash provided by investing activities were $3.8 million for the first six months of 2010 as compared to $9.1 million for the first six months of 2009.  Cash flows provided by investing activities are primarily the result of purchases, sales and maturities of our available-for-sale portfolio.

Net cash provided by financing activities was $1.8 million for the first six months of 2010 as compared to cash used in financing activities of $1.4 million for the first six months 2009, an increase of $3.2 million.  The increase was primarily attributable to a decrease in restricted cash and cash equivalents on deposit for the benefit of various regulatory agencies.

Capital Resources

Our insurance operations require cash and liquid investments to pay claims and expenses, but the amount of capital in our insurance subsidiaries influences how much premium we can write. The amount of capital in our insurance subsidiaries is maintained relative to standardized capital adequacy measures. In the United States and Bermuda, insurers and reinsurers are required to maintain certain minimum levels of capital and risk-based capital, the calculation of which includes numerous factors specified by the respective insurance regulatory authorities and the related insurance regulations. Factors that affect capital requirements generally include premium volume, the extent and nature of loss and loss adjustment expense reserves, the type and form of insurance business underwritten and the availability of reinsurance protection on terms that are acceptable to us.

Our competitive position and capital requirement is also partly determined by our financial strength ratings. In December 2009, A.M. Best downgraded Majestic’s financial strength rating from “A-” (Excellent) to “B++” (Good). The rating is under review and has a negative outlook. The rating reflects AM. Best’s opinion of our financial strength, operating performance and ability to meet obligations. If A.M. Best downgrades or withdraws our rating, we could be severely limited or prevented from writing any new insurance contracts, which would significantly and negatively affect our business. Insurer financial strength ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors.

A.M. Best’s financial strength ratings are based primarily on a company’s balance sheet strength, taking into account the amount of capital needed to support the financial risks of a company. Beginning July 1, 2009, we purchased quota share reinsurance coverage in order to maintain our A.M. Best rating. Our execution of these agreements was based, in part, on A.M. Best’s concern over limited capital being readily available. Under quota share reinsurance, the reinsurer accepts a pro rata share of the insurer’s, or ceding company’s, losses and an equal share of the applicable premiums. Quota share reinsurance allows the ceding company to increase the amount of business it could otherwise write by sharing the risks with the reinsurer. The effect of the quota share reinsurance on the ceding company is similar to increasing its capital which is the principal constraint on the amount of business an insurance company can prudently write. Effective July 1, 2010, our quota share agreements expired and based on our operating results for the first half of 2010 and current capital position, we determined that we no longer needed quota share reinsurance with respect to our maintenance of an A.M. Best financial strength rating of “B++” or better.

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

We obtained approval from The NASDAQ Stock Market to transfer our stock listing from the NASDAQ Global Select Market to the NASDAQ Capital Market. The transfer was effective at the opening of the market on May 21, 2010. The transfer has no impact on the ability of investors to trade the stock. The NASDAQ Capital Market is a continuous trading market that operates in the same manner as The NASDAQ Global Select Market, and it includes the securities of approximately 450 companies. All companies listed on The NASDAQ Capital Market must meet certain financial requirements and adhere to NASDAQ’s corporate governance standards.

Our listing transfer was in response to the letter received from the NASDAQ on May 12, 2010, informing us that our common shares had failed to comply with the $1.00 minimum bid price required for continued listing on the NASDAQ Global Select Market, and, as a result, our common shares were subject to delisting. In connection with the transfer and in accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we were granted an additional 180 days from May 10, 2010, or until November 8, 2010, to demonstrate compliance with the $1.00 bid price requirement of the NASDAQ Capital Market. This additional 180-day grace period allows us to defer implementation of a reverse stock split. If we do not regain compliance with the $1.00 bid price requirement by November 8, 2010, Nasdaq will notify the Company of its determination to delist its common shares, which decision may be appealed to a Nasdaq Listing Qualifications Panel.

The Company is considering actions it may take in order to regain compliance with The NASDAQ Stock Market listing requirements, including, if necessary, execution of an authorized reverse share split. At our 2010 Annual General Meeting of Shareholders, our shareholders voted on and approved to authorize the Board of Directors, in its discretion, to effect a reverse share split of our common and Class B shares within a range of 1-for-5 shares to 1-for-10 shares, at any time prior to November 5, 2010. The primary purpose of the reverse share split is to increase the per share trading price of our common shares.

We cannot assure you that our common shares will not be delisted due to a failure to meet continued listing requirements. If a delisting from The NASDAQ Stock Market were to occur, we may seek to have the common shares traded on the OTC Bulletin Board or in the “pink sheets.” These alternative markets are generally considered to be less efficient and liquid than The NASDAQ Stock Market, where our shares are now listed.

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

Beginning December 15, 2009, we elected to defer our regularly scheduled quarterly interest payments with respect to our trust preferred securities financing.  We elected to defer payments of interest to conserve cash. The total estimated annual interest that would be payable on the debt securities, if not deferred, is approximately $3.1 million. The terms of the debt securities allow us to defer payment of interest at any time or from time to time for up to 20 consecutive quarters provided no event of default (as defined in the debt securities) has occurred and is continuing. We are not in default with respect to the debt securities, and the deferral of interest does not constitute an event of default under the debt securities. While we defer the payment of interest, we will continue to accrue expense for interest owed at a compounded rate. Upon the expiration of the deferral, all accrued and unpaid interest is due and payable. During the deferral period, we may not, except for intercompany dividends and distributions and subject to certain other exceptions, (a) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of our capital stock, (b) make any payments on, repay, repurchase or redeem any debt securities other than those that rank senior to the debt securities, (c) make any payment under any guarantees with respect thereto, or (d) enter into any contracts with 10% or greater shareholders.

Contractual Obligations

All of our outstanding financing obligations are included in the Consolidated Financial Statements and accompanying notes contained in Item 1. The table below sets forth the amounts of our contractual obligations, including interest payable, at June 30, 2010:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(Dollars in thousands)
Contractual Obligations	$6,853	$3,782	$2,671	$400	$—
Long Term Debt Obligations(1)	97,724	6,020	4,580	3,778	83,346
Operating Lease Obligations	37,481	5,594	8,234	6,157	17,496
Retrospective Premiums(2)	1,369	1,369	—	—	—
Reinstatement Premiums	2,864	—	—	308	2,556
Gross Loss and Loss Adjustment Reserves(3)	320,677	73,041	87,356	46,298	113,982
Total Contractual Obligations	$466,968	$89,806	$102,841	$56,941	$217,380

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

(3)
Our gross loss reserves exclude $3.4 million of GAAP fair value purchase accounting adjustments. Our loss reserves do not have contractual maturity dates and the exact timing of the payment of claims cannot be predicted with certainty. However, based upon historical payment patterns, we have included an estimate of when we expect our loss reserves (without the benefit of any reinsurance recoveries) to be paid. As more fully discussed in Item 1. of our Form 10-K for the fiscal year ended December 31, 2009 under the headings “Business – Primary Insurance Segment – Reserves for Losses and Loss Adjustment Expenses” and “Business – Reinsurance Segment – Reserves for Losses and Loss Adjustment Expenses,” the estimation of loss reserves is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses and benefits is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different than the amounts disclosed above.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For the quarter ended June 30, 2010, we conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer who is also our Acting Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Majestic Capital, Ltd.

	By:	/s/ James J. Scardino
James J. Scardino
Chief Executive Officer
Dated: August 9, 2010