Form 10-Q
period 2010-09-30
Majestic Capital, Ltd.
filed 2010-11-03
CIK 1338949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2010
Common Shares, $0.01 par value per share	16,655,928 shares
Class B Shares, $0.01 par value per share	395,000 shares

CAUTIONARY STATEMENT

This document contains forward looking statements, which include, without limitation, statements about our plans, strategies and prospects. These statements are based on our current expectations and projections about future events and are identified by terminology such as “may,” “will,” “should,” “expect,” “scheduled,” “plan,” “seek,” “intend,” “anticipate,” “believe,” “estimate,” “aim,” “potential,” or “continue” or the negative of those terms or other comparable terminology. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings (losses) and those presently anticipated or projected. Although we believe that our plans, intentions and expectations are reasonable, we may not achieve such plans, intentions or expectations.

The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying our forward-looking statements:

•	our pending amalgamation with Bayside Equity Holdings LLC may not be consummated in a timely manner, or at all;

•	a lowering or loss of financial ratings of any of our insurance company subsidiaries;

•	the cyclical nature of the insurance and reinsurance industry;

•	premium rates;

•	investment results;

•	legislative and regulatory changes;

•	the estimation of loss reserves and loss reserve development;

•	reinsurance may be unavailable on acceptable terms, and we may be unable to collect reinsurance;

•	the status or outcome of legal and/or regulatory proceedings;

•	the occurrence and effects of wars and acts of terrorism;

•	the effects of competition;

•	employee retention;

•	economic downturns;

•	natural disasters; and

•	the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the heading “Part II. — Item 1A — Risk Factors.”

You should carefully read this quarterly report, the documents that we reference herein and the documents we have filed as exhibits, together with all other documents we have filed with the SEC, with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect and that these differences may be material. We qualify all of our forward looking statements by these cautionary statements. We undertake no obligation to update any of the forward looking statements after the date of this report to conform those statements to reflect events that occur after the date of this report, except as required by applicable law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Majestic Capital, Ltd.
Consolidated Balance Sheets

	Unaudited September 30, 2010	December 31, 2009
	(Dollars in thousands, except per share data)

Assets
Investments
Fixed-maturity securities, available-for-sale (amortized cost $265,947 and $275,480)	$277,330	$276,593
Short-term investments	3,458	4,893
Investment in unconsolidated subsidiary	1,083	1,083
Total investments	281,871	282,569
Cash and cash equivalents
Cash and cash equivalents	40,458	44,087
Restricted cash and cash equivalents	3,159	5,922
Total cash and cash equivalents	43,617	50,009
Accrued interest receivable	2,352	2,542
Premiums receivable, net	6,290	6,246
Reinsurance recoverable and prepaid reinsurance	133,087	123,767
Accounts receivable, net	1,872	3,106
Receivable for investments sold	—	72
Deferred policy acquisition costs	1,086	758
Current income taxes, net	24	6,979
Other intangible assets, net	320	436
Prepaid expenses	3,404	3,675
Other assets	2,736	2,788
Total assets	$476,659	$482,947

Liabilities and shareholders’ equity
Reserve for losses and loss adjustment expenses	$318,219	$317,497
Reinsurance payable	31,673	20,357
Unearned premiums	8,473	10,599
Long-term debt	44,083	44,083
Payable for investments purchased	15,343	—
Other liabilities	15,427	29,677
Total liabilities	433,218	422,213

Contingencies (Note 12)

Common shares
Authorized 50 billion shares; $0.01 par value; 16.7 and 16.5 million common shares issued and outstanding	167	165
0.4 million Class B shares issued and outstanding	4	4
Additional paid-in capital	71,415	71,057
Retained deficit	(35,545)	(11,215)
Accumulated other comprehensive income	7,400	723
Total shareholders’ equity	43,441	60,734
Total liabilities and shareholders’ equity	$476,659	$482,947

See Notes to Consolidated Financial Statements.

Majestic Capital, Ltd.
Consolidated Statements of Operations and
Comprehensive Loss (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Amounts in thousands, except per share data)

Revenues
Net premiums earned	$13,468	$17,324	$38,001	$61,033
Fee income	58	902	702	3,636
Investment income	2,707	3,529	8,785	9,561
Total revenues	16,233	21,755	47,488	74,230

Expenses
Losses and loss adjustment expenses	13,303	17,193	37,040	52,081
Policy acquisition costs	3,095	3,663	8,924	11,638
General and administrative expenses	8,248	7,292	21,236	30,098
Interest expense	1,250	952	3,494	2,739
Total expenses	25,896	29,100	70,694	96,556

Loss from continuing operations before income taxes	(9,663)	(7,345)	(23,206)	(22,326)
Tax (benefit) provision from continuing operations	(1,689)	8,313	(3,584)	3,614
Loss from continuing operations	(7,974)	(15,658)	(19,622)	(25,940)

Discontinued operations
Loss from discontinued operations before income taxes	(4,412)	(749)	(4,706)	(1,478)
Tax provision from discontinued operations	—	594	2	349
Loss from discontinued operations	(4,412)	(1,343)	(4,708)	(1,827)

Net Loss	$(12,386)	$(17,001)	$(24,330)	$(27,767)

Loss per share from continuing operations
Basic	$(0.47)	$(0.93)	$(1.15)	$(1.55)
Diluted	$(0.47)	$(0.93)	$(1.15)	$(1.55)
Loss per share from discontinued operations
Basic	$(0.26)	$(0.08)	$(0.28)	$(0.11)
Diluted	$(0.26)	$(0.08)	$(0.28)	$(0.11)
Net loss per share
Basic	$(0.73)	$(1.01)	$(1.43)	$(1.66)
Diluted	$(0.73)	$(1.01)	$(1.43)	$(1.66)
Weighted average shares outstanding
Basic	17,048	16,853	16,988	16,749
Diluted	17,048	16,853	16,988	16,749

Comprehensive Loss
Net loss	$(12,386)	$(17,001)	$(24,330)	$(27,767)
Other comprehensive income
Gross unrealized investment holdings gains arising during the period	5,424	4,354	12,160	6,221
Less reclassification adjustment for realized gains included in net loss	(597)	(1,058)	(1,887)	(1,801)
Income tax provision on other comprehensive income	(1,689)	(1,157)	(3,596)	(1,620)
Total other comprehensive income	3,138	2,139	6,677	2,800
Total comprehensive loss	$(9,248)	$(14,862)	$(17,653)	$(24,967)

See Notes to Consolidated Financial Statements.

Majestic Capital, Ltd.
Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
	2010	2009
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,330)	$(27,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	559	586
Amortization of unearned compensation, restricted stock	365	1,052
Amortization of premiums and discounts on available-for-sale investments	1,271	1,191
Net realized gains on sale of available-for-sale investments	(1,887)	(1,923)
Other-than-temporary impairment losses on available-for-sale investments	—	122
Write off of uncollectible premiums receivable	1,069	797
Deferred income taxes	(3,596)	6,190
Changes in:
Accrued interest receivable	190	693
Premiums receivable, net	(1,113)	3,262
Reinsurance recoverable and prepaid insurance	(9,320)	(33,615)
Accounts receivable, net	1,234	15
Deferred policy acquisition costs	(328)	190
Current income taxes, net	6,955	(3,414)
Prepaid expenses	240	(58)
Other assets	(20)	63
Reserve for losses and loss adjustment expenses	722	35,762
Reinsurance payable	11,316	3,468
Unearned premiums	(2,126)	(442)
Other liabilities	(14,250)	3,530
Net cash used in operating activities	(33,049)	(10,298)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale investments	(187,556)	(294,544)
Proceeds from sales of available-for-sale investments	129,097	87,346
Proceeds from maturities of available-for-sale investments	68,611	216,395
Net purchase, sales and maturities for short-term investments	1,435	(9,148)
Decrease (increase) in receivable for securities sold	72	(2,014)
Increase in payable for investments purchased	15,343	18,861
Purchases of fixed assets	(345)	(134)
Disposals of fixed assets	5	39
Net cash provided by investing activities	26,662	16,801

CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash and cash equivalents	2,763	1,126
Issuance of common shares – share-based compensation	2	73
Retirement of common shares – share-based compensation	(7)	(12)
Net cash provided by financing activities	2,758	1,187
Net (decrease) increase in cash and cash equivalents	(3,629)	7,690
Cash and cash equivalents
Beginning	44,087	28,044
Ending	$40,458	$35,734

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

Majestic USA has two principal subsidiaries, Compensation Risk Managers of California, LLC (CRM CA), and Embarcadero Insurance Holdings, Inc. (Embarcadero). Embarcadero has one principal operating subsidiary, Majestic Insurance Company (Majestic Insurance Company), and has one dormant subsidiary, Great Western Insurance Services, Inc. (Great Western).

Majestic USA has two other subsidiaries, Compensation Risk Managers, LLC (CRM) and Eimar, LLC (Eimar), neither of which has active business operations. The results of CRM and Eimar are reported as discontinued operations effective September 8, 2008, as more fully described in Note 2.

The Company, through its subsidiaries, is a specialty provider of workers’ compensation insurance products and services. Workers’ compensation insurance coverage is offered to employers in California, New York, New Jersey, Arizona, Nevada and other states.

In this report, we use the terms “Company,” “we,” “us” or “our” to refer to Majestic Capital and its subsidiaries on a consolidated basis, unless otherwise indicated or unless the context otherwise requires.

Acquisition of Majestic Capital

On September 21, 2010, Majestic Capital entered into an Agreement and Plan of Merger and Amalgamation with Bayside Equity Holdings LLC, a Delaware limited liability company (Bayside), and Majestic Acquisition Corp., a Delaware company and a wholly-owned subsidiary of Bayside (Amalgamation Sub) and a related Bermuda Amalgamation Agreement, dated as of September 21, 2010, among Majestic Capital, Bayside and Amalgamation Sub (together referred to as the amalgamation agreement). Bayside is a holding company, the principal member of which is Lancer Financial Group, Inc. (Lancer).

At the effective time of the amalgamation, each outstanding common and Class B share of Majestic Capital, other than shares owned by the Company or any subsidiary of the Company, will be canceled and converted into the right to receive payment of cash in an amount equal to $0.45 per share (amalgamation consideration), and each then-outstanding restricted common share that was granted under the Company’s 2005 Long Term Incentive Plan will vest and be entitled to receive the amalgamation consideration, less any applicable withholding taxes.

The completion of the amalgamation, which is expected to occur in the first quarter of 2011, is subject to various conditions, including among others (i) obtaining the approval of the Company’s shareholders, (ii) receipt of insurance regulatory approvals, (iii) adoption of certain amendments to the governing documents of the Company’s Trust Preferred Securities, and (iv) modification of the Company’s lease of office space in Poughkeepsie, New York on terms that are acceptable to Bayside. The Company has made customary representations, warranties and covenants in the amalgamation agreement, including agreements restricting the Company’s operations in certain respects pending the completion of the amalgamation.

The amalgamation agreement contains termination rights for both the Company and Bayside. If Majestic Capital or Bayside terminates the amalgamation agreement under certain circumstances specified in the amalgamation agreement, Majestic Capital will be required to reimburse Bayside for up to $350,000 of the expenses Bayside incurred in connection with the amalgamation agreement and the transactions contemplated thereby and, in some cases, pay to Bayside a termination fee of $500,000 (less any such expenses already paid).

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements

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

The accompanying consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The accompanying consolidated financial statements at September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations. The results of operations and cash flows for the nine months ended September 30, 2010 may not be indicative of the results that may be expected for the year ending December 31, 2010.

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

Segment Reporting

The Company previously reported its results in four operating segments: primary insurance (Majestic Insurance Company), reinsurance (Twin Bridges), fee-based management services (CRM CA), and corporate and other (Majestic Capital, Majestic USA and Embarcadero). Effective January 1, 2010, the Company has reflected changes in segment reporting and no longer reports multiple segments. The change from reporting four reportable segments to a single segment reflects the Company’s current business activities and organizational changes.

The changes in segment reporting aggregate our primary insurance and reinsurance segments, Majestic Insurance Company and Twin Bridges, into a single “risk-bearing” segment in accordance with the framework established by segment reporting guidance. Twin Bridges only reinsures risk underwritten at Majestic Insurance Company, both use independent agents/brokers to produce business, and both Majestic Insurance Company and Twin Bridges, as insurance companies, are subject to insurance regulatory environments. Further, the operations of the Company’s fee-based segment, CRM CA, have continued to decline. At September 30, 2010, CRM CA provided administrative services to one inactive self-insured group. Accordingly, the revenue, results of operations and total assets of CRM CA fall below the quantitative threshold required for it to be a reportable segment. Lastly, Majestic Capital, Majestic USA and Embarcadero have no revenues and are not viewed as a discrete operation for decision-making purposes. Therefore, the Company has determined that the corporate segment is not a reportable segment. The prior periods presented have been restated to conform to the current period presentation.

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements

Going Concern

The financial statements presented have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or relating to the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

At and for the nine months ended September 30, 2010, the Company had a consolidated retained deficit of $35.5 million and a loss from continuing operations before taxes of $23.2 million. As a result, management continues to evaluate whether the Company has the ability to continue as a going concern. In its analysis, management analyzes each subsidiary to determine whether it has sufficient assets to meet its obligations as they become due in the foreseeable future.

The Company’s insurance subsidiary, Majestic Insurance Company, experienced an operating loss before income taxes of $12.3 million for the nine months ended September 30, 2010, has $307.2 million in cash and invested assets, $17.6 million in retained earnings, and total shareholder’s equity of $77.0 million. The Company’s reinsurance subsidiary, Twin Bridges, had operating income of $1.0 million for the nine months ended September 30, 2010, cash and invested assets of $12.4 million, $14.8 million in additional paid in capital, and total shareholder’s equity of $14.3 million. Consequently, management concluded that both Majestic Insurance Company and Twin Bridges had sufficient liquid assets to meet their obligations as they become due in the foreseeable future.

Majestic Capital, Majestic USA and Embarcadero (the Holding Companies) generate no revenues and are obligated to pay expenses related to debt service, public company and other general corporate overhead expenses. The Holding Companies rely upon dividends and/or distributions of capital from their subsidiaries to meet these obligations. However, as regulated insurance companies, Majestic Insurance Company and Twin Bridges are subject to significant regulatory restrictions limiting their ability to declare and pay dividends and/or distribute capital.

In addition, the Company’s fee-based subsidiary CRM CA has had declining cash flows due to the closure of and decline in premiums under management of the self-insured groups it manages. CRM NY and Eimar have no operating cash inflows or outflow and are classified as discontinued operations.  CRM NY, however, incurs costs to defend and settle pending litigation and regulatory actions.  Subject to regulatory approval, Twin Bridges will fund the $4.6 million due to the New York State Office of the Attorney General (NY Attorney General) and New York State Workers’ Compensation Board (NY Workers’ Compensation Board) under the proposed settlement involving the New York self-insured groups as discussed below under Note 12 Contingencies ― Pending Litigation ― Litigation Involving New York Self-Insured Groups ― Proposed Settlement of Litigation Involving New York Self-Insured Groups.

To conserve cash in order to meet the obligations of the Holding Companies, CRM CA and discontinued operations, management has established a plan, which includes the following components:

•
Management has the right to suspend payments of interest on Majestic USA debt obligations for twenty consecutive quarters, elected to do so in the fourth quarter of 2009 and will continue to defer these payments for the foreseeable future.

•	Management obtained approval from the Bermuda Monetary Authority for its Twin Bridges subsidiary to make a substantial distribution of surplus to the parent company in 2010.

•
Management will continue its past approved practice under its Form D filing with the California Department of Insurance of allocating expenses from the domestic Holding Companies to the insurance entity, Majestic Insurance Company.

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements

•
Management continues to implement cost-cutting measures at the Holding Companies which include pay cuts for executive management and the Board of Directors, which were effective January 1, 2010, and the reduction in work force described in Note 3. Employee Severance. Further cost cutting measures at the Holding Companies and operating companies are also occurring.

Based on this plan, management has concluded that the Holding Companies as well as the operating companies and discontinued operations will have sufficient cash to meet their obligations as they become due in the foreseeable future.

It is possible, however, that the actual results of one or more of management’s plans could be materially worse than anticipated, or that one or more of management’s significant judgments or estimates concerning the risks and uncertainties affecting the Company could prove to be materially incorrect. As a result of any of the foregoing, there could be substantial doubt about the Company’s ability to continue as a going concern, unless it is able to obtain sufficient financing, as to which there can be no assurances. If the Company fails to execute its plan or otherwise resolve the matter, it would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the U.S. Bankruptcy Code or Bermuda Companies Act.

Adoption of New Accounting Standards

In October 2010, the Financial Accounting Standards Board (FASB) issued updated guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance, which is now part of ASC 944, Financial Services – Insurance, modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. If application of this guidance would result in the capitalization of acquisition costs that had not previously been capitalized by a reporting entity, the entity may elect not to capitalize those costs. The updated guidance is effective for periods ending after December 15, 2011. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its financial condition and results of operations.

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

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which is now part of ASC 810, Consolidations, amends the consolidation rules applicable to a variable interest entity (VIE). Under the revised guidance, a company would consolidate a VIE as the primary beneficiary when a company has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Ongoing reassessment of whether a company is the primary beneficiary of a VIE is required. The new guidance replaces the quantitative-based approach previously required for determining which company, if any, has a controlling financial interest in a VIE. The Company adopted the revised guidance on January 1, 2010 and the adoption did not have a significant effect on the Company’s financial condition or results of operations.

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements

Note 2.  Discontinued Operations

On September 8, 2008, the Company ceased operations of CRM and Eimar. Accordingly, the results of operations of CRM and Eimar are reported as loss from discontinued operations in the consolidated statements of operations and are excluded from continuing operations.

Results for discontinued operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Revenues	$3	$3	$10	$(39)
Expenses	4,415	752	4,716	1,439
Loss from discontinued operations before income taxes	$(4,412)	$(749)	$(4,706)	$(1,478)

For the three and nine months ended September 30, 2010 and 2009, expenses primarily consisted of estimated settlement and legal defense costs related to the pending regulatory proceedings and litigation described in Note 12.

Medical bill review services for Majestic Insurance Company and certain group self-insured trusts managed by CRM CA were performed by the Company until the medical bill review function was transitioned to a third party medical bill review provider. This transition was completed in the third quarter of 2009.

Note 3.  Employee Severance

During the first quarter of 2010, the Company decided to reduce its workforce by 15%, or 29 employees, the majority of which were located in Poughkeepsie, New York. This reduction, which was effective April 2, 2010, reflects the decrease in premium levels experienced by the Company’s insurance subsidiaries and is designed to better align the Company’s workforce to current business levels, properly manage the Company’s expenses, and support the Company’s business strategy going forward. A pre-tax charge of $0.4 million relating to the cost of severance and related costs was recorded in general and administrative expenses in the first quarter of 2010. All severance and related costs have been paid as of September 30, 2010.

Note 4.  Earnings per Share

Basic earnings per share is calculated using the weighted average number of common and Class B shares outstanding and excludes any dilutive effects of warrants, options and convertible securities. As of September 30, 2010 and 2009, there were 242 thousand and 461 thousand restricted shares outstanding, respectively. No warrants, options or convertible securities were outstanding during the periods ended September 30, 2010 and 2009.

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements

The following table shows the computation of the Company’s earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

	(Amounts in thousands, except per share data)
Net loss from continuing operations (Numerator – Basic and diluted earnings per share from continuing operations)	$(7,974)	$(15,658)	$(19,622)	$(25,940)
Net loss from discontinued operations (Numerator – Basic and diluted earnings per share from discontinued operations)	(4,412)	(1,343)	(4,708)	(1,827)
Net loss allocated to common shares (Numerator – Basic and diluted earnings per share)	$(12,386)	$(17,001)	$(24,330)	$(27,767)

Weighted-average basic shares outstanding (Denominator — basic earnings per share)	17,048	16,853	16,988	16,749
Dilutive effect of unvested shares	—	—	—	—
Weighted-average diluted shares outstanding (Denominator — diluted earnings per share)	17,048	16,853	16,988	16,749

Basic loss per share from continuing operations	$(0.47)	$(0.93)	$(1.15)	$(1.55)
Diluted loss per share from continuing operations	$(0.47)	$(0.93)	$(1.15)	$(1.55)

Basic loss per share from discontinued operations	$(0.26)	$(0.08)	$(0.28)	$(0.11)
Diluted loss per share from discontinued operations	$(0.26)	$(0.08)	$(0.28)	$(0.11)

Basic loss per share	$(0.73)	$(1.01)	$(1.43)	$(1.66)
Diluted loss per share	$(0.73)	$(1.01)	$(1.43)	$(1.66)

Diluted earnings per share is calculated assuming conversion of dilutive convertible securities and the exercise of all dilutive stock options and warrants using the treasury stock method. For both the three and nine months ended September 30, 2010, 242 thousand restricted shares were excluded from the computation of diluted earnings per share because their effects were anti-dilutive. For the three and nine months ended September 30, 2009, 461 thousand and 331 thousand restricted shares, respectively, were excluded from the computation of diluted earnings per share because their effects were anti-dilutive.

Note 5.  Investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s available-for-sale investments are shown in the tables below:

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements

As of September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

U.S. Treasury securities	$31,836	$902	$—	$32,738
Government sponsored agency securities	19,015	539	—	19,554
Obligations of states and political subdivisions	67,865	4,435	1	72,299
Corporate and other obligations	94,754	5,030	38	99,746
Asset-backed obligations	6,480	52	—	6,532
Residential mortgage-backed obligations	45,997	464	—	46,461
Total investment securities, available-for-sale	$265,947	$11,422	$39	$277,330

As of December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

U.S. Treasury securities	$54,301	$660	$—	$54,961
Government sponsored agency securities	17,068	636	—	17,704
Obligations of states and political subdivisions	64,688	382	1,536	63,534
Corporate and other obligations	81,456	1,862	419	82,899
Asset-backed obligations	9,385	20	20	9,385
Residential mortgage-backed obligations	48,582	—	472	48,110
Total investment securities, available-for-sale	$275,480	$3,560	$2,447	$276,593

The amortized cost and estimated fair value of the Company’s available-for-sale investments at September 30, 2010 by contractual maturity are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$20,299	$20,794
Due after one year through five years	113,312	117,530
Due after five years through ten years	43,569	47,097
Due after ten years	36,290	38,916
	213,470	224,337
Mortgage and asset-backed	52,477	52,993
Total investment securities, available-for-sale	$265,947	$277,330

The following table sets forth the gross unrealized losses included in accumulated other comprehensive losses as of September 30, 2010 and December 31, 2009 related to available-for-sale fixed-maturity securities. The table segregates investments that have been in a continuous unrealized loss position for less than 12 months from those that have been in a continuous unrealized loss position for twelve months or longer.

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements

	Less than 12 Months			12 Months or Longer			Total
As of September 30, 2010	Fair Value	Unrealized Loss	No. of Positions Held	Fair Value	Unrealized Loss	No. of Positions Held	Fair Value	Unrealized Loss
	(Dollars in Thousands)

Obligations of states and political subdivisions	$—	$—	—	$100	$1	1	$100	$1
Corporate and other obligations	15,164	38	8	—	—	—	15,164	38
Total available-for-sale	$15,164	$38	8	$100	$1	1	$15,264	$39

	Less than 12 Months			12 Months or Longer			Total
As of December 31, 2009	Fair Value	Unrealized Loss	No. of Positions Held	Fair Value	Unrealized Loss	No. of Positions Held	Fair Value	Unrealized Loss
	(Dollars in Thousands)

Obligations of states and political subdivisions	$51,367	$1,536	32	$—	$—	—	$51,367	$1,536
Corporate and other obligations	24,274	326	11	1,608	93	2	25,882	419
Asset-backed obligations	—	—	—	5,245	20	2	5,245	20
Residential mortgage-backed obligations	48,110	472	32	—	—	—	48,110	472
Total available-for-sale	$123,751	$2,334	75	$6,853	$113	4	$130,604	$2,447

The Company regularly evaluates its fixed income securities to determine whether impairment represents other-than-temporary declines in the fair value of the investments. Criteria considered during this process include but are not limited to:

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

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements

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

The sources of investment income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Interest income on cash and cash equivalents	$8	$15	$27	$54
Interest income on fixed-maturity securities	2,324	2,669	7,552	8,339
Interest income on other investments	23	23	70	70
Realized gains on investments	597	1,057	1,933	2,052
Realized losses on investments	—	—	(46)	(251)
Investment income before investment expenses	2,952	3,764	9,536	10,264
Investment expenses	(245)	(235)	(751)	(703)
Total investment income	$2,707	$3,529	$8,785	$9,561

The Company had available-for-sale and short-term investments with a fair value of $243.2 million and $182.5 million, at September 30, 2010 and December 31, 2009, respectively, on deposit with various regulatory agencies as required by law. While the Company had no investments pledged at September 30, 2010, at December 31, 2009, investments with a fair value of $0.8 million have been pledged as security under letter of credit facilities to secure reserves assumed under third party ceded quota share agreements.

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

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements

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

The Company outsources its investment accounting services to a third party. The third party uses nationally recognized pricing services to estimate fair value measurements for the Company’s available-for-sale investment portfolio. These pricing services include FT Interactive Data, Hub Data, J. J. Kenny, Standard & Poors, Reuters and the Bloomberg Financial Market Services. The pricing services use market quotations for securities that have quoted prices in active markets. When quoted prices are unavailable, other significant observable inputs are used, such as pricing models or other financial analytical methods. To validate the techniques or models used by the pricing services, the Company compares the fair value estimates to its perception of the current market and challenges any prices deemed not to be representative of fair value.

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are measured on a recurring basis at September 30, 2010:

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

U.S. Treasury securities	$32,738	$32,738	$—	$—
Government sponsored agency securities	19,554	—	19,554	—
Obligations of states and political subdivisions	72,299	—	72,299	—
Corporate and other obligations	99,746	—	99,746	—
Asset-backed obligations	6,532	—	6,532	—
Residential mortgage-backed obligations	46,461	—	46,461	—
Total investment securities, available-for-sale	$277,330	$32,738	$244,592	$—

Fair Value Information about Financial Instruments Not Measured at Fair Value

Fair value guidance requires disclosure of fair value information about other financial instruments for which it is practicable to estimate such fair value and excludes certain insurance related financial assets and liabilities. Estimates of the fair value of these financial instruments at September 30, 2010 are as follows:

Short-term investments, investment in unconsolidated subsidiary, and cash and cash equivalents – The carrying values reported in the accompanying consolidated balance sheets for these financial instruments approximate their fair value.

Premiums and accounts receivable and reinsurance payable – The carrying values reported in the accompanying consolidated balance sheets for these financial instruments approximate their fair value.

Long-term debt – The carrying value and fair value of the Company’s long-term debt at September 30, 2010 were $44.1 million and $31.1 million, respectively. The fair value was estimated based on the average accepted price of successful tender offers for recent similar transactions of financial services companies.

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements

Note 7.  Reserve for Losses and Loss Adjustment Expenses

Activity in the reserve for losses and loss adjustment expenses (LAE) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

	(Dollars in thousands)
Gross liability beginning of period	$317,304	$272,002	$317,498	$245,617
Less reinsurance recoverable	(121,315)	(77,127)	(111,582)	(55,502)
Net liability at beginning of period	195,989	194,875	205,916	190,115

Incurred losses and LAE relating to:
Current year	13,399	15,767	36,934	50,624
Prior years	(96)	1,426	106	1,457
Total incurred losses and LAE	13,303	17,193	37,040	52,081

Paid losses and LAE relating to:
Current year	(4,011)	(5,659)	(7,914)	(9,758)
Prior years	(12,212)	(12,549)	(41,973)	(38,578)
Total paid losses and LAE	(16,223)	(18,208)	(49,887)	(48,336)

Net liability at end of period	193,069	193,860	193,069	193,860
Plus reinsurance recoverable	125,150	87,520	125,150	87,520
Gross liability at end of period	$318,219	$281,380	$318,219	$281,380

As a result of changes in estimates of insured events in prior years, the Company experienced favorable development of $0.1 million in the third quarter of 2010 and unfavorable development of $0.1 million in the nine months ended September 30, 2010. Last year, the Company experienced unfavorable development of $1.4 million in the three months ended September 30, 2009 and $1.5 million of unfavorable development in the nine months ended September 30, 2009.

2010 Loss Reserve Development

During the third quarter of 2010, the Company experienced $0.1 million of net favorable development on prior year losses and loss adjustment expenses. During the first nine months of 2010, we experienced $0.1 million of net unfavorable development on prior year losses and loss adjustment expenses where $1.3 million of net unfavorable development from our primary insurance business was partially offset by $1.2 million of net favorable development in our excess insurance business.

The Company’s primary insurance business experienced unfavorable development on policies underwritten in California where actual incurred and paid losses developed above our actuarial projections. This was offset by favorable development in New York and New Jersey.  The Company’s excess insurance business had favorable development on policies underwritten in California, where losses above the self-insured retention have not emerged as expected, which was offset by unfavorable development on policies underwritten in New York.

2009 Loss Reserve Development

During the three and nine months ended September 30, 2009, the Company experienced $1.4 million and $1.5 million, respectively, of net unfavorable development on prior year loss and loss adjustment expenses. In the third quarter of and for the nine months ended September 30, 2009, the Company had $2.8 million and $3.2 million, respectively, of net unfavorable development in its primary insurance business, predominantly from California accident year 2008 and business assumed from authorized state mandated pools. This was offset by $1.4 million and $1.7 million, respectively, of favorable development in excess insurance business, which was predominantly from policies underwritten in California where losses above the self-insured retention had not emerged as expected.

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements

Note 8.  Insurance Activity

The Company’s financial statements reflect the effects of direct insurance and assumed and ceded reinsurance activity as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

	(Dollars in thousands)
Written premiums
Direct	$21,809	$38,474	$72,827	$117,272
Assumed	1,472	288	3,545	2,006
Ceded	(9,727)	(19,975)	(37,442)	(54,256)
Net written premiums	$13,554	$18,787	$38,930	$65,022

Earned premiums
Direct	$23,990	$40,062	$75,567	$114,984
Assumed	845	289	1,339	2,007
Ceded	(11,367)	(23,027)	(38,905)	(55,958)
Net earned premiums	$13,468	$17,324	$38,001	$61,033

Losses and loss adjustment expenses
Direct	$24,202	$33,629	$70,793	$98,545
Assumed	633	(71)	1,074	1,005
Ceded	(11,532)	(16,365)	(34,827)	(47,469)
Net losses and loss adjustment expenses	$13,303	$17,193	$37,040	$52,081

The Company’s primary operating subsidiary, Majestic Insurance Company, and certain insurance subsidiaries of AmTrust Financial Services, Inc. (AmTrust), entered into a 90% quota share agreement, effective April 1, 2010, covering underwriting, claims management and administration of workers’ compensation insurance in the western states of California, Arizona, Nevada and Oregon (covered business). Under the quota share agreement, Majestic Insurance Company assumes 90% of the first $500 thousand of losses and loss adjustment expenses from any single occurrence under the covered business and AmTrust cedes 90% of the applicable premiums to Majestic Insurance Company. Majestic Insurance Company provides to AmTrust security for its obligations in the form of a trust account, which may be funded with cash advances, funds withheld, letters of credit or a combination thereof. The quota share agreement limits the amount of covered business to $40 million in any calendar year. Majestic Insurance performs various management services for the covered business, including marketing, underwriting, issuance of polices, loss control and claims handling. Majestic Insurance Company reimburses AmTrust for costs associated with the covered business, including commissions, taxes, assessments and all other expenses other than allocated loss adjustment expenses. In addition, for each calendar year, AmTrust receives a ceding commission equal to the greater of $630 thousand or 7.0% of annual gross net premiums written.

The quota share agreement has an initial term from April 1, 2010 to December 31, 2011, with successive calendar year renewals thereafter. AmTrust has the right to terminate the agreement (1) on 120 days prior written notice, (2) on 30 days prior written notice if Majestic Insurance Company experiences a loss of 20% or more of its policyholders’ surplus or shareholder funds during any twelve month period and upon other contractually defined circumstances, or (3) immediately if Majestic Insurance Company becomes insolvent, is unable to pay its debts, is placed in conservation, rehabilitation or liquidation or has a receiver appointed.

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements

Majestic Insurance Company entered into a new excess of loss reinsurance program effective July 1, 2010.  Majestic Insurance Company’s previous excess of loss reinsurance program was terminated effective June 30, 2010.  The new excess of loss reinsurance program covers losses incurred between July 1, 2010 and the date on which the reinsurance agreements are terminated.  The excess of loss reinsurance program provides $49.4 million of reinsurance, per occurrence, for workers’ compensation losses in excess of a $600 thousand retention.  Majestic Insurance Company retains liability for any amounts of losses and loss adjustment expenses that exceed $50 million up to the applicable statutory limit.  Majestic Insurance Company has 11 reinsurers providing coverage, including:  Axis Specialty Limited, Catlin Insurance Company, Dorinco Reinsurance Company, Hannover Rueckversicherung AG, Transatlantic, Endurance Specialty Insurance Ltd., Flagstone Re Ltd., Munich Re, Tokio Millennium Re Ltd., Odyssey Re, Aspen Re and various Lloyd’s syndicates.

Majestic Insurance Company did not renew its two ceded quota share agreements which were in effect from July 1, 2009 through June 30, 2010.

Note 9.  Income Taxes

The income tax provision differs from the amount computed by applying the U.S. Federal income tax rate of 35% to loss before taxes as a result of the following:

	Nine months ended September 30,
	2010	2009
	(Dollars in thousands)

Theoretical Federal income tax from continuing operations at statutory rate of 35%	$(8,017)	$(7,814)
Valuation allowance	3,665	11,342
Tax-free Bermuda-domiciled loss	616	428
Tax-exempt investment income	(79)	(708)
Share-based compensation	142	382
Other	89	(16)
Income tax (benefit) provision from continuing operations	$(3,584)	$3,614

In the third quarter of 2009, the Company evaluated its net deferred tax assets for recoverability and considered the relative impact of negative and positive evidence, including historical profitability and projections of future taxable income within the foreseeable future and recorded a full net deferred tax valuation allowance at September 30, 2009. The Company continues to conclude that estimated future taxable income and certain tax planning strategies no longer constitute sufficient positive evidence to conclude that it is more likely than not that its net deferred tax assets would be realizable in the foreseeable future. Consequently, the Company carried a non-cash full valuation allowance on its net deferred tax asset of $22.5 and $12.0 million at September 30, 2010 and 2009, respectively.

Note 10. Variable Interest Entity

Majestic USA is a sponsor of and has a variable interest in CRM USA Holdings Trust I (the Trust). The Trust was established for the sole purpose of issuing capital and common securities. On November 14, 2006, the Trust issued $35.0 million of Trust capital securities and $1.1 million of Trust common securities and invested the proceeds in junior subordinated debt obligations (Junior Debt) issued by Majestic USA in the aggregate principal amount of $36.1 million. The Junior Debt is the sole asset of the Trust. The capital and common securities of the Trust, representing the undivided beneficial ownership interests in the assets of the Trust, have no stated maturity and must be redeemed upon maturity of the Junior Debt securities. The Trust is to make quarterly distributions on the capital and common securities at a fixed annual rate of 8.65% until December 15, 2011 and after such date at a fixed spread of 3.65% above 3-month London Interbank Offer Rate per annum. The common securities are held by Majestic USA and represent 100% of the issued and outstanding common securities of the Trust. They are reflected as investment in unconsolidated subsidiary in the Company’s consolidated balance sheets. Majestic Capital and Majestic USA have guaranteed the repayment of the capital securities of the Trust. This guarantee will remain in place until the full redemption of the capital securities and does not represent a variable interest as the Company is guaranteeing its own performance.

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements

The terms of the Junior Debt allow Majestic USA to defer payment of interest for up to twenty consecutive quarterly periods. Beginning on December 15, 2009, Majestic USA elected to defer its regularly scheduled quarterly interest payments on its Junior Debt, but continues to accrue expense for interest owed at a compounded rate. Accordingly, the Trust is also deferring quarterly distributions on its capital and common securities. Accrued interest payable on the Junior Debt of $3.4 million and $0.9 million is included in other liabilities in the consolidated balance sheets at September 30, 2010 and December 31, 2009, respectively.

The Company evaluated whether the Trust should be consolidated under the framework established in the consolidation guidance. Since the Company does not have the power to direct the activities of the Trust and absorb any losses or receive benefit of any gains from the Trust, the Company is not the primary beneficiary of the Trust and as a result does not consolidate the Trust.

The Company is involved in the normal course of business with VIEs primarily as a passive investor in government sponsored entity mortgage-backed securities. The Company is not the primary beneficiary of these VIEs. The Company’s maximum exposure to losses with respect to these investments is limited to the investment carrying values included in the Company’s consolidated balance sheets.

Note 11. Commitments

On September 10, 2010, the Company restructured the lease for its Poughkeepsie office space and entered into a lease amendment and license agreement, effective September 1, 2010.

Pursuant to the amendment and agreement, the Company eliminated certain office space subject to a license to occupy the eliminated office space through at least December 31, 2011. In exchange, the Company paid a termination fee of $1.75 million to the landlord and agreed to forgive a $0.7 million receivable related to certain tax credits due from the landlord under the terms of the lease.  The full write-off of the tax credit receivable and $0.4 million of the termination fee, were recorded in general and administrative expenses in the third quarter of 2010.  The remainder of the termination fee will be expensed ratably over the term of the license agreement.

Total minimum future payments under the Company’s operating leases as of September 30 of each year are as follows:

(Dollars in thousands)

2011	$4,891
2012	4,267
2013	3,229
2014	2,690
2015	2,251
Thereafter	10,868
Total	$28,196

Note 12. Contingencies

Pending Litigation

Litigation Involving New York Self-Insured Groups

Proposed Settlement of Litigation Involving New York Self-Insured Groups. On September 30, 2010, the Company and the New York State Office of Attorney General and the New York State Workers’ Compensation Board (collectively referred to as the “State of New York”) entered into a memorandum of understanding outlining a proposed settlement with the State of New York described below on the following terms and conditions:

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements

•	the Company will pay $4.6 million in cash to the State of New York;

•	the Company’s errors and omissions insurance carrier will pay $2.5 million to the State of New York;

•	the Company will turn over to the State of New York $4.1 million the Company has not yet paid under severance agreements with its former co-chief executive officers;

•
certain of the Company’s current directors and current and formers officers will assign to the State of New York the proceeds received on the sale of an aggregate of 1.2 million common shares of the Company owned by such persons;

•	the Company will commute, on an undiscounted basis, our loss reserves currently held on excess insurance policies it issued to four of the self-insured groups previously managed by CRM;

•
the Company will forego its rights to disclaim coverage and/or impose penalties for late notice for certain claims arising under certain excess insurance policies it issued to the self-insured groups previously managed by CRM; and

•	the Company will adjust the attachment points and increase policy limits on certain aggregate insurance polices it issued to certain self-insured groups previously managed by CRM.

The completion of the settlement is subject to the following conditions:

•	approval of the California Department of Insurance and the Bermuda Monetary Authority;

•	negotiation and execution of one or more definitive settlement agreements;

•
releases granted in favor of the Company and its subsidiaries and affiliates by the State of New York, the self-insured groups previously managed by CRM, all members of the self-insured groups previously managed by CRM and any party related to any of foregoing; and

•	other customary conditions.

If completed, the proposed settlement would resolve the claims by the State of New York and certain lawsuits that are described below.

The Company recorded a reserve of $4.6 million during the quarter ended September 30, 2010 for the amount to be paid by the Company to the State of New York, and except for legal fees to complete the settlement, the Company does not expect to incur further charges as a result of the proposed settlement.

There can be no assurance that the Company will ultimately enter into any definitive settlement agreement with the State of New York, or that the other conditions described above will be satisfied. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated. The Company denies all liability with respect to the facts and claims alleged in the investigation and lawsuits. However, because it will eliminate the uncertainty and expense of further litigation, the Company has agreed to the terms of the proposed settlement described above.

If the proposed settlement is not completed, the Company intends to defend the investigation and lawsuits vigorously. If this were to occur, these matters, or other claims or lawsuits that may arise later, if decided adversely to or settled by the Company, individually or in the aggregate, could require the Company to pay significant damage amounts and could result in a material adverse effect on its business, results of operations, financial condition and cash flows. Defending such actions would divert financial and management resources and result in a general business disruption, and the Company could continue to suffer from adverse publicity and harm to its reputation, regardless of whether the allegations are valid or whether the Company is ultimately successful in its defense of the action. The Company cannot estimate what impact, if any, the litigation may have on its business reputation, results of operations, financial condition or cash flows.

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements

New York State Office of the Attorney General Investigation. In March 2008, CRM was advised that the New York State Office of the Attorney General (NY Attorney General) had commenced an investigation of CRM and had issued a subpoena for documents related to CRM’s administration of the Healthcare Industry Trust of New York (HITNY). Subsequent NY Attorney General inquiries and requests for documents indicated a focus on the Company’s initial public offering in December 2005, and in August 2009, the Company was advised that the NY Attorney General would seek testimony of six current or former directors and officers of the Company and CRM. Thereafter, in December 2009, the Company received a “Notice of Imminent Enforcement Action” from the NY Attorney General, in which the NY Attorney General informed the Company that the NY Attorney General was intending to file civil claims against the Company, certain of its subsidiaries and certain directors and officers to seek redress of allegedly unlawful practices unless an acceptable settlement could be reached. The NY Attorney General alleged that the Company and the other named parties engaged in fraudulent practices in connection with CRM’s administration and marketing of workers’ compensation group self-insurance trusts in New York and in connection with the Company’s initial public offering completed in December 2005. These practices are alleged to have violated New York’s Executive Law and Martin Act, and the NY Attorney General informed the Company that it would seek injunctive relief, restitution, damages, penalties and costs with respect thereto. For information regarding the proposed settlement of this matter, please see above under the heading “― Proposed Settlement of Litigation Involving New York Self-Insured Groups.”

New York State Workers Compensation Board v. Compensation Risk Managers, LLC et al. In December 2009, the New York State Workers’ Compensation Board (NY Workers’ Compensation Board) commenced a lawsuit on its own behalf and in its capacity as successor in interest to seven of the eight workers’ compensation self-insured groups in New York previously managed by CRM. The NY Workers’ Compensation Board’s lawsuit, brought in Supreme Court of the State of New York, Albany County, alleges that CRM, Majestic Capital, its subsidiaries and certain directors and officers breached fiduciary duties owed to the self-insured groups, breached contracts between CRM and the self-insured groups, breached duties of good faith and fair dealing owed to the self-insured groups, engaged in fraudulent activities in administering the self-insured groups, engaged in deceptive business practices and advertising, and were unjustly enriched. In March 2010, the NY Workers’ Compensation Board amended its complaint to include the Elite Contractors Trust of New York, the eighth workers’ compensation self-insured group previously administered by CRM, as a plaintiff. The amended complaint alleges that the NY Workers’ Compensation Board and the self-insured groups have suffered damages in an amount that is not currently ascertainable, but which the NY Workers’ Compensation Board believes exceeds $472 million. The lawsuit is currently stayed pursuant to the Litigation Coordination Panel’s Order as discussed below under the heading “―FS Kids LLC, et al. v. Compensation Risk Managers, LLC.” For information regarding the proposed settlement of this lawsuit, please see above under the heading “― Proposed Settlement of Litigation Involving New York Self-Insured Groups.”

FS Kids LLC, et al. v. Compensation Risk Managers, LLC. On November 24, 2008, FS Kids, LLC, Mask Foods, Inc., Valu Home Centers, Inc., KBLM Foods, Inc., KDJB Foods, Inc., Gaige & Son Grocery, Inc., TJ’s Market, Inc., BB&T Supermarkets Inc., BNR-Larson, LLC, and Gift Express of New York, Inc., all of which were former members of the Wholesale Retail Workers’ Compensation Trust of New York (WRWCTNY), on their own behalf and on behalf of all others similarly situated, sued CRM in New York Supreme Court, Erie County. On August 26, 2009, the plaintiffs filed an amended complaint seeking class action certification and alleging that CRM: (1) breached its contract with WRWCTNY; (2) breached its duty of good faith and fair dealing owed to WRWCTNY; (3) breached its fiduciary duties owed to WRWCTNY; (4) was negligent in administering WRWCTNY; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages arising from (a) the plaintiffs’ joint and several liability for the deficit of WRWCTNY and (b) any unpaid claims of the plaintiffs’ injured employees.

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements

In September 2009, CRM filed a motion to dismiss the plaintiffs’ amended complaint. CRM’s motion to dismiss was denied by the court on March 11, 2010. Following the court’s decision, in April 2010, CRM submitted an application to the New York State Litigation Coordinating Panel, seeking to coordinate pretrial proceedings in the following lawsuits before a single justice of the New York State Supreme Court, Albany County: (1) FS Kids LLC, et al. v. Compensation Risk Managers, LLC; (2) Armstrong Brands, Inc., et al. v. Compensation Risk Managers, LLC; (3) Arlen Senior Contracting of Central Islip, LLC, et al. v. Compensation Risk Managers, LLC; (4) 70 Sheldon Inc., et al. v. Compensation Risk Managers, LLC; (5) Healthcare Industry Trust of New York, et al. v. Compensation Risk Managers, LLC, et al.; (6) New York State Workers Compensation Board v. Compensation Risk Managers, LLC et al.; and (7) any future lawsuits which relate to CRM’s administration of group self-insured trusts in the State of New York. In connection with CRM’s application, the Litigation Coordination Panel issued an order staying each of the lawsuits for which coordination was sought pending the Panel’s decision. CRM’s application is currently pending before the Panel. For information regarding the proposed settlement of this lawsuit, please see above under the heading “― Proposed Settlement of Litigation Involving New York Self-Insured Groups.”

Armstrong Brands, Inc., et al. v. Compensation Risk Managers, LLC. On March 6, 2009, Armstrong Brands, Inc., Metal Cladding, Inc., TREK, Inc., Petri Baking Products, Inc., Time Cap Laboratories, Inc., Custom Coatings, Inc., GPM Associates, LLC, d/b/a Forbes Products, PJR Industries, Inc., d/b/a Southside Precast Products, Lakeshore Metals, Inc. Duro-Shed, Inc., Tooling Enterprises, Inc. Northeast Concrete Products, Inc., d/b/a Concrete Building Supply and Superior Steel Studs, Inc., all of which were former members of Trade Industry Trust Workers’ Compensation Trust for Manufacturers (the Trade Trust), on their own behalf and on behalf of all others similarly situated, sued CRM in New York State Supreme Court, Erie County. The lawsuit seeks class action certification and alleges that CRM: (1) breached its contract with the Trade Trust; (2) breached its duty of good faith and fair dealing owed to the Trade Trust; (3) breached its fiduciary duties owed to Trade Trust; (4) was negligent in administering the Trade Trust; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages (a) arising from the plaintiffs’ joint and several liability for the deficit of the Trade Trust, (b) from any unpaid claims of the plaintiffs’ injured employees, (c) from potentially being liable for the costs of liquidation charged or to be charged by the WCB, and (d) from fees paid by the plaintiffs and the Trade Trust to CRM pursuant the service agreement between CRM and the Trade Trust. On August 17, 2009, CRM filed a motion to dismiss the plaintiffs’ complaint, and in response to CRM’s motion, on November 10, 2009, the plaintiffs filed an amended complaint alleging substantially the same claims and damages as contained in their original complaint. The lawsuit is currently stayed pursuant to the Litigation Coordination Panel’s Order as discussed above, and CRM will have 20 days to respond to the complaint once the stay is lifted. For information regarding the proposed settlement of this lawsuit, please see above under the heading “― Proposed Settlement of Litigation Involving New York Self-Insured Groups.”

Arlen Senior Contracting of Central Islip, LLC, et al. v. Compensation Risk Managers, LLC. On August 18, 2009, Arlen Senior Contracting of Central Islip LLC, Anchor Building Maintenance Corp., Conifer Realty, LLC, Constanza Enterprises, Inc., Court Plaza Senior Apartments, L.P., John Wesley Village II, Midland Management, LLC, Niagara River World, Inc., Plattsburgh Airbase Redevelopment Corp., and Wen Management Corp., all of which were former members of the Real Estate Management Trust of New York (the Real Estate Trust), on their own behalf and on behalf of all others similarly situated, sued CRM in New York State Supreme Court, Erie County. The lawsuit seeks class action certification and alleges that CRM: (1) breached its contract with the Real Estate Trust; (2) breached its duty of good faith and fair dealing owed to the Real Estate Trust; (3) breached its fiduciary duties owed to the Real Estate Trust; (4) was negligent in administering the Real Estate Trust; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages (a) arising from the plaintiffs’ joint and several liability for the deficit of the Real Estate Trust, (b) from any unpaid claims of the plaintiffs’ injured employees, (c) from potentially being liable for the costs of liquidation charged or to be charged by the WCB, and (d) from fees paid by the plaintiffs and the Real Estate Trust to CRM pursuant the service agreement between CRM and the Real Estate Trust. On October 20, 2009, CRM filed a motion to dismiss the plaintiffs’ complaint. The lawsuit is currently stayed pursuant to the Litigation Coordination Panel’s Order as discussed above, and the plaintiffs will have 20 days to respond to CRM’s motion once the stay is lifted. For information regarding the proposed settlement of this lawsuit, please see above under the heading “― Proposed Settlement of Litigation Involving New York Self-Insured Groups.”

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements

70 Sheldon Inc., et al. v. Compensation Risk Managers, LLC. On August 20, 2009, 70 Sheldon, Inc., Advance Relocation Storage, Inc., All County Bus, LLC, Alpha Services of Westchester, Inc., A. T. & A. Trucking Corp., B. Pariso Transport, Inc., Carmen M. Pariso, Inc., Covered Wagon Train, Inc., Exclusive Ambulette Service, Inc. Ficel Transport, Inc., North Shore Ambulance and Oxygen Service, Inc., Rivlab Transportation Corp., Woodland Leasing Co., Inc., all of which were former members of the Transportation Industry Workers’ Compensation Trust (the Transportation Trust), on their own behalf and on behalf of all others similarly situated, sued CRM in New York State Supreme Court, Erie County. The lawsuit seeks class action certification and alleges that CRM: (1) breached its contract with the Transportation Trust; (2) breached its duty of good faith and fair dealing owed to the Transportation Trust; (3) breached its fiduciary duties owed to the Transportation Trust; (4) was negligent in administering the Transportation Trust; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages (a) arising from the plaintiffs’ joint and several liability for the deficit of the Transportation Trust, (b) from any unpaid claims of the plaintiffs’ injured employees, (c) from potentially being liable for the costs of liquidation charged or to be charged by the WCB, and (d) from fees paid by the plaintiffs and the Transportation Trust to CRM pursuant the service agreement between CRM and the Transportation Trust. On October 20, 2009, CRM filed a motion to dismiss the plaintiffs’ complaint. The lawsuit is currently stayed pursuant to the Litigation Coordination Panel’s Order as discussed above, and the plaintiffs will have 20 days to respond to CRM’s motion once the stay is lifted. For information regarding the proposed settlement of this lawsuit, please see above under the heading “― Proposed Settlement of Litigation Involving New York Self-Insured Groups.”

Healthcare Industry Trust of New York, et al. v. Compensation Risk Managers, LLC, et al. On November 2, 2009, HITNY and 89 of its former members filed a lawsuit in New York State Supreme Court, Albany County against CRM, CRM USA Holdings, CRM Holdings, Majestic Insurance Company, Embarcadero, Twin Bridges, Eimar, and certain current and former directors and officers of CRM Holdings. The plaintiffs also named HITNY’s former actuaries, auditors, trustees and brokers as defendants in the lawsuit.

Plaintiffs are seeking damages from the defendants’ alleged failure to carry out their respective contractual, common law and statutory obligations to the plaintiffs to provide third-party administration and insurance services to HITNY. As against CRM, its affiliated entities and directors and officers, the lawsuit alleges that: (1) CRM breached its contract with HITNY; (2) CRM breached its duty of good faith and fair dealing owed to HITNY; (3) CRM breached its fiduciary duties owed to HITNY; (4) CRM engaged in common law fraud during its administration of HITNY; (5) CRM, its affiliated entities and directors and officers converted the assets of HITNY’s members for personal use; (6) CRM, its affiliated entities and directors and officers were unjustly enriched; (7) CRM negligently misrepresented information relative to HITNY; (8) CRM committed fraud in the inducement with respect to plaintiffs’ decision to join HITNY; (9) CRM and its directors and officers engaged in deceptive business practices; (10) CRM, its affiliated entities and directors and officers are alter egos of each other and should be liable for the debts, judgments and liabilities of each other; and (11) CRM, certain of its affiliated entities, a current director and a former officer committed a civil conspiracy in violation of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. §1962(c) (RICO).

The plaintiffs are seeking damages (a) arising from the plaintiffs’ joint and several liability for the deficit of HITNY, (b) from any unpaid claims of the plaintiffs’ injured employees, (c) from potentially being liable for other costs to be charged by the WCB, and (d) from fees paid by HITNY to CRM and its affiliated entities. In addition, the plaintiffs are seeking treble damages for the allegedly deceptive business practices and RICO claims.

On March 12, 2010, the plaintiffs filed an amended complaint which contains substantially the same allegations as the original complaint, but seeks to add additional claims, including: (i) the imposition of a constructive trust upon certain assets of CRM, its affiliated entities and two former director and officers; (ii) an accounting to determine the amount and location of any assets improperly obtained by CRM, its affiliated entities and two former directors and officers; (iii) indemnification from CRM for amounts paid by plaintiffs; and (iv) an injunction pursuant to New York’s Debtor and Creditor Law restraining the disposition and appointing a receiver to take charge of the property of CRM Holdings and two former directors and officers and the setting aside of certain payments. The plaintiffs have granted CRM and its affiliates an unlimited extension of time to respond to the complaint, which may be revoked on 20 days notice. The lawsuit is currently stayed pursuant to the Litigation Coordination Panel’s Order as discussed above. For information regarding the proposed settlement of this lawsuit, please see above under the heading “― Proposed Settlement of Litigation Involving New York Self-Insured Groups.”

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements

Other Litigation

H.C.F.A. Associates Corp. v. Compensation Risk Managers, LLC. On April 9, 2007, H.C.F.A. Associates Corp. and 17 related companies, all of which were members or former members of HITNY, sued HITNY and CRM in New York State Supreme Court, Ulster County, alleging, among other things, that HITNY and CRM failed to fulfill their obligations in connection with providing workers’ compensation claims services. CRM answered the complaint, denying the plaintiffs’ material allegations. The court established a discovery schedule on September 22, 2008, and discovery is currently proceeding. The Company intends to vigorously defend this litigation, which is in a preliminary stage, and the Company cannot estimate what impact, if any, the litigation may have on its business reputation, results of operations, financial condition or cash flows. If, however, this matter is decided adversely to the Company, it may result in a material adverse effect on its business, results of operations, financial conditions and cash flows.

RBG Management et al. v. RMI Consulting et al. v. Compensation Risk Managers, LLC. In May 2010, RMI Consulting, Inc. and James W. Barber sued CRM as a third-party defendant in a lawsuit commenced by RBG Management Corp. and Red & White Markets, Inc. against RMI Consulting and Mr. Barber in New York State Supreme Court, Bronx County. RMI Consulting and Mr. Barber allege that CRM should be held liable for common law indemnification and contribution in the event that RMI Consulting and Mr. Barber are held liable to plaintiffs in the underlying action, in which the plaintiffs have alleged misrepresentations, omissions, and professional negligence against RMI Consulting and Mr. Barber while acting as plaintiffs’ brokers and allegedly wrongfully inducing the plaintiffs to become members of WRWCTNY. On July 14, 2010, CRM filed a motion to dismiss the third-party complaint, which is currently pending before the court. The Company intends to vigorously defend this litigation, which is in a preliminary stage, and the Company cannot estimate what impact, if any, the litigation may have on its business reputation, results of operations, financial condition or cash flows. If, however, this matter is decided adversely to the Company, it may result in a material adverse effect on its business, results of operations, financial conditions and cash flows.

In re: CRM Holdings, Ltd. Securities Litigation. On February 5, 2010, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York on behalf of a class consisting of all persons or entities who purchased the securities of CRM Holdings between December 21, 2005 and November 5, 2008. The complaint was filed by Beverly L. Munter, individually and on behalf of all others similarly situated, and charges CRM Holdings and certain of its executive officers and directors with violations of federal securities laws.

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

On May 21, 2010, the court granted plaintiffs’ motion appointing Brett Brandes and Beverly L. Munter as lead plaintiffs in the action, Glancy Binkow & Goldberg LLP as lead counsel for the class, and consolidation of any subsequently filed lawsuits with the action under the caption In re: CRM Holdings, Ltd. Securities Litigation.

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements

On September 10, 2010, the plaintiffs’ filed and served an amended complaint. The amended complaint’s allegations and claims are substantially the same as those in the original complaint, except that the plaintiffs have added claims against certain of the Company’s current and former executive officers and directors for insider trading violations under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. The Company’s response to the amended complaint is due January 7, 2011.

The Company intends to vigorously defend this litigation, which is in a preliminary stage, and the Company cannot estimate what impact, if any, the litigation may have on its business reputation, results of operations, financial condition or cash flows. If, however, this matter is decided adversely to the Company, it may result in a material adverse effect on its business, results of operations, financial conditions and cash flows.

California Plastering, Inc., et al. v. Pridemark-Everest Insurance Services, Inc., et al. On November 1, 2010, California Plastering, Inc., Collins Builders, Inc., Evans & Son, Inc., Pacific Wall Systems, Inc., Quality Production Services, Inc., Rutherford Co., Inc., Sound Control Company, Southern California Boiler, Inc., Summer Systems, Inc., Versatile Coatings, Inc. and Vision Builders Group, all of which were former members of the Contractors Access Program of California (CAP), sued CRM, CRM CA, Majestic USA and Majestic Insurance Company in California Superior Court, County of Orange. The plaintiffs also named their former insurance broker and two former trustees of CAP.  Plaintiffs are seeking damages from the defendants’ alleged mismanagement and wrongful conduct with respect to CAP. As against CRM CA and its affiliated entities, the lawsuit alleges that CRM CA and its affiliated entities: (1) engaged in common law fraud during the administration of CAP; (2) negligently misrepresented information relative to CAP; (3) breached fiduciary duties and aided and abetted in breached of fiduciary duties owed to CAP; (4) violated California state securities laws by (a) selling membership interests in CAP which were unregistered securities and (b) making such sales by means of untrue statements of fact and material omissions; and (5) engaged in deceptive business practices.  The plaintiffs are seeking damages (a) for the amount of CAP’s underfunding, which the plaintiffs have currently estimated to be in excess of $30 million, or as established at trial, (b) punitive damages, (c) rescission of plaintiffs’ purchase of membership interests in CAP and the return of their contributions paid into the program, or damages according to proof at trial, and (d) costs and attorney fees. CRM CA and its affiliated entities have 30 days to respond to the complaint. The Company intends to vigorously defend this litigation, which is in a preliminary stage, and the Company cannot estimate what impact, if any, the litigation may have on its business reputation, results of operations, financial condition or cash flows. If, however, this matter is decided adversely to the Company, it may result in a material adverse effect on its business, results of operations, financial conditions and cash flows.

Potential Litigation Involving the Plastic Manufacturers Self Insurance Program. In January 2010, CRM CA was contacted by an attorney representing the Plastic Manufacturers Self Insurance Program of California (PMSIP) threatening litigation against CRM CA should members of PMSIP commence an action against PMSIP or its Board of Trustees. PMSIP’s attorney advised CRM CA that certain members of PMSIP were questioning PMSIP’s administration as a result of a deficit and corresponding assessment and that PMSIP’s members were alleging “gross negligence” and negligent administration by CRM CA in the administration of PMSIP. Accordingly, to the extent any litigation or formal legal claim was commenced, PMSIP threatened to tender the defense and indemnification of any claim or action filed by any past or current PMSIP member arising out of CRM CA’s administration of PMSIP. PMSIP alleges that the service agreement between PMSIP and CRM CA contained a contractual indemnity clause; however, CRM CA disagrees and intends to contest vigorously PMSIP’s claim and any subsequent litigation that may be brought by PMSIP or any of its members.

Potential Litigation Involving the Contractors Access Program. In October 2009, the Contractors Access Program of California (CAP) voted to voluntarily terminate active operations and enter run-off effective January 1, 2010. As of December 31, 2009, CAP’s members’ deficit was estimated at $22.0 million, excluding the effects of recently billed member assessments. In April 2010, it was reported that litigation may be commenced concerning CAP’s members’ deficit, and it is possible that such litigation could include claims against CRM CA and its affiliates. In May 2010, the Department of Industrial Relations appointed a conservator for CAP. Following an investigation by the conservator of CAP’s business operations, an attorney representing CAP’s conservator contacted the Company in August 2010 and advised that CAP’s conservator was contemplating commencing litigation against the Company, its subsidiaries and certain current and former officers of the Company for breach of fiduciary duty, breach of contact, unjust enrichment, rescission and restitution and unfair business practices. In September 2010, the Company, its subsidiaries and certain current and former officers entered into a tolling agreement with CAP’s conservator and commenced settlement discussions with CAP’s conservator to try and resolve the dispute. There can be no assurance that the Company will ultimately enter into a settlement agreement with CAP’s conservator. If the parties are unable to reach an acceptable settlement, litigation will be commenced against the Company, its subsidiaries and certain current and former officers, which the Company intends to contest vigorously. The Company cannot estimate what impact, if any, a potential settlement or the litigation may have on its business reputation, results of operations, financial condition or cash flows. If, however, this matter is decided adversely to the Company, it may result in a material adverse effect on its business, results of operations, financial conditions and cash flows.

Regulatory Proceedings

New York State Insurance Department Inquiry

In June 2008, Majestic Insurance Company received a “Call for Special Report and Documents Pursuant to Section 308 of the Insurance Law” from the New York State Insurance Department. Among other items, the New York State Insurance Department requested information related to Majestic Insurance Company’s loss reserving practices and Majestic Insurance Company’s providing insurance to former members of the group self-insured trusts previously managed by CRM as insureds of Majestic Insurance Company. In September 2009, Majestic Insurance Company received a further request from the New York State Insurance Department requesting information related to CRM’s acquisition of Majestic Insurance Company and additional information related to Majestic Insurance Company’s issuance of workers’ compensation policies in New York, including policies issued to previous members of the group self-insured trusts managed by CRM. Majestic Insurance Company is cooperating fully with the New York State Insurance Department. To the Company’s knowledge, the New York State Insurance Department has not initiated any proceedings against Majestic Insurance Company. The Company cannot currently predict when the New York State Insurance Department will conclude its review, what, if any, actions may be taken by the New York State Insurance Department, or the effect any such action may have on the Company’s results of operations, reputation, financial condition, or cash flows.

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements

New York State Workers’ Compensation Board Inspector General Investigation

On or about January 9, 2009, Majestic Insurance Company’s underwriting department received a subpoena from the New York State Workers Compensation Board Office of the Fraud Inspector General. The subpoena requested production of various documents related to the issuance of excess workers’ compensation and employers’ liability policies by Majestic Insurance Company to the Elite Contractors Trust of New York. On May 8, 2009, CRM Holdings and Twin Bridges received a subpoena from the New York State Workers’ Compensation Board Office of Fraud Inspector General. The subpoena requested documents related to quota share agreements and a novation agreement among Twin Bridges, NY Marine and General and Majestic Insurance Company. The subpoenas were captioned In the Matter of Compensation Risk Managers, LLC and were assigned Inspector General Case No. 38839. To the Company’s knowledge, the Inspector General has not commenced any action against CRM or any of its affiliates. The Company cannot currently predict when the New York State Workers’ Compensation Board Office of Fraud Inspector General will conclude its review, what, if any, action may be taken by the Office of Fraud Inspector General, or the effect any such action may have on the Company’s business reputation, results of operations, financial condition or cash flows.

Note 13.  Subsequent Events

Reverse Share Split

On May 12, 2010, the Company received a letter from The Nasdaq Stock Market stating that its common shares had failed to comply with the $1.00 minimum bid price required for continued listing on the NASDAQ Global Select Market. In response, the Company obtained approval from The Nasdaq Stock Market to transfer its stock listing from the NASDAQ Global Select Market to the NASDAQ Capital Market, effective at the opening of the market on May 21, 2010. In connection with the transfer and in accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company was granted an additional 180 days from May 10, 2010, or until November 8, 2010, to demonstrate compliance with the $1.00 bid price requirement of the NASDAQ Capital Market. If the Company does not regain compliance with the $1.00 bid price requirement by November 8, 2010, Nasdaq will notify the Company of its determination to delist its common shares, which decision may be appealed to a Nasdaq Listing Qualifications Panel.

At the Company’s 2010 Annual General Meeting of Shareholders, the Company’s shareholders voted on and approved to authorize the Board of Directors, in its discretion, to effect a reverse share split of the Company’s common and Class B shares within a range of 1-for-5 shares to 1-for-10 shares, at any time prior to November 5, 2010. On November 2, 2010, the Company’s Board of Directors implemented a 1-for-10 reverse share split, effective at the close of business on November 4, 2010. The Company’s common shares will initiate trading on the NASDAQ Capital Market on a reverse split basis effective with the opening of the market on November 5, 2010 under the symbol “MAJCD” and will continue trading under that symbol for a period of 20 days. Thereafter, it will resume trading under the Company’s original symbol “MAJC.” The information in the financial statements does not give effect to the reverse share split.  As a result, references to outstanding shares, per share information and amalgamation consideration have not been adjusted for the split.

The reverse share split will reduce the number of outstanding common shares from 16,655,928 shares to approximately 1,665,593 shares on a fully-diluted basis and the number of outstanding Class B shares from 395,000 shares to 39,500 shares. No fractional shares will be issued in connection with the reverse stock split. Instead, fractional shares will be rounded up to the nearest whole share. The number of common shares granted under the Company’s outstanding restricted share grants will be proportionately adjusted to reflect the reverse share split.

The primary purpose of the reverse share split is to increase the per share price of the Company’s shares, such that the Company will be in compliance with the $1.00 bid price requirement of the NASDAQ Capital Market.

Majestic Capital, Ltd.

Notes to Consolidated Financial Statements

If a delisting from the NASDAQ Capital Market were to occur, the Company could seek to have its common shares traded on the OTC Bulletin Board or in the “pink sheets.” However, these alternative markets are generally considered to be less efficient and liquid than the NASDAQ Capital Market.

In addition, a delisting from the NASDAQ Capital Market could significantly impact the transferability and issuance of the Company’s common shares under Bermuda law. Specific permission is required from the Bermuda Monetary Authority, pursuant to the provisions of the Exchange Control Act 1972 and related regulations, for all issuances and transfers of securities of Bermuda companies, other than in cases in which the Bermuda Monetary Authority has granted a general permission. The Bermuda Monetary Authority has advised that if any equity securities, which would include the Company’s common shares, of a Bermuda company are listed on an appointed stock exchange, general permission is given for the issue and subsequent transfer of any securities of a company from and/or to a non-resident, for as long as any equities securities of such company remain so listed. The NASDAQ Stock Market, Inc. is deemed to be an appointed stock exchange under Bermuda law. However, the OTC Bulletin Board and the “pink sheets” are not considered to be appointed stock exchanges. Consequently, if the Company’s common shares are delisted from the NASDAQ Capital Market, the Company would no longer qualify for the Bermuda Monetary Authority’s grant of general permission, and as such, the transfer and issuance of its common shares would be subject to specific permission of the Bermuda Monetary Authority under the Exchange Control Act 1972. The amalgamation agreement described in Note 1 requires the Company to use all commercially reasonable efforts to continue the quotation of its common shares on the NASDAQ Capital Market during the term of the amalgamation agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a specialty provider of workers’ compensation insurance products and services. Through our subsidiaries, we seek to provide quality products and services that fit the needs of our insureds and clients and are dedicated to developing and maintaining a mutually beneficial, long-term relationship with them. Our workers’ compensation insurance coverage is offered to employers in California, New York, New Jersey, Arizona, Nevada, and other states.

Executive Summary

Our net loss from continuing operations for the nine months ended September 30, 2010 was $19.6 million compared to a net loss of $25.9 million for the nine months ended September 30, 2009. The major factors contributing to our nine-month net loss were:

•	Net Premiums Earned. Our net earned premiums declined by 38% for first nine months of 2010 compared to the first nine months of 2009. This resulted primarily from:

—
the December 2009 downgrade by A.M. Best of Majestic Insurance Company’s financial strength rating from “A-” to “B++,” which resulted in our inability to retain and compete for certain rating sensitive business;

—
ongoing weakness in business and economic conditions in the U.S. and competitive market and difficult pricing conditions in California, our largest market, have adversely affected our year-over-year net earned premiums; and

—
our ceding a greater amount of premiums to reinsurers based on increased costs associated with our excess of loss reinsurance treaty and a higher ceding percentage on quota share reinsurance agreements in effect year-over-year.

•
Losses and Loss Adjustment Expenses. Our losses and loss adjustment expense ratio increased to 97% for the first nine months of 2010 from 85% for the first nine months of 2009. This increase was due to:

—
a higher current accident year loss ratio that resulted from (1) the 38% decrease in our net premiums and (2) an increase in our claims severity trends on primary insurance policies underwritten in California and New York; and

—	the impact of lower ceding commission income earned on our quota share reinsurance agreements in the first six months of 2010 compared to 2009.

•
Underwriting Expenses. Our underwriting expense ratio increased to 63% for the first nine months of 2010 from 42% for the first nine months of 2009, which resulted primarily from the 38% decrease in our net premiums earned and the reallocation of personnel and other resources from our holding company operations to insurance company operations.

Acquisition of Majestic Capital. On September 21, 2010, Majestic Capital entered into a definitive agreement to be acquired by Bayside for $0.45 per share in cash, or an aggregate purchase price of approximately $7.8 million. Our Board of Directors, after a careful review of our strategic alternatives, concluded that the amalgamation with Bayside provides the best opportunity to enhance shareholder value in circumstances in which it has been difficult for us to generate alternatives from the capital markets. Completion of the amalgamation, which is expected to occur in the first quarter of 2011, is subject to the approval of Majestic Capital’s shareholders, regulatory approvals, adoption of certain amendments to the governing documents of our trust preferred securities, modification of our lease of office space in Poughkeepsie, New York on terms that are acceptable to Bayside, and other customary closing conditions.

Proposed Settlement of Litigation Involving New York Self-Insured Groups. After extensive negotiations over an 11 month period, on September 30, 2010, we, and the State of New York entered into a memorandum of understanding with respect to the terms of a proposed settlement of the claims by the State of New York and certain lawsuits. The terms of the proposed settlement, and the conditions to which the settlement is subject, are described above under “Part 1. Financial Information ― Item 1. Financial Statements ― Note 12. Contingencies ― Pending Litigation ― Proposed Settlement of Litigation Involving New York Self-Insured Groups.”

Factors Influencing Our Future Performance. Our future operating results and financial conditions could be affected by many factors including:

•
The amalgamation may not be completed. The completion of the amalgamation is subject to various conditions, including among others: (1) obtaining the approval of Majestic Capital’s shareholders, (2) receipt of insurance regulatory approvals, (3) adoption of certain amendments to the governing documents of our trust preferred securities, and (4) modification of our lease of office space in Poughkeepsie, New York on terms that are acceptable to Bayside. If the merger is not completed for any reason, our ongoing business may be materially and adversely affected and we will be subject to several risks which are described below under “Part 2. Other Information ― Item 1A. Risk Factors.”

•
The downgrade of Majestic’s A.M. Best financial strength rating to “B++” from “A-” in December 2009 may continue to negatively affect the volume of our premiums. As a result of the downgrade, we are unable to compete for and retain rating sensitive business. A.M. Best’s rating actions reflected its concern over the potential impact on Majestic Insurance Company from the regulatory and litigation issues we face, the sizeable deterioration in our overall earnings, and the increased level of dependence on Majestic Insurance Company to support holding company operations. Our financial strength rating will remain under review until these issues can be evaluated further.

•
The possibility of a downgrade of our current B++ financial strength rating by A.M. Best, which would likely result in a material adverse effect on our business, including the potential of a conservation proceeding by the California Department of Insurance, a likely significant erosion in our broker network and gross written premiums and a potential default under the documents governing our trust preferred securities.

•
Effective July 1, 2010, we did not renew our quota share reinsurance program, which had included two reinsurance agreements: a 43% ceded quota share agreement, of which 80% was placed with participating reinsurers, and a 15% ceded quota share agreement. The agreements expired June 30, 2010, and based on our operating results for the first half of 2010 and current capital position, we determined that we no longer needed quota share reinsurance to maintain an A.M. Best financial strength rating of “B++” or better. However, it is possible that we may need to purchase quota share reinsurance coverage in future operating periods in order to support our A.M. Best rating and operations.

•
The weak economy may continue to affect policyholders by reducing insured payrolls, which in turn reduces our net premium earned, and until the economy significantly strengthens, we may continue to experience a decline in premiums.

•
The continuing effects of soft insurance market pricing may continue to affect our growth rates and earned premium levels through the remainder of 2010, and perhaps later, depending on when insurance market conditions improve. These conditions continue to weaken loss ratios and hamper near-term profitability. Economic factors, including inflation, may increase our claims and settlement expenses related to medical care.

•	Continuing competitiveness in the California insurance marketplace could cause carriers to continue to pursue market share through price reductions.

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

Our Insureds’ Payroll Levels. Our primary insurance premiums are ultimately determined by the policyholders’ aggregate payroll. Based on the U.S. recession, we have seen protracted levels of unemployment, and as a result, we continue to experience lower payroll levels for our insureds and a resulting reduction in our net earned premiums. Until economic conditions improve, this trend is likely to continue.

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

Between 2004 and 2007, California benchmark rates experienced a significant downward trend, which resulted in soft market conditions. The reduction in rates was based on legislative reforms adopted by California in 2003 and 2004, which had the goal of reducing the medical and indemnity expenses incurred by insurance companies under workers’ compensation policies. The benchmark rates in California declined 63% percent from their high in 2003. Beginning in 2008, market conditions indicated a stabilizing in California’s benchmark rates. However, the pricing in the California market has remained soft. The significant benchmark rating actions affecting 2009 and 2010 include:

•
In October 2008, the Commissioner rejected WCIRB’s recommendation of a 16% increase to the workers’ compensation benchmark rates effective January 2009 and instead recommended a 5% increase. The WCIRB’s recommended increase was based primarily on rising medical costs and loss adjustment expenses.

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

•
In November 2009, the Commissioner declined WCIRB’s recommendation of a 22.8% increase to the workers’ compensation benchmark rates. The Commissioner recommended no change, citing evidence that insurers were not realizing efficiencies to bring down the costs in the system, including failing to achieve a balance between cost and benefit with medical provider networks and utilization review, and failing to communicate effectively with medical providers. The WCIRB’s recommendation was based on an analysis of insurer experience as of June 30, 2009, and an analysis of anticipated cost increases stemming from two significant Workers’ Compensation Board of Appeals decisions affecting the 2004 legislation.

•
In April 2010, the WCIRB decided not to recommend an increase to the workers’ compensation benchmark rates effective July 1, 2010. However, the WCIRB noted that, based on analysis of December 31, 2009 data, the claims cost benchmark in California showed an overall claims cost increase of 21.1%.

•
In September 2010, the WCIRB recommended a 27.7% increase to the workers’ compensation benchmark rates effective January 1, 2011. The WCIRB’s recommended increase was based primarily on rising medical costs and loss adjustment expenses. A public hearing on the recommended rate increase was held in October 2010 and a decision is expected from the California Insurance Commissioner in the coming weeks.

The California Insurance Commissioner’s decisions are advisory only and insurance companies may choose whether to adopt the new rates. We set our own California premium rates based upon actuarial analyses of current and anticipated cost trends including any modifications to the workers’ compensation system, while maintaining our goal of achieving underwriting profits.

New York’s Premium Rates. Workers’ compensation rates in New York have experienced significant pricing pressure since the legislative reforms adopted in March 2007. Following almost two years of relatively stable rates, in July 2007, the New York State Superintendent of Insurance ordered that overall policyholders’ costs for workers’ compensation be reduced by an average of 20.5% effective October 1, 2007. This 20.5% reduction included both changes in the workers’ compensation rates set by the New York State Workers’ Compensation Board as well as a change to the New York State assessment. The rate reduction was based upon an analysis of the impact of the reforms and market trends associated with New York’s 2007 Workers’ Compensation Reform Act signed into law in March 2007, which was intended to create a significantly less expensive system of workers’ compensation insurance in New York while increasing the weekly benefits paid to injured workers. In addition, in February 2008, New York State enacted related legislation that requires workers’ compensation insurers to establish premiums based on loss cost multipliers filed with the state instead of a mandated rate, effective October 2008. The initial loss costs effective October 2008 represented a 6.4% decrease from the loss costs underlying the previous mandated full rates. Subsequently, an increase of 4.5% was implemented October 2009, and most recently, a 7.7% increase was implemented in October 2010.

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

A portion of Majestic Insurance Company’s premiums are written on an adjustable basis, and premiums from those policies can be adjusted retrospectively in accordance with the actual loss experience of the policyholders’ claims arising during the policy term. These retrospective premium adjustments are periodically made to the net premiums earned to reflect the changes in the estimation of the policyholders’ ultimate losses as more information becomes available over time.

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

Fee-Based Income. Our fee-based income includes management fees received from self-insured groups for management services. Our fees are based on either a percentage of premiums paid by members to the self-insured groups or for non-active self-insured groups, flat fees based on administrative services provided.

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

Our expenses consist primarily of the following:

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses reflect our best estimate, using various actuarial analyses, of ultimate losses and loss adjustment expenses, net of any reinsurance recoverables, we expect to incur on each insurance and reinsurance contract written. Actual losses and loss adjustment expenses will depend on actual costs to settle our claims and the actual expenses incurred in settling the claims. Our loss adjustment expenses include amounts for allocated loss adjustment expenses (ALAE) and unallocated loss adjustment expenses (ULAE).

Underwriting and Acquisition Expenses. Underwriting and acquisition expenses consist of personnel expenses of our insurance operations, general and administrative expenses, commissions, premium taxes and other policy issuance costs of our insurance subsidiaries relating to the underwriting and issuance of workers’ compensation insurance policies.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel expenses, fees paid to general agents and brokers for binding the coverage of members in the self-insured groups we managed, professional fees and other public company operating costs.

Change in Reportable Segments

We previously reported our results in four operating segments: primary insurance (Majestic Insurance Company), reinsurance (Twin Bridges), fee-based management services (CRM CA), and corporate and other (Majestic Capital, Majestic USA and Embarcadero). Effective January 1, 2010, we have reflected changes in segment reporting and no longer report multiple segments. The change from reporting four reportable segments to a single segment reflects our current business activities and organizational changes. The prior periods have been restated to conform to the current period presentation.

The changes in segment reporting include aggregating our primary insurance and reinsurance segments, Majestic Insurance Company and Twin Bridges, into a single “risk-bearing” segment in accordance with the framework established by segment reporting guidance. Twin Bridges only reinsures risk underwritten at Majestic Insurance Company, both use independent agents/brokers to produce business, and both Majestic Insurance Company and Twin Bridges, as insurance companies, are subject to insurance regulatory environments. Further, the operations of our fee-based segment, CRM CA, have continued to decline. At September 30, 2010, CRM CA provided administrative services to one inactive self-insured group. Accordingly, the revenue, results of operations and total assets of CRM CA fall below the quantitative threshold required for it to be a reportable segment. Lastly, Majestic Capital, Majestic USA and Embarcadero have no revenues and are not viewed as a discrete operation for decision-making purposes. Therefore, we have determined that the corporate segment is not a reportable segment.

Critical Accounting Policies and Estimates

We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2010 and 2009. We believe that the accounting policies set forth in the Notes to our Consolidated Financial Statements and “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements.

Results of Operations

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Written Premiums
Direct premiums written	$21,809	$38,474	$72,827	$117,272
Assumed premiums written	1,472	288	3,545	2,006
Ceded premiums written	(9,727)	(19,975)	(37,442)	(54,256)
Net premiums written	$13,554	$18,787	$38,930	$65,022

Revenues
Net premiums earned	$13,468	$17,324	$38,001	$61,033
Fee-based income	58	902	702	3,636
Investment income	2,707	3,529	8,785	9,561
Total revenues	16,233	21,755	47,488	74,230

Expenses
Losses and loss adjustment expenses	13,303	17,193	37,040	52,081
Underwriting and acquisition expenses(1)	8,310	7,237	23,765	25,353
General and administrative expenses	3,033	3,718	6,395	16,383
Interest expense	1,250	952	3,494	2,739
Total expenses	25,896	29,100	70,694	96,556

Loss from continuing operations before income taxes	(9,663)	(7,345)	(23,206)	(22,326)
Tax benefit from continuing operations	(1,689)	8,313	(3,584)	3,614
Loss from continuing operations	(7,974)	(15,658)	(19,622)	(25,940)

Loss from discontinued operations	(4,412)	(1,343)	(4,708)	(1,827)

Net Loss	$(12,386)	$(17,001)	$(24,330)	$(27,767)

GAAP Combined Ratio
Loss and loss adjustment expense ratio(2)	99%	99%	97%	85%
Underwriting expense ratio(3)	62%	42%	63%	42%
GAAP combined ratio(4)	161%	141%	160%	127%

(1)
Underwriting and acquisition expenses includes $3.1 million of policy acquisition costs and $5.2 million of general and administrative expenses of our insurance subsidiaries relating to the underwriting and issuance of workers’ compensation insurance policies.

(2)
The loss and loss adjustment expense ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned. When the calendar year loss and loss adjustment ratio is adjusted to exclude prior period items, such as loss reserve development, it becomes the “accident year loss ratio,” a non-GAAP financial measure.

(3)	The underwriting expense ratio is calculated by dividing underwriting and acquisition expenses by net premiums earned.
(4)
The GAAP combined ratio is the sum of the loss and loss adjustment expense ratio and the underwriting expense ratio. The GAAP combined ratio is a key measurement of profitability traditionally used in the property-casualty insurance business.

Direct Premiums Written. Direct premiums written decreased $16.7 million, or 43%, to $21.8 million in the third quarter of 2010, compared to $38.5 million in the third quarter of 2009. Of this decrease, $14.6 million was attributable to primary insurance policies and $2.1 million was attributable to excess insurance policies.

In the first nine months of 2010, direct written premiums declined by $44.4 million, or 38%, to $72.8 million, compared to $117.3 million in 2009. Of this decrease, $39.6 million was attributable to primary insurance policies and $4.8 million was attributable to excess insurance policies.

Geographically, our direct premiums written were:

	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010		2009
	(Dollars in thousands)

California	$16,810	77%	$26,775	70%	$54,965	76%	$77,887	66%
New York/New Jersey	4,372	20%	10,003	26%	14,891	20%	33,667	29%
Others	627	3%	1,696	4%	2,971	4%	5,718	5%
Total	$21,809	100%	$38,474	100%	$72,827	100%	$117,272	100%

The decrease in our direct written premiums was primarily attributable to the following:

•
In December 2009, A.M. Best downgraded Majestic Insurance Company’s financial strength rating to “B++” from “A-”, which impeded its ability to renew existing insureds that require an A- or better rating and to attract new business in an already highly competitive marketplace. Our total in-force premiums were 42% lower and our in-force policy count was 49% lower in the first nine months of 2010 compared to the same period last year.

•
A decrease in premiums underwritten in New York and New Jersey, which resulted from the continuing effects of underwriting actions taken on our business underwritten in these states, and difficulties we are continuing to face in this marketplace as a result of regulatory restrictions with regard to pricing. This resulted in a 56% decrease of our in-force premiums and a 51% decrease of our in-force policy count year over year for the New York/New Jersey markets.

•	The economic downturn resulted in reduced payroll levels of our insureds. Our current year total payroll exposure is 37% lower for the first nine months 2010 compared to the same period in 2009.

•	Our excess policy count and reported payrolls on excess policies declined year-over-year based on the closure of the self-insured groups we previously managed in California.

These decreases were partially offset by a 10% increase in average premium rate per policy and a 13% increase in average premium size per policy in the current year.

Assumed Premiums Written Assumed premiums written increased $1.2 million, or 400%, to $1.5 million in the third quarter of 2010, from $0.3 million in the third quarter of 2009. In the first nine months of 2010, assumed premiums written increased $1.5 million, or 77%, to $3.5 million from $2.0 million in the same period last year. The increase in our assumed premiums written resulted primarily from premiums Majestic Insurance Company assumed under the AmTrust quota share agreement that was effective April 1, 2010.

Ceded Premiums Written. Ceded premiums written decreased $10.2 million, or 51%, to $9.7 million in the third quarter of 2010 from $20.0 million in the third quarter of 2009. In the first nine months of 2010, ceded premiums declined $16.8 million, or 31%, to $37.4 million from $54.3 million in the first nine months of 2009. The decrease in ceded premiums written is caused primarily by the decrease in our direct premiums written. In addition, effective July 1, 2010, Majestic Insurance Company did not renew its ceded quota share agreements, which resulted in lower ceded premiums written during the third quarter of 2010 compared to the third quarter of 2009. Our premiums ceded to reinsurers under quota share agreements were in the following proportions in 2010 compared to 2009:

	2010	2009

Quarter ended March 31,
Max Re(1)	13%	40%
Aspen/Axis(2)	34%	—
Total External Quota Share %	47%	40%
Quarter ended June 30,
Max Re(1)	13%	40%
Aspen/Axis(2)	34%	—
Total External Quota Share %	47%	40%
Quarter ended September 30,
Max Re(1)	9%	13%
Aspen/Axis(2)	23%	34%
Total External Quota Share %	32%	47%
Nine Month Average Quota Share %	42%	42%

(1)
The cession percentages shown do not reflect the effects of amounts ceded under our excess of loss reinsurance treaty. For losses incurred between July 1, 2008 and June 30, 2009, Majestic Insurance Company entered into a 40% ceded quota share agreement with Max Re. For losses incurred between July 1, 2009 and June 30, 2010, Majestic Insurance Company entered into a 15% ceded quota share agreement with Max Re, excluding coverage for workers’ compensation business written by Majestic Insurance Company in New York. The cession percentage shown in the table for this agreement reflects an approximation of the exclusion of New York business.

(2)
The cession percentages shown do not reflect the effects of amounts ceded under our excess of loss reinsurance treaty. For losses incurred between July 1, 2009 and June 30, 2010, Majestic Insurance Company entered into a 43% ceded quota share agreement with Aspen Re and Axis. The cession percentage reflects the 80% placement with Aspen Re and Axis under the 43% quota share agreement.

Net Premiums Earned. Net premiums earned decreased $3.8 million, or 22%, to $13.5 million in the third quarter of 2010 from $17.3 in the third quarter of 2009. Of this decrease, $2.6 million was attributable to primary insurance policies and $1.2 million was attributable to excess insurance policies. In the first nine months of 2010, net premiums earned decreased $23.0 million, or 38%, to $38.0 million from $61.0 million in the same period of 2009. Of this decrease, $20.9 million was attributable to primary insurance policies and $2.1 million was attributable to excess insurance policies.

In addition to the items that reduced our direct premiums written, our net premiums earned were lower due to the continuing impact of premium refunds on expiring policies following the completion of payroll audits.  While ceded earned premiums decreased in the third quarter because our quota share reinsurance agreements were not renewed, the proportion of ceded earned premiums to direct earned premiums was higher in the first and second quarters of 2010 compared to the same periods in 2009 due to the cession rates effective in those periods.

Geographically, our net premiums earned were:

	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010		2009
	(Dollars in thousands)

California	$10,339	77%	$11,756	68%	$27,384	72%	$38,953	64%
New York/New Jersey	2,692	20%	5,013	29%	8,979	24%	19,291	32%
Others	437	3%	555	3%	1,638	4%	2,789	4%
Total	$13,468	100%	$17,324	100%	$38,001	100%	$61,033	100%

Fee-Based Income. Fee-based income decreased $0.8 million, or 94%, to $0.1 million in the third quarter of 2010 from $0.9 million in the third quarter of 2009. In the first nine months of 2010, fee-based income decreased $2.9 million, or 81%, to $0.7 million from $3.6 million in same period in 2009. These decreases resulted from a reduction in the number of self-insured groups under management and lower payrolls attributable to the members of the self-insured groups that were under management. Effective July 1, 2010, we no longer have any active self-insured groups under management, and we do not expect to recognize any significant fee-based income in future periods.

Investment Income. Net investment income decreased $0.8 million, or 23%, to $2.7 million in the third quarter of 2010 from $3.5 million in the third quarter of 2009. Of this decrease, $0.5 million is attributable to a decrease in net realized gains recognized during the third quarter of 2010 compared to the same period in 2009. Net investment income decreased $0.8 million, or 8%, to $8.8 million for the nine months ended September 30, 20010 from $9.6 million in the same period last year. While our net realized gains of $1.8 million remained relatively unchanged year over year, a decline in the amount of invested assets and lower investment yields on our available-for-sale portfolio resulted in lower investment income for both the three and nine months ended September 30, 2010 compared to 2009. The investment yield on our available-for-sale portfolio in the first nine months of 2010 was 3.7% compared to 4.3% in the first nine months of 2009.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses decreased $3.9 million, or 23%, to $13.3 million in the third quarter of 2010 from $17.2 million in the third quarter of 2009.

Our losses and loss adjustment expense ratio in the third quarter of 2010 compared to the same period in 2009 remained unchanged at 99%. A higher current accident year loss ratio in the third quarter of 2010 was offset by the recognition of unfavorable development on prior period losses in the same period in 2009, as shown in the following table:

	Three months ended September 30,
	2010	2009

Loss ratio for current accident year losses	100%	91%
Loss ratio for prior accident year losses	(1%)	8%
Loss and loss adjustment expense ratio	99%	99%

The current accident year loss ratio was 100% in the third quarter of 2010, compared to 91% in the third quarter of 2009. The increase in our current accident year loss ratio was primarily due to:

•	the effects of the 22% decrease in our net earned premiums;

•	an increase in reported losses in New York;

•	an increase in New York rating agency pure premium rates used to estimate losses; and

•	a higher ULAE loss ratio as shown in the following table:

	Three months ended September 30,
	2010	2009

Current accident year loss and ALAE ratio	86%	79%
Current accident year ULAE loss ratio	14%	12%
Current accident year loss ratio	100%	91%

In the third quarter of 2010, we experienced $0.1 million of net favorable development on prior year losses and loss adjustment expenses. In our primary insurance business, favorable development in policies underwritten in New York and New Jersey was offset by unfavorable development underwritten in California where actual incurred and paid losses developed above our actuarial projections at June 30, 2010. Our excess insurance business had favorable development on policies underwritten in California, where losses above the self-insured retention have not emerged as expected, which was offset by unfavorable development on policies underwritten in New York.

During the third quarter of 2009, we experienced $1.4 million of net unfavorable development on prior year loss and loss adjustment expenses. We had $2.8 million of net unfavorable development in our primary insurance business, predominantly from California accident year 2008 and business assumed from authorized state mandated pools. This was partially offset by $1.4 million of favorable development in our excess insurance business, which was predominantly from policies underwritten in California where losses above the self-insured retention had not emerged as expected.

Losses and loss adjustment expenses decreased $15.1 million, or 29%, to $37.0 million in the nine months ended September 30, 2010 from $52.1 million in the same period last year. The losses and loss adjustment expense ratio was 97% in the first nine months of 2010 compared to 85% in the first nine months of 2009. This increase resulted from:

•	an increased current accident year loss ratio, which resulted primarily from the 38% decrease in net earned premiums;

•	an increase in our loss and loss adjustment expenses on policies underwritten in New York; and

•	a higher ULAE loss ratio and subsequent period adjustments to the current accident year loss ratio as shown in the following table:

	Nine months ended September 30,
	2010	2009

Current accident year loss and ALAE ratio	82%	73%
Current accident year ULAE loss ratio	15%	10%
Current accident year loss ratio	97%	83%

Adjustments:
Subsequent period adjustment(1)	—	8%
Adjusted current accident year loss ratio	97%	91%

(1)
The subsequent period adjustment includes amounts for losses, ALAE and ULAE. The current accident year loss ratio recorded in the nine months ended September 30, 2009 of 83% was adjusted during subsequent periods in 2009 to 91%. This upward adjustment resulted from subsequent actuarial analysis reflecting higher than expected claims severity in California during accident year 2008, which led to the subsequent increase in the 2009 current accident year loss ratio.

In the first nine months of 2010, we experienced $0.1 million of net unfavorable development on prior year losses and loss adjustment expenses. Our primary insurance business had $1.3 million of net unfavorable development which was partially offset by $1.2 million of net favorable development in our excess insurance business. In the first nine months of 2009, we experienced $1.5 million of net unfavorable development. Our primary insurance business had $3.2 million of unfavorable development which was offset by $1.7 million of favorable development in our excess insurance business.

We have established loss reserves at September 30, 2010 that are based upon our current best estimate of loss and loss adjustment expenses. Loss reserves do not represent an exact calculation of liability, but instead represent management’s best estimates, generally utilizing actuarial expertise and projection techniques, at a given accounting date. Reserves for losses and loss adjustment expenses are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. The methods for making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any adjustments are reflected in current operations. For additional information regarding our reserves for losses and loss adjustment expenses, our processes for establishing the reserves and the risks associated therewith, see our Annual Report on Form 10-K for the year ended December 31, 2009 under the headings “Item 1. Business — Primary Insurance Segment — Reserves for Losses and Loss Adjustment Expenses,” “Item 1A. Risk Factors — Our loss reserves are based on estimates and may be inadequate to cover our losses,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Reserve for Losses and Loss Adjustment Expenses.”

Underwriting and Acquisition Expenses. Underwriting and acquisition expenses increased $1.1 million, or 15%, to $8.3 million in the third quarter of 2010 from $7.2 million in the third quarter of 2009. The factors contributing to the increase in our underwriting and acquisition expenses were:

•	the reallocation of personnel and other resources from the operations of our Holding Companies to our insurance company operations during 2010;

•	a $0.4 million increase in expenses associated with the regulatory review and oversight of Majestic Insurance Company;

•	a $0.4 million increase in uncollectible premiums as a result of the continuing effects of the U.S. economic recession;

•	a $0.5 million increase in loss-based assessments related to the run-off of our business under the United States Longshore and Harbor Workers’ Compensation Act;

•	a $0.3 million increase in operating lease costs and expenses associated with the development and implementation of our integrated policy administration system software; and

•	a decrease in ceding commission income earned on quota share agreements.

These increases were offset by lower broker commissions, premium taxes and other policy issuance costs related to the quarter-over-quarter reduction in our direct premiums written and decreases in other general and administrative expenses that resulted from various cost cutting measures instituted during 2010.

Our underwriting expense ratio in the third quarter of 2010 was 62%, compared to 42% for the same period in 2009. The increase in the expense ratio is primarily attributable to the quarter-over-quarter reduction in our net earned premiums.

Underwriting and acquisition expenses decreased $1.6 million, or 6%, to $23.8 million in the first nine months of 2010, from $25.4 million in the same period of 2009. The factors contributing to this decrease were a decrease in uncollectible premiums resulting from the underwriting actions taken in New York and New Jersey beginning in 2009 and ongoing collection efforts and a decrease in other general and administrative expenses that resulted from various cost cutting measures instituted in 2010. These decreases were partially offset by severance expense related to the work force reduction during April 2010, a reallocation of personnel between the operations of our Holding Companies to insurance company operations, expense increases related to our integrated policy administration system, and an increase in the expense of the regulatory review and oversight of Majestic Insurance Company.

Our underwriting expense ratio in the nine months ended September 30, 2010 was 63%, compared to 42% in the same period in 2009, and was higher based primarily on the 38% reduction in our net earned premiums for the first nine months of 2010 compared to the same period in 2009.

General and Administrative Expenses. General and administrative expenses decreased $0.7 million, or 19%, to $3.0 million in the third quarter of 2010 from $3.7 million in the third quarter of 2009. The decrease was attributable to:

•
a $1.3 million reduction in personnel expenses resulting from both the work force reduction during the first quarter of 2010 and the reallocation of personnel from the operations of our Holding Companies to our insurance company operations;

•	a $0.4 million reduction in fees paid to general agents and brokers in connection with our self-insured group management business; and

•
a reduction in other general and administrative expenses resulting from cost cutting measures instituted in 2010 and the reallocation of certain resources from the operations of our Holding Companies to our insurance company operations.

These decreases were offset by our agreement to forgive a $0.7 million receivable related to certain tax credits due under the lease of office in Poughkeepsie, New York that was restructured effective September 1, 2010, higher insurance premiums for our directors’ and officers’ insurance coverage, and increased legal expenses related to the regulatory proceedings and pending litigation described in “Part I. Financial Information ― Item 1. Financial Statements ― Note 12. Contingencies.”

General and administrative expenses decreased $10.0 million, or 61%, to $6.4 million the nine months ended September 30, 2010 from $16.4 million in the nine months ended September 30, 2009. In addition to the net reductions in the third quarter of 2010, the decrease in general and administrative expenses in the nine months ended September 30, 2010 resulted from:

•
a $0.4 million benefit from the early termination of an escrow agreement to cover indemnification claims with respect to Majestic Insurance Company’s pre-acquisition reserves for losses and loss adjustment expenses; and

•
the recognition of $5.3 million of severance expense related to our former co-chief executive officers in the first quarter of 2009, compared to $0.1 million of severance expenses related to the work force reduction in the first quarter of 2010.

Interest Expense. Interest expense increased $0.3 million, or 31%, to $1.3 million in the third quarter of 2010 from $1.0 million in the third quarter of 2009. Interest expense increased $0.8 million, or 28%, to $3.5 million in the first nine months of 2010 from $2.7 million for the first nine months of 2009. These increases resulted from higher amounts of investment income paid to reinsurers on balances required as collateral for unpaid ceded liabilities under our reinsurance agreements.

Loss from Continuing Operations before Income Taxes. Loss from continuing operations before income taxes increased $2.3 million, or 32%, to $9.7 million in the third quarter of 2010 from $7.3 million in the third quarter of 2009. In the first nine months of 2010, loss from continuing operations before income taxes increased $0.9 million, or 3%, to $23.3 million from $22.3 million in the nine months ended September 30, 2009. The increase in our loss from continuing operations before income taxes was primarily attributable to the decline in our net earned premiums, which was partially offset by decreased losses and loss adjustment expenses and operating expenses.

Tax (Benefit) Provision from Continuing Operations. We recorded an income tax benefit from continuing operations of $1.7 million in the third quarter of 2010, compared to an $8.3 million income tax provision in the third quarter of 2009. In the first nine months of 2010, we recorded a $3.6 million income tax benefit, compared to a $3.6 million income tax provision during the same period in 2009. At September 30, 2010, we carried a full valuation allowance on our net deferred tax asset. In the third quarter of 2010, we reduced our valuation allowance to offset the tax effect of increases in net unrealized gains of our investment portfolio, which resulted in our recognition of an income tax benefit in the three and nine months ended September 30, 2010.

The income tax benefit in the third quarter of 2009 included a current tax benefit of $0.2 million, a deferred tax benefit of $2.9 million and an $11.3 million non-cash valuation allowance with respect to our net deferred tax asset. The income tax expense in the nine months ended September 30, 2009 included a current tax benefit of $2.2 million, a deferred tax benefit of $5.6 million and an $11.3 million non-cash valuation allowance with respect to our net deferred tax asset. The deferred tax benefit in both the quarter and nine months ended September 30, 2009 included $3.0 million and $4.3 million, respectively, of net operating loss carryforwards as well as the impact of temporary timing differences resulting from net loss reserves, unearned premium reserves and deferred policy acquisition costs being reported differently for financial statement purposes and for federal income tax purposes.

Discontinued Operations. We recorded net losses from discontinued operations of $4.4 million and $1.3 million in the three months ended September 30, 2010 and 2009, respectively, and $4.7 million and $1.8 million for the nine months ended September 30, 2010 and 2009, respectively. Losses from discontinued operations for the three and nine months ended September 30, 2010 include settlement costs of $4.6 million related to the proposed settlement of the litigation involving the New York self-insured groups which is described above in “Part I. Financial Information — Item 1. Financial Statements — Note 12. Contingencies — Pending Litigation — Litigation Involving New York Self-Insured Groups” and associated legal defense costs.

Net Loss. Consolidated net loss decreased $4.6 million, or 27%, to $12.4 million in the third quarter of 2010 from $17.0 million in the third quarter of 2009. Consolidated net loss decreased $3.4 million, or 12%, to $24.3 million in the first nine months of 2010 from $27.8 million in the same period in 2009. The decrease in our net loss is principally attributable to the non-cash full valuation allowance on our net deferred tax asset recorded in the third quarter of 2009, which was offset by settlement costs recorded in discontinued operations on the New York self-insured group litigation and increases in our loss from continuing operations.

Investment Portfolio

We invest the funds made available by our insurance and reinsurance subsidiaries’ capital and the net cash flows from operations, with the objective to earn income and realized gains on investments. At September 30, 2010, our investment portfolio, including available-for-sale investments, short-term investments, cash and cash equivalents, receivables for investments sold and payables for investments purchased totaled $310.1 million,  compared to $332.7 million at December 31, 2009.

The following table shows the fair market values of various categories of our available-for-sale investment portfolio, the percentage of the total market value of our invested assets represented by each category and the tax equivalent yield to maturity based on the fair market value of each category of invested assets as of the dates indicated:

	As of September 30, 2010			As of December 31, 2009
	(Dollars in thousands)
Description of Securities	Fair Value	Percent of Total	Yield	Fair Value	Percent of Total	Yield
U.S. Treasury and government sponsored agency securities	$52,292	19%	2.6%	$72,665	26%	2.8%
Obligations of states and political subdivisions	72,299	26%	4.6%	63,534	23%	4.3%
Corporate and other obligations	152,739	55%	3.6%	140,394	51%	3.7%
Total investments, available-for-sale	$277,330	100%	3.7%	$276,593	100%	3.6%

The following table shows the ratings distribution of our fixed-income portfolio by Standard and Poor’s rating as a percentage of total market value as of the dates indicated:

Rating	As of September 30, 2010
	(Dollars in thousands)

“AAA”	$105,085	38%
“AA”	76,388	28%
“A”	92,853	33%
“BBB”	2,788	1%
“Other”	216	—%
Total fixed-maturity securities	$277,330	100%

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

Liquidity and Capital Resources

We are a holding company and our operating subsidiaries are the primary source of funds for our operations. We have two primary concerns in managing our liquidity. First, we need to ensure that there is adequate cash available in the insurance subsidiaries to pay claims. Second, we need to ensure that our holding companies, Majestic Capital, Majestic USA and Embarcadero, which have no operating revenues, all have adequate cash to service their debt obligations and to pay other expenses, including litigation settlement costs. The management of capital resources is primarily concerned with ensuring that there is adequate capital to operate our insurance business within the criteria imposed by regulatory requirements and by rating agencies to assign financial strength ratings.

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations. The liquidity requirements of our business have been met primarily by funds generated from operations, asset maturities and income received on investments. As discussed above under the heading “Part I. Financial Information — Item 1. Financial Statements — Note 1. Nature of Business and Significant Accounting Policies — Going Concern,” we believe that we will be able to meet our obligations as they become due in the foreseeable future. It is possible, however, that the actual results of one or more of our plans could be materially worse than anticipated, or that one or more of our significant judgments or estimates concerning the risks and uncertainties affecting us could prove to be materially incorrect. Our future is dependent on our ability to execute our plans successfully or otherwise address our liquidity needs. If we fail to do so for any reason, we would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the U.S. Bankruptcy Code or Bermuda Companies Act.

Our insurance operations generally create liquidity because insurance premiums are collected prior to disbursements for claims which may take place many years after the collection of premiums. Collected premiums may be invested, until claims must be paid and investment income provides additional cash receipts. Cash flow is negative in periods in which disbursements for claims and benefits, current policy acquisition costs and current operating and other expenses exceed operating cash receipts. Such negative cash flow is offset by cash flow from investments, principally short-term investments and maturities of longer-term investments. The exact timing of the payment of claims and benefits cannot be predicted with certainty.

 Our insurance subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims. At September 30, 2010, short-term investments and fixed maturity investments maturing within two years amounted to $68.4 million. These securities are expected to provide adequate sources of liquidity for the expected payment of our losses and losses adjustments expenses.

 Our insurance subsidiaries are subject to insurance regulations which restrict their ability to distribute dividends. In addition, Majestic Insurance Company has agreed not to pay any dividends without prior approval of the California Department of Insurance. For a further discussion of these restrictions, see Item 1 under the heading “Regulation” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. In addition to these limitations, our U.S. operating subsidiaries are subject to a U.S. federal withholding tax of 30% on any dividends paid to Majestic Capital.

Consolidated Cash Flows. The following table summarizes our consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Total cash (used in) provided by
Operating activities	$(33,049)	$(10,298)
Investing activities	26,662	16,801
Financing activities	2,758	1,187
Net cash (decrease) increase	$(3,629)	$7,690

Net cash used in operating activities was $33.0 million in the first nine months of 2010 compared to $10.3 million in the first nine months of 2009, a decrease of $22.8 million. The decrease in cash flow was primarily due to the reduction in net premiums earned and increased claims payments.

Net cash provided by investing activities was $26.7 million in the first nine months of 2010 compared to $16.8 million in the first nine months of 2009, an increase of $9.9 million. Cash flows provided by investing activities primarily result from sales and maturities of our available-for-sale portfolio, net of purchases.

Net cash provided by financing activities was $2.8 million in the first nine months of 2010 compared to $1.2 million in the first nine months 2009, an increase of $1.6 million. The increase was primarily attributable to a decrease in restricted cash and cash equivalents on deposit for the benefit of various regulatory agencies.

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

Acquisition of Majestic Capital. On September 21, 2010, Majestic Capital entered into the amalgamation agreement with Bayside and Amalgamation Sub. For additional information on the amalgamation, see “Part 1. Financial Information ― Item 1. Financial Statements ― Note 1. Acquisition of Majestic Capital” above. Bayside is a holding company, the principal member of which is Lancer. Lancer is a privately-held company and a premier specialty provider of commercial insurance products. As a result of the amalgamation, the common shares of Majestic Capital will become a wholly owned subsidiary of Bayside and its common shares will be delisted from the NASDAQ Capital Market and deregistered under the Exchange Act. In reaching its decision to approve the amalgamation proposal and recommend that shareholders approve the amalgamation proposal, our board of directors considered a number of factors, including, among others:

•	the capital requirements to maintain our A.M. Best financial rating, address regulatory issues and meet expenses of Majestic Capital, including interest payments on our indebtedness;

•
the current economic climate and the facts that the common shares of Majestic Capital trade at a considerable discount to book value and we have limited access to capital on favorable terms as a result; and

•
the costs of operating as a small, stand-alone public company facing continuing, and sometimes conflicting, pressures from insureds, brokers, competitors, regulatory agencies, financial analysts and independent rating agencies.

A.M. Best Rating. Our competitive position and capital requirements are partly determined by our financial strength ratings issued by A.M. Best. In December 2009, A.M. Best downgraded Majestic Insurance Company’s financial strength rating from “A-” (Excellent) to “B++” (Good). The rating is under review and has a negative outlook. The rating reflects AM. Best’s opinion of Majestic Insurance Company’s financial strength, operating performance and ability to meet its obligations. If A.M. Best downgrades or withdraws the B++ rating, we could be severely limited or prevented from writing any new insurance contracts, which would significantly and negatively affect our business, and a conservation proceeding by the California Department of Insurance could result. Insurer financial strength ratings are based upon factors relevant to policyholders and are not directed toward the protection of investors.

A.M. Best’s financial strength ratings are based primarily on a company’s balance sheet strength, taking into account the amount of capital needed to support the financial risks of a company. Beginning on July 1, 2009, Majestic Insurance Company purchased quota share reinsurance coverage in order to maintain its A.M. Best rating. The execution of these agreements was based, in part, on A.M. Best’s concern over limited capital being readily available. Under quota share reinsurance, the reinsurer accepts a pro rata share of the insurer’s, or ceding company’s, losses and an equal share of the applicable premiums. Quota share reinsurance allows the ceding company to increase the amount of business it could otherwise write by sharing the risks with the reinsurer. The effect of the quota share reinsurance on the ceding company is similar to increasing its capital which is the principal constraint on the amount of business an insurance company can prudently write. Effective July 1, 2010, the quota share agreements for Majestic Insurance Company expired and based on our operating results in the first half of 2010 and then-current capital position, we determined that we no longer needed quota share reinsurance in order for Majestic Insurance Company to maintain an A.M. Best financial strength rating of “B++” or better.  However, it is possible that based on our current operating losses, we may need to purchase quota share reinsurance coverage in the future in order to maintain the B++ financial strength rating for Majestic Insurance Company.

NASDAQ Stock Listing/Reverse Share Split. On May 12, 2010, the Company received a letter from The Nasdaq Stock Market stating that its common shares had failed to comply with the $1.00 minimum bid price required for continued listing on the NASDAQ Global Select Market. In response, the Company obtained approval from The Nasdaq Stock Market to transfer its stock listing from the NASDAQ Global Select Market to the NASDAQ Capital Market, effective at the opening of the market on May 21, 2010. In connection with the transfer and in accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company was granted an additional 180 days from May 10, 2010, or until November 8, 2010, to demonstrate compliance with the $1.00 bid price requirement of The NASDAQ Capital Market. If the Company does not regain compliance with the $1.00 bid price requirement by November 8, 2010, Nasdaq will notify the Company of its determination to delist its common shares, which decision may be appealed to a Nasdaq Listing Qualifications Panel.

At the Company’s 2010 Annual General Meeting of Shareholders, the Company’s shareholders voted on and approved to authorize the Board of Directors, in its discretion, to effect a reverse share split of the Company’s common and Class B shares within a range of 1-for-5 shares to 1-for-10 shares, at any time prior to November 5, 2010. On November 2, 2010, the Company’s Board of Directors implemented a 1-for-10 reverse share split, effective at the close of business on November 4, 2010.The Company’s common shares will initiate trading on the NASDAQ Capital Market on a reverse split basis effective with the opening of the market on November 5, 2010 under the symbol “MAJCD” and will continue trading under that symbol for a period of 20 days. Thereafter, it will resume trading under the Company’s original symbol “MAJC.” The primary purpose of the reverse share split is to increase the per share price of the Company’s shares, such that the Company will be in compliance with the $1.00 bid price requirement of The NASDAQ Capital Market. For additional information on the reverse stock split, see “Part 1. Financial Information ― Item 1. Financial Statements ― Note 13. Subsequent Events” above. The information in the financial statements does not give effect to the reverse share split.  As a result, references to outstanding shares, per share information and amalgamation consideration have not been adjusted for the split.

Deferral of Interest Payable on Our Trust Preferred Securities. Beginning December 15, 2009, we elected to defer our regularly scheduled quarterly interest payments with respect to our trust preferred securities financing in order to conserve cash. The total estimated annual interest that would be payable on the debt securities, if not deferred, is approximately $3.1 million. The terms of the debt securities allow us to defer payment of interest at any time or from time to time for up to 20 consecutive quarters provided no event of default (as defined in the debt securities) has occurred and is continuing. We are not in default with respect to the debt securities, and the deferral of interest does not constitute an event of default under the debt securities. While we defer the payment of interest, we will continue to accrue expense for interest owed at a compounded rate. Upon the expiration of the deferral, all accrued and unpaid interest is due and payable. During the deferral period, we may not, except for intercompany dividends and distributions and subject to certain other exceptions, (a) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of our capital stock, (b) make any payments on, repay, repurchase or redeem any debt securities other than those that rank senior to the debt securities, (c) make any payment under any guarantees with respect thereto, or (d) enter into any contracts with 10% or greater shareholders.

Contractual Obligations

All of our outstanding financing obligations are included in the Consolidated Financial Statements and accompanying notes contained in Item 1. The table below sets forth the amounts of our contractual obligations, including interest payable, at September 30, 2010:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(Dollars in thousands)
Contractual Obligations	$5,332	$3,218	$2,114	$—	$—
Long Term Debt Obligations(1)	95,333	6,781	3,985	3,562	81,005
Operating Lease Obligations	28,196	4,891	7,495	4,939	10,871
Retrospective Premiums(2)	1,246	1,246	—	—	—
Reinstatement Premiums	2,863	—	—	334	2,529
Gross Loss and Loss Adjustment Reserves(3)	321,290	71,400	89,343	47,996	112,551
Total Contractual Obligations	$454,260	$87,536	$102,937	$56,831	$206,956

(1)
This amount includes interest payable on our long-term debt obligations. For a further discussion of the applicable interest rates, see “Liquidity and Capital Resources ― Capital Resources” in Item 7 of our Form 10-K for the fiscal year ended December 31, 2009.

(2)	Retrospective premiums are an estimate of the amounts that would be paid to policyholders if losses incurred under these policies perform as currently anticipated.

(3)
Our gross loss reserves exclude $3.1 million of GAAP fair value purchase accounting adjustments. Our loss reserves do not have contractual maturity dates and the exact timing of the payment of claims cannot be predicted with certainty. However, based upon historical payment patterns, we have included an estimate of when we expect our loss reserves (without the benefit of any reinsurance recoveries) to be paid. As more fully discussed in Item 1. of our Form 10-K for the fiscal year ended December 31, 2009 under the headings “Business – Primary Insurance Segment – Reserves for Losses and Loss Adjustment Expenses” and “Business – Reinsurance Segment – Reserves for Losses and Loss Adjustment Expenses,” the estimation of loss reserves is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses and benefits is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different than the amounts disclosed above.

Off-Balance Sheet Transactions

Other than the VIEs described in “Part 1. Financial Information ― Item 1. Financial Statements ― Note 10. Variable Interest Entity,” we have no off-balance sheet arrangements or transactions with unconsolidated, special purpose entities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk components since December 31, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For the quarter ended September 30, 2010, we conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is also our Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 See Regulatory Matters and Pending Litigation in “Part 1. Financial Information ― Item 1. Financial Statements ― Note 12. Contingencies” above, which is incorporated by reference in this Item 1, for litigation and regulatory disclosure.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2009, and the risks described in our other filings with the SEC, together with all of the other information included in this quarterly report. The risks and uncertainties are not the only ones facing our company. If any of the risks actually occurs, our business, financial condition or operating results could be harmed. Any of the risks described could result in a significant or material adverse effect on our financial condition or results of operations, and a corresponding decline in the market price of our common stock. You could lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in those forward-looking statements, as discussed above under the heading “Part I. ― Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following risk factor is intended to update and supplement, as applicable, the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2009, to reflect material developments that occurred during the quarter ended September 30, 2010:

Risks Related to the Amalgamation

The announcement and pendency of the amalgamation among Majestic Capital, Bayside and Amalgamation Sub could have an adverse effect on the Company’s business, financial condition and results of operations.

On September 21, 2010, we entered into the amalgamation agreement pursuant to which we will be acquired by Bayside. The announcement and pendency of the amalgamation could have an adverse effect on our business in the following ways, among others:

•
the amalgamation agreements imposes restrictions on our business, properties and operations pursuant to certain affirmative and negative covenants set forth in the amalgamation agreement, and without Bayside’s prior approval, we could be prevented from pursuing opportunities that may arise prior to the closing of the amalgamation or termination of the amalgamation agreement;

•	our employees may experience uncertainty regarding their future roles with the amalgamated company, which might adversely affect our ability to retain, recruit and motivate key personnel;

•	management’s attention may be directed toward the completion of the amalgamation and transaction-related considerations and may be diverted from our day-to-day business operations;

•	matters related to the amalgamation may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to us;

•	the amalgamation may not be viewed favorable by our regulators, rating agencies, brokers, insureds and reinsurers, any of which could seek to change their business relationship with us; and

•	we will incur fees, expenses and charges in connection with the amalgamation.

Any of these matters could materially and adversely affect our business, financial condition and results of operations.

Failure to complete the amalgamation could negatively affect our share price, business, financial condition and results of operations.

The completion of the amalgamation is subject to various conditions, including among others (i) obtaining the approval of Majestic Capital’s shareholders, (ii) receipt of insurance regulatory approvals, (iii) adoption of certain amendments to the governing documents of our trust preferred securities, and (iv) modification of our lease of office space in Poughkeepsie, New York on terms that are acceptable to Bayside. If the merger is not completed for any reason, our ongoing business may be materially and adversely affected and we will be subject to several risks, including the following:

•	our current B++ financial strength rating from A.M. Best may be downgraded which could result in a conservation proceeding by the California Department of Insurance;

•
we may not be able to continue as a going concern due to capital requirements to maintain our A.M. Best financial rating, address regulatory issues and meet expenses of Majestic Capital as a stand-alone public company;

•
there may be resulting negative perception of us by our brokers and insureds, which could adversely affect our ability to compete for new and renewal business in the marketplace thereby leading to reduced premium volumes;

•	we may have to pay certain significant costs relating to the amalgamation without receiving the benefits of the amalgamation; and

•	management’s attention will have been diverted to the amalgamation instead of our operations and pursuit of other opportunities that could have been beneficial to us

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1
Agreement and Plan of Merger and Amalgamation, dated September 21, 2010, among Bayside Capital Partners LLC, Majestic Acquisition Corp, and Majestic Capital, Ltd. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 21, 2010.

*2.2	Amendment No. 1 to Agreement and Plan of Merger and Amalgamation, dated October 13, 2010, among Bayside Capital Partners LLC, Majestic Acquisition Corp, and Majestic Capital, Ltd.

10.1
Third Amendment to Lease, dated September 1, 2010, by and between Oakwood Partners, L.L.C. and Majestic USA Capital, Inc. (formerly known as CRM USA Holdings, Inc.). Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 16, 2010.

10.2
License Agreement, dated September 1, 2010, by and between Oakwood Partners, L.L.C. and Majestic USA Capital, Inc. (formerly known as CRM USA Holdings, Inc.). Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 16, 2010.

10.3
Termination of Employment Agreement Dated May 5, 2009, dated November 1, 2010, by and between Majestic Capital, Ltd. and James J. Scardino. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 3, 2010.

10.4
Termination of Employment Agreement Dated January 1, 2010, dated November 1, 2010, by and between Majestic Capital, Ltd. and Chester Walczyk. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 3, 2010.

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
James J. Scardino Chief Executive Officer and Acting Chief Financial Officer
Dated: November 3, 2010