Form 10-K
period 2010-12-31
Majestic Capital, Ltd.
filed 2011-04-22
CIK 1338949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission file number: 001-32705

Majestic Capital, Ltd.
 (Exact name of registrant as specified in its charter)

Bermuda	98-0521707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box HM 2062, Hamilton HM HX Bermuda	Not Applicable
(Address of principal executive offices)	(Zip Code)

(441) 295-6689
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐                 No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,661,826 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System Capital Market.

The number of shares of the registrant’s common shares outstanding as of April 21, 2011 was 1,668,070.

INCORPORATION BY REFERENCE

Portions of the proxy statement for the registrant’s annual meeting of shareholders to be filed subsequently with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Annual Report on Form 10-K.

INFORMATION CONCERNING DEFINITIONS AND FINANCIAL INFORMATION

In this report, we use the terms “Company,” “we,” “us” or “our” to refer to Majestic Capital Ltd. (formerly CRM Holdings, Ltd.) and its subsidiaries on a consolidated basis, unless otherwise indicated or unless the context otherwise requires. All references in this report to our entity names are set forth in the following table, unless otherwise indicated or unless the context otherwise requires:

Reference	Entity’s Legal Name
Majestic Capital (formerly CRM Holdings)	Majestic Capital, Ltd. (formerly CRM Holdings, Ltd.)
Twin Bridges	Twin Bridges (Bermuda) Ltd.
Majestic USA (formerly CRM USA Holdings)	Majestic USA Capital Inc. (formerly CRM USA Holdings, Inc.)
CRM	Compensation Risk Managers, LLC
CRM CA	Compensation Risk Managers of California, LLC
Eimar	Eimar, LLC
Majestic Insurance	Majestic Insurance Company
Embarcadero	Collectively: Embarcadero Insurance Holdings, Inc.; Majestic Insurance Company; and Great Western Insurance Services, Inc.

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

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, the following factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying our forward-looking statements:

•	our inability to function as a going concern;

•	actions by insurance regulators seizing or otherwise taking control of our insurance company subsidiaries or their assets;

•	actions by our creditors or securities holders commencing liquidation or similar proceedings against us, our subsidiaries or their assets;

•	the effects of mergers, acquisitions and divestitures;

•	the cyclical nature of the insurance industry;

•	premium rates;

•	investment results;

i

•	legislative and regulatory changes;

•	the estimation of loss reserves and loss reserve development;

•	reinsurance may be unavailable on acceptable terms, or even if available, we may be unable to collect reinsurance;

•	the status or outcome of legal and/or regulatory proceedings;

•	the occurrence and effects of wars and acts of terrorism;

•	the effects of competition;

•	failure to retain key personnel;

•	economic downturns; and

•	natural disasters;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully read this Annual Report on Form 10-K, the documents that we reference herein and the documents we have filed as exhibits, together with all other documents we have filed with the SEC, with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect and that these differences may be material. We qualify all of our forward looking statements by these cautionary statements. We undertake no obligation to update any of the forward looking statements after the date of this report to conform those statements to reflect the occurrence of unanticipated events, except as required by applicable law.  Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

CRM Holdings Ltd. is a holding company formed in September 2005 under the laws of Bermuda. At our 2010 Annual General Meeting of Shareholders, the shareholders of CRM Holdings voted on and approved changing the name of CRM Holdings, Ltd. to Majestic Capital Ltd.

We completed our initial public offering in December 2005. In the offering, we sold 6,000,000 shares of common shares and raised $68.7 million, net of underwriting and offering expenses of $9.3 million. We contributed $47.0 million of the IPO proceeds to Twin Bridges to support the growth of our reinsurance business and $6.5 million to CRM to repay the entire amount outstanding under a credit facility and for general working capital. CRM Holdings’ common shares were listed on the Nasdaq Global Select Market under the symbol CRMH. In February 2007, we completed a public offering of 2,882,643 shares of common shares. All of these shares were offered by existing shareholders, and we did not receive any of the proceeds from this offering.  In May 2010, we obtained approval from The Nasdaq Stock Market to transfer our stock listing from the NASDAQ Global Select Market to the NASDAQ Capital Market, and our stock is now trading on the NASDAQ Capital Market under the symbol “MAJC.”

We provide workers’ compensation insurance products through Majestic Insurance, which was incorporated in California in 1980. We offer primary workers’ compensation insurance through independent insurance brokers and agents to various size businesses.  We believe that Majestic Insurance’s experience in underwriting complex risks allows it to target potential accounts with attractive premiums relative to exposure, good employee relations and effective risk management policies. We acquired Majestic Insurance in November 2006. Before the acquisition, Majestic Insurance provided coverage under the United States Longshore and Harbor Workers’ Compensation Act (USL&H Act), although we stopped offering this type of coverage in March 2007.  Majestic Insurance also provides excess and frequency coverage policies to self-insured entities, including those self-insured groups that were formerly managed by CRM and CRM CA.

Majestic Insurance is currently rated “B” (Fair) by A.M. Best Company, Inc. (A.M. Best), and the rating has been placed under review with negative implications. A.M. Best downgraded Majestic’s rating from “B++” (Good) on March 28, 2011, based on A.M. Best’s concern over the termination of the merger agreement with Bayside Capital Partners LLC (Bayside), the continued deterioration of Majestic’s earnings and surplus, and the recent announcement of a potential conservation of Majestic Insurance by the Conservation and Liquidation Office of the California Department of Insurance (CA DOI).  For further information regarding Majestic’s rating, see ‘‘Ratings ” below and for further information regarding the potential conservation of Majestic Insurance in California, see “California Department of Insurance - Conservation and Rehabilitation of Majestic Insurance” below.

We formed Twin Bridges, a Class 3 exempted insurance company, in 2003 to underwrite reinsurance on a portion of the excess and frequency workers’ compensation coverage purchased by the self-insured groups managed by CRM. Twin Bridges provided quota share reinsurance to NY Marine & General, an independent U.S. admitted insurance carrier, on a portion of the risk assumed by NY Marine & General for the excess and frequency coverage policies purchased by the self-insured groups managed by CRM and CRM CA and reinsurance coverage on Majestic’s primary workers’ compensation insurance policies.

Our affiliated reinsurance coverage is underwritten through Twin Bridges.  After our acquisition of Majestic Insurance in November 2006, Twin Bridges began providing Majestic Insurance with reinsurance coverage. Twin Bridges ceased providing coverage on December 31, 2010, but until that point in time, provided reinsurance coverage to Majestic Insurance on its workers’ compensation insurance policies, including primary insurance policies and excess and frequency coverage issued to self-insured entities. Twin Bridges provided the coverage through participating in Majestic’s excess of loss reinsurance treaty and through quota share reinsurance agreements. Twin Bridges is currently rated “B” (Fair), with negative implications, by A.M. Best.

CRM USA Holdings, the holding company for our U.S. operations, was incorporated in Delaware in December 2005. In conjunction with the name change of CRM Holdings to Majestic Capital described above, the name of CRM USA Holdings was changed to Majestic USA Capital, Inc. in May 2010.  Embarcadero is the holding company for Majestic Insurance and was formed in 1986 under the laws of California.

We previously reported our results in four operating segments: primary insurance (Majestic Insurance), reinsurance (Twin Bridges), fee-based management services (CRM CA), and corporate and other (Majestic Capital, Majestic USA and Embarcadero). Effective January 1, 2010, we have reflected changes in segment reporting and no longer report multiple segments. The change from reporting four reportable segments to a single segment reflects our current business activities and organizational changes. The prior periods have been restated to conform to the current period presentation.

The changes in segment reporting include aggregating our primary insurance and reinsurance segments, Majestic Insurance and Twin Bridges, into a single “risk-bearing” segment in accordance with the framework established by segment reporting guidance.  Further, the operations of CRM CA, along with CRM and Eimar, are now presented as discontinued operations as we no longer provide administrative services to third parties or affiliates.  Lastly, Majestic Capital, Majestic USA and Embarcadero have no revenues and are not viewed as a discrete operation for decision-making purposes and therefore are not a reportable segment.

Significant Developments

We did not achieve our overall business, financial and shareholder performance expectations for the past several years as a result of the following significant developments which negatively impacted our operating results for the years ended December 31, 2008, 2009 and 2010.  Our operating results and these significant developments led to the conservation of Majestic Insurance by the CA DOI as described below and may result in our non-insurance companies seeking relief through a filing under the U.S. Bankruptcy Code or Bermuda Companies Act.

Closure of New York Fee-Based Management Services Business
In 2008, we voluntarily surrendered our third-party administrator’s license and ceased providing fee-based management services in New York as described in “Item 1 – Business – Discontinued Operations – Fee-Based Management Services.”  The closure of our New York fee-based operations and resulting litigation continues to negatively impact our business reputation, results of operations, financial condition and cash flows.

Unfavorable Loss Reserve Development – 2009 and forward
We entered the New York and New Jersey primary workers’ compensation insurance markets in 2007.  We believed our past experience in providing underwriting services for self-insured groups in New York would provide a solid foundation for the offering of primary insurance through Majestic Insurance in New York and New Jersey.  Our decisions to expand into New York and New Jersey and to aggressively grow our California business in 2007-2008 resulted in our expansion into riskier industries/classes of business and lowering of certain of our underwriting and pricing standards.  Despite corrective underwriting actions commencing in 2008, the resulting unfavorable current year loss reserve trends and adverse development of our prior year losses beginning in fiscal year 2009 has significantly contributed to our losses from continuing operations for the years ended December 31, 2010 and 2009.

Full Valuation Allowance on our Net Deferred Tax Asset
As described in “Item 7 – Critical Accounting Policies and Estimates – Deferred Income Taxes,” in the third quarter of 2009, we determined that it was more likely than not that our net deferred tax assets would not be realizable in the foreseeable future.  Accordingly we recorded a net deferred tax valuation allowance of $17.1 million or ($10.19) loss per diluted share for the year ended December 31, 2009.  We continue to carry a full net deferred tax valuation allowance of $32.4 million at December 31, 2010.

New York State Office of the Attorney General – Notice of Imminent Enforcement Action
In December 2009, we received a “Notice of Imminent Enforcement Action” from the New York State Office of the Attorney General as further described in “Item 3 – Pending Litigation – Litigation Involving New York Self-Insured Groups – New York State Office of the Attorney General Investigation.”  This notification and the overhang of related pending litigation was a primary factor in the 2009 downgrade of our financial strength rating described in “Item 1 – Business – Ratings,” and increased regulatory oversight by the CA DOI described in “Item 1 – Business – Regulation – State Insurance Department Examinations,” and hampered our ability to consummate strategic alternatives to improve our competitive, capital and regulatory positions in 2010.

2009 A.M. Best Downgrade of Majestic Insurance
In December 2009, A.M. Best downgraded the financial strength rating of Majestic Insurance from “A-“ (Excellent) to “B++” (Good) as described in “Item 1 – Business – Ratings.”  The downgrade (1) impeded our ability to renew existing business that requires an “A” or better rating and to attract new business in an already highly competitive market; and (2) required us to enter into ceded quota share agreements described in “Item 1 – Business – Reinsurance – External Ceded Quota Share Reinsurance” whereby we ceded up to 47% of our premiums and losses to third parties in order to improve our capital adequacy ratios – all of which negatively impacted our premiums written, operating results and loss and underwriting expense ratios.

Further Deterioration of Our Business – 2009 A.M. Best Downgrade, the Recession and Increased Competition
The aforementioned corrective underwriting actions initiated in 2008, the A.M. Best downgrade, including the effects of ceded quota share agreements with third parties were further compounded by the weakened business and economic conditions in the U.S. and competitive marketing and pricing conditions in California, our largest market.  These factors combined to adversely affect our net premiums earned, loss ratios, and underwriting expense ratios, results of operations and cash flows.  Net premiums earned decreased $29.3 million or 36% in 2010 compared to 2009 and were $41.4 million or 34% lower in 2009 compared to 2008.  Our combined ratio, a measure of profitability of insurance operations, as described in “Item 7 – Results of Operations” was 161%, 146% and 103% for the years ended December 31, 2010, 2009 and 2008, respectively.

2010 Announcement of and 2011 Termination of Bayside Amalgamation
In the third quarter of 2010, we announced that we entered into an agreement to merge with Bayside Equity Holdings LLC (Bayside), an affiliate company of Lancer Financial Group (Lancer) as described in Item 7 – Liquidity and Capital Resources – Capital Resources - Previously Announced and Subsequent Termination of the Bayside Amalgamation Agreement.”  The merger, subject to certain closing conditions, would have allowed us to benefit from Lancer’s financial condition, reputation and regulatory and rating agency good standing.  The agreement was terminated due to the material deterioration in our surplus and the failure to satisfy certain of the closing conditions.

Withdrawal from New York/New Jersey Market
In the first quarter of 2011, we decided to withdraw from the New York and New Jersey workers’ compensation insurance markets as described in “Item 1 – Business – Decision to Exit the New York/New Jersey Market.”  Given the current market conditions, we were not able to continue our expansion and underwrite east coast risks profitably.  Direct written premiums in New York/New Jersey were 20%, 27% and 35% of Majestic Insurance’s total direct written premiums for the years ended December 31, 2010, 2009 and 2008, respectively.

2011 A.M. Best Downgrade of Majestic Insurance
In March 2010, A.M. Best further downgraded the financial strength rating of Majestic Insurance from “B++“ (Good) to “B” (Fair) as described in “Item 1 – Business – Ratings” which places us in the “non-secure’ category within A.M. Best’s rating scheme.  The “non-secure” rating could cause significant negative effects to our ability to underwrite business and further negatively impact our business reputation, results of operations, financial condition and cash flows.

California Department of Insurance - Conservation and Rehabilitation of Majestic Insurance
The California Department of Insurance applied to the Superior Court of San Francisco County, California (the Conservation Court) for an order to place Majestic Insurance into a statutory conservation proceeding on April 21, 2011.  Upon the execution of the order of conservation, the Insurance Commissioner of the State of California (the Commissioner) took over the operations of Majestic Insurance as conservator.  The court order granted the Commissioner a broad range of discretionary authority, and provides the Commissioner with the ability to, among other things, conduct the business of Majestic Insurance, dispose of any or all of the assets and liabilities of Majestic Insurance, and act in all ways and exercise all powers necessary for the purpose of carrying out the court order.

The conservation order allows the Commissioner to begin an investigation that will determine if the insurer and its business can be rehabilitated, or if continuing the business would be hazardous to Majestic Insurance’s policyholders, creditors or the public.  If, following the issuance of the conservation order, it appears that it would be futile to proceed with the conservation of Majestic Insurance, the Commissioner will apply for an order to liquidate Majestic Insurance’s business (the Estate).

The CA DOI cites the following reasons for the statutory conservation of Majestic Insurance:  (1) the termination of the Bayside amalgamation as described above; (2) the findings of the CA DOI examination of Majestic Insurance which indicate that Majestic Insurance’s carried statutory loss reserves at December 31, 2010 are understated by $41 million, which if recorded, would result in the failure of Majestic Insurance to meet minimum regulatory requirements; for a further discussion of the findings of the CA DOI examination see Item 7 – Critical Accounting Policies and Estimates – Reserves for Losses and Loss Adjustment Expenses – Loss Reserve Adequacy – California Department of Insurance Examination of Majestic Insurance;” (3) the continuing material deterioration of the financial condition of Majestic Insurance due to consecutive operating losses; (4) the potential impact on Majestic Insurance of the ongoing regulatory and litigation issues faced by its affiliates, Majestic Capital, CRM and CRM CA; and (5) the possibility that Majestic Capital and its non-insurance subsidiaries could seek protection under applicable United States and Bermuda Companies bankruptcy laws.

In conjunction with the statutory conservation, the CA DOI has structured a comprehensive plan which is subject to approval by the Conservation Court.

The following transactions (AmTrust Transactions) are an integral part of the CA DOI’s comprehensive rehabilitation plan for Majestic Insurance and once executed are considered to be in the best interest of Majestic Insurance’s policyholders,  brokers, vendors and other creditors.

•
AmTrust Financial Services, Inc. (AmTrust) would assume 100% of Majestic Insurance’s loss reserves through a loss portfolio transfer (LPT) whereby (1) AmTrust would assume the gross reserves for the loss and loss adjustment expenses of Majestic Insurance; (2) AmTrust would also assume the related reinsurance recoverables; and (3) Majestic Insurance would transfer to AmTrust cash and securities equal to the net reserves transferred under the LPT and an additional $26 million.  The additional $26 million represents the transaction value that AmTrust has attributed to the exposure to potential adverse development in excess of the carried reserves that it will assume under the LPT.  This amount gave consideration to the loss reserve deficiency indicated by the CA DOI.

•
AmTrust would assume 100% of Majestic Insurance’s in-force business through a 100% quota share reinsurance agreement (100% Quota Share) whereby AmTrust will assume from Majestic (1) all liabilities under the in-force workers’ compensation policies issued by Majestic Insurance.  This assumption includes, but is not limited to Majestic Insurance’s unearned premiums; (2) all quota share and excess of loss reinsurance agreements of Majestic Insurance, including prepaid reinsurance; and (3) all other liabilities arising under any other workers’ compensation insurance policy issued by Majestic Insurance, including the run-off USL&H policies issued by Majestic Insurance.  The assumption of the non-workers’ compensation insurance liabilities of Majestic by AmTrust is subject to certain limitations that will be agreed upon prior to closing of the transaction.

•	The rights to renew Majestic Insurance’s expiring book of business would be transferred to AmTrust.

•
Certain of Majestic Insurance’s other insurance liabilities, operating assets and other contractual obligations would be transferred to AmTrust.  This transfer will allow AmTrust to continue operating from the west coast office currently occupied by Majestic Insurance.

Majestic Insurance has granted AmTrust an exclusivity period until the earlier of June 20, 2011 or the commencement of a conservation proceeding within which to consummate the AmTrust Transactions described above.

Prior to the regulatory approval of the AmTrust Transactions, Majestic Insurance will continue to participate in the fronting arrangement with AmTrust described in “Item 1 – Reinsurance – External Assumed Quota Share Reinsurance” whereby workers’ compensation insurance policies are underwritten by the AmTrust group of companies and reinsured by Majestic Insurance.  Post regulatory approval of the AmTrust Transactions, the Commissioner will liquidate the remaining Estate in an expeditious fashion.

Possible Bankruptcy, Insolvency or Liquidation of the Non-Insurance Companies
The conservation and proposed rehabilitation plan described above are not expected to yield any monetary benefits to the shareholders of Majestic Capital.  Accordingly, there is substantial doubt surrounding our ability to continue as a going concern as described in “Item 7 - Critical Accounting Policies and Estimates – Going Concern.”  Consequently, our non-insurance companies may be forced to seek relief through a filing under the U.S. Bankruptcy Code or Bermuda Companies Act (bankruptcy filing) in the near future.

Our auditors have issued a disclaimer of opinion with respect to our financial statements of and for the year ended December 31, 2010.

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

Policyholders

We seek to underwrite better than average risks in a diversity of classifications which have been in business no less than three years. As of December 31, 2010, we had more than 1,032 policyholders with average annual workers’ compensation primary insurance policy premium of $87 thousand. As of December 31, 2010, 2009 and 2008, our ten largest primary insurance policyholders accounted for 5%, 7% and 7%, respectively, of our gross premiums. Our primary insurance policy renewal rate on voluntary business that we quoted and renewed was 41%, 60% and 65% in 2010, 2009 and 2008, respectively.

While not limited to a specific list of classification codes, we focus on contractors, transportation, healthcare, wholesale and retail, manufacturing, hospitality, colleges and universities and other classes on a case by case basis. The following table sets forth our direct premiums written by the industries that we focus on and as a percentage of total direct written premiums for the last three fiscal years:

			Year Ended December 31,
	2010		2009		2008
	(Dollars in thousands)
Construction	$20,672	23%	$45,867	30%	$55,898	33%
Healthcare	13,140	14%	22,895	15%	26,218	15%
Manufacturing	10,251	11%	22,198	14%	16,098	9%
Wholesale and Retail	15,182	17%	13,850	9%	12,176	7%
Services	9,675	11%	10,979	7%	9,325	5%
Transportation	4,929	5%	7,204	5%	8,319	5%
Hospitality	1,802	2%	2,303	2%	1,231	1%
Others	15,044	16%	22,630	14%	22,575	13%
Total Primary	90,695	99%	147,926	96%	151,840	88%

Total Excess	814	1%	5,545	4%	19,746	12%
Total	$91,509	100%	$153,471	100%	$171,586	100%

Majestic Insurance is licensed to write workers’ compensation insurance in 16 states: Alaska, Arizona, California, Florida, Hawaii, Idaho, Illinois, Montana, Nevada, New Jersey, New Mexico, New York, Oregon, Utah, Virginia and Washington.  For further information regarding our decision to exit the New York/New Jersey market in 2011, see “Decision to Exit the New York/New Jersey Market” below.

During 2010, we wrote workers’ compensation insurance in 10 states. Majestic Insurance, before our acquisition, issued policies primarily to businesses located in California. Following our acquisition, we expanded Majestic Insurance’s coverage to include excess and frequency coverage to self-insured entities beginning in January 2007.  We began offering primary workers’ compensation policies in New Jersey in April 2007, in New York in October 2007 and in Florida in December 2007. The following table sets forth direct premiums written by state and as a percentage of total direct written premiums for the last three fiscal years:

			Year Ended December 31,
	2010		2009		2008
	(Dollars in thousands)
California	$69,060	76%	$105,112	68%	103,896	61%
New York	9,418	10%	23,234	15%	41,004	24%
New Jersey	9,573	10%	18,323	12%	19,006	11%
Arizona	2,841	3%	4,398	3%	4,097	2%
Florida	319	0%	1,221	1%	2,149	1%
Nevada	450	1%	1,131	1%	1,259	1%
Washington	(110)	0%	(109)	0%	121	0%
Alaska	3	0%	93	0%	(93)	0%
Others	(45)	0%	68	0%	147	0%
Total	$91,509	100%	$153,471	100%	$171,586	100%

Decision to Exit the New York/New Jersey Market

Despite attempts to reposition ourselves in New York and New Jersey following the downgrade of our A.M. Best rating, intense competition and poor underwriting results in those states have caused us to withdraw from the workers’ compensation insurance markets of New York and New Jersey in 2011.  Accordingly, we have informed the New York State Department of Insurance and the New Jersey Division of Banking and Insurance of our intentions and have begun to initiate a program of policy non-renewals in those states.  We ceased issuing new policies in New York and New Jersey in the first quarter of 2011.  Commencing April 1, 2011, we will non-renew policies written in New York that renew on or after April 1, 2011, and commencing on June 1, 2011, we will non-renew policies written in New Jersey that renew on or after June 1, 2011.

Production of Business

We sell our primary workers’ compensation insurance solutions through independent agents and brokers. After deciding to withdraw from the New York/New Jersey market in 2011, Majestic Insurance will maintain its marketing presence in California, Arizona and Nevada where policies will continue to be placed through independent agents and brokers. In evaluating our agent and broker relationships, we give strong consideration to the business segments in which an agent or broker operates and we are careful to limit the geographic overlap of our agents and brokers. We also monitor premium and account loss activity on a monthly basis and conduct an annual review of all of our brokers on the basis of production and loss results. We compensate these independent agents and brokers by paying a commission based on the premium collected from the policyholder. Our independent agents and brokers do not have the authority to underwrite or bind coverage. Our ten largest independent agents and brokers produced approximately 39%, 28% and 14% of its premiums in-force as of December 31, 2010, 2009 and 2008, respectively.

Underwriting and Pricing

Our underwriting strategy for primary workers’ compensation insurance is to underwrite individual risks as opposed to focusing on a specific group of industries. We seek to identify businesses with, among other things, above average wage and benefit levels, below average employee turnover, low claims frequency and existing loss control and return-to-work programs.

Majestic Insurance offers three types of workers’ compensation insurance products and services:

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

•
Excess and Frequency Coverage. Self-insured groups and entities are generally required to purchase excess and frequency workers’ compensation coverage from U.S. admitted insurers. This “excess coverage” insures the self-insured group or entities for claims that exceed a minimum level of retention. The self-insured groups or entities also purchase coverage to insure against the risk that a large number of claims will occur and result in losses that are each less than retention level but in the aggregate result in such losses that could exhaust their resources. This “frequency coverage” is triggered if the aggregate amount of losses and loss adjustment expenses during the coverage period exceeds a percentage of the premiums paid to the groups by their members. If triggered, the frequency coverage will insure up to a specified amount of losses and loss adjustment expenses of the group during the coverage period.   Due to increased competition and a decline in the self-insured group product, we have decided to exit the excess and frequency workers’ compensation insurance policy business at the end of 2010.

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

Claims Management

Our claims management services involve the administration and management of a claim from the time it is brought to our attention until the claim is finally settled. We have established procedures to record reported insurance claims, regardless of size, in a claims database upon receipt of notice of the claim. We attempt to make contact with the injured worker, treating physician and employer within 24 hours after receiving a claim. This focus on timely reporting and follow-up allows us to mitigate claims and loss adjustment expenses and identify potential fraud. Majestic Insurance periodically updates its database for any developments affecting a claim.

Novation Agreement

On June 28, 2007, Majestic Insurance consummated a novation agreement with New York Marine & General Insurance Company (Novation Agreement). Under the terms of the Novation Agreement, Majestic Insurance was substituted as the insurance company for almost all of the excess policies previously issued by New York Marine & General Insurance Company (NY Marine & General) to certain of the self-insured groups we managed. NY Marine & General transferred and assigned to Majestic Insurance all of its respective rights, duties and obligations under the excess workers’ compensation policies issued to certain of our self-insured groups during the policy years 2003 through 2006. In connection with this, NY Marine & General also transferred and assigned its rights, duties and obligations to Majestic Insurance under two quota share reinsurance agreements between NY Marine & General and Twin Bridges.

Reserves for Losses and Loss Adjustment Expenses

We record reserves for unpaid losses and loss adjustment expenses, referred to as loss reserves, related to the insurance policies we write.  These loss reserves are balance sheet liabilities representing estimates of future amounts we expect to pay for claims occurring on or before the balance sheet date.  This estimate includes not only claims already reported to us as of the balance sheet date, but also an estimate of the claims for injury that have occurred but have not been reported to us. We take into consideration the facts and circumstances for each claim as then known by our claims department, as well as actuarial estimates of aggregate unpaid losses and loss expense.

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

When a claim is reported, we establish, individually, a “case reserve” for the estimated amount of its ultimate settlement and its estimated loss adjustment expenses. Amounts are established based upon knowledge of the severity of the injury and may subsequently be supplemented or reduced as our claims department receives new information.  At any point in time, the amount paid on a claim, plus the reserve for future amounts to be paid represents the estimated total cost of the claim, or the case incurred amount. The estimated amount of loss for a reported claim is based upon various factors, including:

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

Most of our IBNR reserves relate to estimated future claim payments over and above the case reserves on recorded open claims. For workers’ compensation, most claims are reported to the employer and to the insurance company relatively quickly, and relatively small amounts are paid on claims that already have been closed. Consequently, late reporting and reopening of claims are a less significant part of IBNR for us.

We rely upon actuarial estimates to establish our IBNR reserves for loss amounts, including expected development of reported claims. These IBNR reserves include estimated loss adjustment expenses. We calculate our IBNR reserves by using generally accepted actuarial techniques, relying on the most recent information available, including pricing information, industry information and our historical development patterns.  These reserves for losses and loss adjustment expenses are revised as additional information becomes available and as claims are reported and paid.

The third component of our loss reserves is reserves for loss adjustment expenses.  Our reserves for loss adjustment expenses is our estimate of the diagnostic, legal, administrative and other similar expenses that we will spend in the future managing claims that have occurred on or before the balance sheet date.

A portion of our loss reserves are ceded to both unaffiliated and affiliated reinsurers. We establish our loss reserves both gross and net of reinsurance. The determination of the amount of reinsurance that will be recoverable on our loss reserves includes reinsurance recoveries from our excess of loss and ceded quota share reinsurance policies.  Our reinsurance arrangements also include intercompany quota share and excess of loss reinsurance agreements between Majestic Insurance and Twin Bridges. Under these agreements, Majestic Insurance cedes some of its premiums, losses and loss adjustment expenses to Twin Bridges, but these intercompany reinsurance agreements do not affect our consolidated financial statements because on a consolidated basis, we retain 100% of the risks not ceded to unaffiliated reinsurers.

Our best estimate of our ultimate liability for our total unpaid losses and loss adjustment expenses as of December 31, 2010, net of reinsurance receivables, was $189.9 million. As of December 31, 2010, we had 4,386 open claims. Our reserve for losses and loss adjustment expenses (gross and net), as well as our case and IBNR reserves, as of December 31, 2010, 2009 and 2008, respectively, are shown below.

	As of and for the Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Case reserves	$160,467	$165,251	$114,926
IBNR	119,649	119,307	105,657
Loss adjustment expenses	37,672	36,716	29,429
Fair value adjustment of loss reserves	(3,251)	(3,777)	(4,394)
Gross unpaid losses and loss adjustment expenses	314,537	317,497	245,618
Reinsurance recoverables on unpaid losses and loss adjustment expenses, gross	(130,236)	(117,268)	(61,954)
Fair value adjustment of reinsurance recoverables	5,578	5,687	6,453
Net unpaid losses and loss adjustment expenses	$189,879	$205,916	$190,117

We produce a point estimate for our loss reserves using the results of various methods of actuarial estimation. We use our historical claims data broken out by accident year and paid and incurred claim amounts broken out by medical, indemnity, expense, subrogation, and individual large loss information. We then select and apply a variety of generally accepted actuarial methods to the data which produce estimates of ultimate losses by accident year. The methods applied vary somewhat according to the type of policy (primary or excess) and claim benefit being analyzed. We estimate our loss reserves using the following actuarial methods:

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

The methods described above use expected loss payment and reporting patterns for losses and our actual paid and reported losses and loss adjustment expenses to estimate the reserve. The expected payment and reporting patterns are based on our historical patterns as well as state specific industry patterns. For losses incurred in California and under USL&H policies, where we have a significant amount of historical claims data, we rely on our historical claims patterns, which take into account an analysis of our more than 70 thousand claims in our 24-year history. In the other jurisdictions where we write policies, we rely heavily on industry wide loss development factors in combination with price and exposure information. The determination to assign particular weights to ultimate losses developed through application of our loss development factors and industry-wide loss development factors is made by the actuary and is a matter of actuarial judgment. The expected payment and reporting patterns can change whenever there is new information that leads us to believe that the pattern of future loss payments will be different from what has historically been expected.

For the most current accident year, we rely heavily on an expected loss ratio method.  This method is based on an analysis of historical loss ratios adjusted for current pricing levels, exposure growth, anticipated trends in claim frequency and severity, the impact of reform activity and any other factors that may have an impact on the loss ratio. This adjusted loss ratio is applied to the earned premium for the current accident year to derive the ultimate estimated claims liability for the current accident year which becomes one of the components of the overall estimated claims liability reflected on our balance sheet. Our estimate of the ultimate claims liability for the current accident year is reviewed quarterly and is adjusted throughout the current year.

For loss reserves associated with excess and frequency insurance policies issued to self-insured entities, including groups formerly managed by us, we first complete an annual estimated ground-up analysis of the premiums and losses of each of the self-insured entities using reported losses, historical data of the self-insured entities, and industry development data. Through this ground up analysis, the gross losses of each self-insured entity is developed to ultimate losses and then netted down to reflect the excess of loss insurance policies. Actual large losses and industry excess of loss factors are used to calculate the portion of insured losses assumed by us.

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

•
Our loss reserves can be affected by our reinsurance. Our loss reserves are estimated on a gross and net basis, accounting for reductions in our claims liabilities as a result of reinsurance receivables and amounts recoverable through subrogation. Our reinsurance program significantly influences the level of net retained losses, because under the reinsurance program, the reinsurers assume a portion of our loss and loss adjustment expenses incurred in excess of certain loss thresholds or share on a proportional basis in certain losses.  Receivables from reinsurers are a function of estimated loss reserves and are calculated using an actuarial analysis, and as such, they are subject to similar uncertainties.

•
The adequacy of our loss reserves can also be impacted by trends in the frequency and severity of claims, changes in the legal environment, claim inflation, the cost of claim settlements, and legislative reforms. While the actuarial methods employed factor in amounts for these circumstances, they may prove to be inadequate. For example, there may be a number of claims for which the estimate of the unpaid loss and loss adjustment expenses associated with future medical treatment proves to be inadequate because the injured worker does not respond to medical treatment as expected by the claims examiner. Another example is claim inflation, which can result from medical cost inflation or wage inflation. The actuarial methods employed include an amount for claim inflation based on historical experience. To the extent that the historical factors, and the actuarial methods used, are inadequate to recognize future inflationary trends, our reserve for losses and loss adjustment expenses may be inadequate. The amount of any such inadequacy would depend on the mix of medical and indemnity payments and the length of time over which the claims are paid.

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

Although many factors influence the actual cost of claims and the corresponding unpaid losses and loss adjustment expenses estimates, we do not measure and estimate values for all of the individual variables. This is because many of the factors that are known to impact the cost of claims cannot be measured directly. In most instances, we rely on historical experience or industry information to estimate values for the variables that are explicitly used in the unpaid loss and loss adjustment expenses analysis. We assume that the historical effect of these unmeasured factors, which is embedded in our experience or industry experience, is representative of future effects of these factors. In the event that Majestic Insurance has reason to expect a change in the effect of one of these factors, we perform analyses to quantify the necessary adjustments.

Reconciliation of Loss Reserves. The following table provides a reconciliation of our beginning and ending reserve balances, net of reinsurance receivables, for the years ended December 31, 2010, 2009, and 2008, to the gross of reinsurance amounts reported in our balance sheets as of December 31, 2010, 2009 and 2008:

	As of and for the Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Gross balance at January 1	$317,497	$245,618	$188,848
Less reinsurance recoverable	(111,581)	(55,502)	(35,488)
Net balance at January 1	205,916	190,116	153,360

Fair value adjustment of loss reserves	526	617	570
Fair value adjustment of reinsurance recoverable	(109)	(766)	(787)
Total fair value adjustment	417	(149)	(217)

Incurred related to:
Current year	48,362	75,825	91,140
Prior years	2,409	5,978	(5,417)
Total incurred	50,771	81,803	85,723

Paid related to:
Current year	(11,192)	(16,968)	(16,959)
Prior years	(56,033)	(48,886)	(31,791)
Total paid	(67,225)	(65,854)	(48,750)

Net balance at December 31	189,879	205,916	190,116
Plus reinsurance recoverable	124,658	111,581	55,502
Gross balance – December 31	$314,537	$317,497	$245,618

Loss reserves are established by management using actuarial indications based upon our historical data and industry experience regarding claim emergence and claim payment patterns, claim cost trends (adjusted for future anticipated changes in claims-related and economic trends), as well as regulatory and legislative changes. As we receive new information and updates in our assumptions over time regarding its ultimate liabilities, our loss reserves may prove to be inadequate to cover its actual losses or they may prove to exceed the ultimate amount of its actual losses.  The amount by which estimated losses, measured subsequently by reference to payments and additional estimates, differ from those originally reported for a period is known as “development” in the insurance industry.

In 2010 and 2009, our estimates of incurred losses and loss adjustment expenses attributable to insured events of prior years increased.  We refer to such increases as unfavorable development. Excluding unfavorable fair value adjustments to our net reserves, the increase in prior year reserves was $2.4 million and $6.0 million for the years ended December 31, 2010 and 2009, respectively.  This increase was primarily the result of actual incurred and paid losses being greater than originally expected and revised assumptions used to project future losses and loss adjustment expenses payments based on more current information. The unfavorable development in 2010 was predominantly from California accident years 2007 and 2008, for which reported indemnity claims and average cost per claim (severity) developed worse than expected. The unfavorable development in 2009 was the result of loss cost trends in California and New Jersey, predominantly from accident year 2008.

In 2008, our estimates of incurred losses and loss adjustment expenses attributable to insured events of prior years decreased for past accident years.  We refer to such decreases as favorable development.  Excluding fair value adjustments to our net reserves, the reduction in reserves was $5.4 million for the year ended December 31, 2008.  The decrease in the prior year reserves was primarily the result of actual paid losses being less than expected, and revised assumptions used in projection of future losses and loss adjustment expenses payments based on more current information.  The favorable development was predominantly from accident years 2004 through 2007, for which reported indemnity claims and average cost per claim (severity) developed better than expected

We have had unfavorable loss reserve development this year and favorable development over the previous two years.  The magnitude of this development illustrates the inherent uncertainty in our liability for losses and loss adjustment expenses, and we believe that favorable or unfavorable development of similar magnitude, or greater, could occur in the future. For more information regarding our development, see ‘‘Item 7—Management’s Discussion Analysis of Financial Condition and Results of Operations” and Note 11 of the Notes to our Consolidated Financial Statements.

Loss Reserve Development. The table below shows the development of our consolidated reserves for losses and loss adjustment expenses, net of reinsurance, for years ended December 31, 2000 through 2010. The accompanying data is not accident year data, but rather a display of 2000 to 2010 year-end reserves and the subsequent changes in those reserves. The accompanying data does not include the GAAP fair value purchase accounting adjustments that reduced loss reserves and reinsurance recoverables by $3.3 million and $5.6 million, respectively, for the year ended December 31, 2010.  The accompanying data does not include the GAAP fair value purchase accounting adjustments that reduced loss reserves and reinsurance recoverables by $3.8 million and $5.7 million, respectively, for the year ended December 31, 2009.  The accompanying data does not include the GAAP fair value purchase accounting adjustments that reduced loss reserves and reinsurance recoverables by $4.4 million and $6.5 million, respectively, for the year ended December 31, 2008.  The accompanying data does not include the elimination of affiliate reinsurance recoverables of $18.2 million or the GAAP fair value purchase accounting adjustments that reduced loss reserves and reinsurance recoverables by $4.9 million and $7.2 million, respectively, for the year ended December 31, 2007.  The accompanying data does not include the GAAP fair value purchase accounting adjustments that reduced loss reserve and reinsurance recoverables by $6.2 million and 6.9 million, respectively for the year ended December 31, 2006.

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

 Sections C and G of the table show the aggregate change in the net and gross liability, respectively, from original balance sheet dates and the re-estimated liability through December 31, 2010. Thus, changes in ultimate development estimates are included in operations over a number of years, minimizing the significance of such changes in any one year.

Section D of the table shows the cumulative amount of net losses and loss adjustment expenses paid relating to recorded liabilities as of the end of each succeeding year. Section E of the table shows the re-estimated liability reduced by estimated reinsurance receivables and Section F of the table shows the re-estimated gross liability before the reduction of reinsurance receivables through December 31, 2010.

	Years ended December 31,
	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010

Section A. Reserve for unpaid loss and loss adjustment expenses, net of reinsurance recoveries	$ 63,745	$ 66,999	$ 76,389	$ 87,781	$ 101,015	$ 111,275	$ 124,004	$ 151,375	$ 188,058	$ 204,007	$ 187,553
Novation reserves assumed in 2007 on prior years				106	2,148	4,651	6,944
Re-stated liability after Novation	$ 63,745	$ 66,999	$ 76,389	$ 87,887	$ 103,163	$ 115,926	$ 130,948	$ 151,375	$ 188,058	$ 204,007	$ 187,553

Section B. Reserve, net of reinsurance recoveries, re- estimated as of:
One year later	68,509	73,153	90,093	95,411	104,060	107,487	121,724	145,959	194,034	206,418
Two years later	70,883	83,038	95,533	102,910	105,177	105,421	112,871	144,569	196,453
Three years later	74,250	87,246	101,133	106,125	105,350	99,081	112,935	144,046
Four years later	77,158	89,875	103,584	106,715	101,622	100,478	110,347
Five years later	78,575	92,448	104,993	105,167	101,078	97,646
Six years later	80,355	94,663	104,325	104,160	100,544
Seven years later	82,905	94,221	103,355	103,556
Eight years later	82,396	93,446	103,208
Nine years later	82,070	93,825
Ten years later	82,559

Section C. Net Cumulative Redundancy (Deficiency)	(18,813)	(26,826)	(26,819)	(15,669)	2,619	18,280	20,601	7,329	(8,395)	(2,411)

Section D. Paid, net (cumulative) as of:
as of:
One year later	27,322	31,844	33,768	31,878	30,729	25,569	23,974	31,542	53,281	65,836
Two years later	46,570	52,008	55,410	53,239	49,322	40,204	40,760	54,968	89,694
Three years later	57,249	63,543	68,588	66,039	59,274	51,156	52,265	72,332
Four years later	63,228	70,490	76,609	72,646	66,904	57,700	61,124
Five years later	66,383	74,635	80,937	78,240	71,314	63,202
Six years later	68,602	77,536	84,453	81,208	74,943
Seven years later	70,136	79,593	86,350	84,053
Eight years later	71,470	80,955	88,469
Nine years later	72,397	82,673
Ten years later	73,779

Net Liability--
December 31,	63,745	66,999	76,389	87,887	103,163	115,926	130,948	151,375	188,058	204,007	187,553
Receivable from
reinsurers for
unpaid losses	27,827	31,384	33,037	40,651	41,783	30,937	28,830	42,437	61,954	117,267	130,235

Gross Liability--
December 31,	91,572	98,383	109,426	128,538	144,946	146,863	159,778	193,812	250,012	321,274	317,788
Novation reserves assumed in 2007 on prior years				216	3,085	8,132	15,987
Re-stated gross liability after Novation	91,572	98,383	109,426	128,754	148,031	154,995	175,765	193,812	250,012	321,274	317,788

Section E. Re-estimated liability, net	82,559	93,825	103,208	103,556	100,544	97,646	110,347	144,046	196,453	206,418
Re-estimated receivable
from reinsurers for
unpaid losses	31,317	47,165	51,166	53,477	50,046	42,113	41,502	42,758	73,930	120,453

Section F. Re-estimated liability, gross	113,876	140,990	154,374	157,032	150,590	139,759	151,849	186,804	270,383	326,871

Section G. Gross Cumulative Redundancy (Deficiency)	(22,304)	(42,607)	(44,948)	(28,278)	(2,559)	15,236	23,916	7,007	(20,371)	(5,597)

Investments

We invest the funds made available by our insurance subsidiaries’ capital and net cash flows from operations with the objective to provide income and realized gains on investments. We manage our investment portfolio by considering duration, asset/liability matching, sector allocation, execution expense, credit quality and concentration and various regulatory requirements in formulating investment strategy and selecting securities.

Our investment objective is to maximize current yield while maintaining safety of capital together with sufficient liquidity for ongoing insurance operations. Since May 2008, our investment portfolio is composed of fixed-income securities. We structure our investment portfolio giving consideration to the expected timing of the payout of our insurance liabilities. If our payout estimates are inaccurate, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. Investment losses could significantly decrease our asset base, which will adversely affect our ability to conduct business and could have a material adverse effect on our financial condition and results of operations.

As of December 31, 2010, our available-for-sale portfolios totaled $259.5 million, of which $234.5 million were on deposit with various regulatory agencies as required by law. A one percent increase in the current market interest rates would cause the fair value of our investment portfolio as of December 31, 2010 to decrease by approximately $10.1 million.

The following table shows the fair market values of various categories of our investment portfolio, the percentage of the total market value of our invested assets represented by each category and the tax equivalent yield to maturity based on the fair market value of each category of invested assets as of the dates indicated:

	As of December 31, 2010
	(Dollars in thousands)
Description of Securities	Fair Value	Percent of Total	Yield
U.S. Treasury and government sponsored agency securities	$42,594	16%	2.4%
Obligations of states and political subdivisions	82,405	32%	4.2%
Corporate and other obligations	134,547	52%	3.4%
Total investment securities, available for sale	$259,546	100%	3.5%

The following table shows the ratings distribution of our fixed-income portfolio by Standard and Poor’s rating as a percentage of total market value as of the dates indicated:

Rating	As of December 31, 2010
	(Dollars in thousands)
“AAA”	$91,984	35%
“AA”	85,459	33%
“A”	80,043	31%
“BBB”	2,060	1%
Total investment securities, available for sale	$259,546	100%

The following table shows the composition of our investment portfolio by remaining time to maturity as of the dates indicated. For securities that are redeemable at the option of the issuer and have a market price that is greater than par value, the maturity used for the table below is the earliest redemption date. For securities that are redeemable at the option of the issuer and have a market price that is less than par value, the maturity used for the table below is the final maturity date.

	December 31, 2010
	(Dollars in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$19,557	$19,881
Due after one year through five years	116,604	118,959
Due after five years through ten years	45,333	46,247
Due after ten years	74,057	74,459
Total investment securities, available for sale	$255,551	$259,546

Reinsurance

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

Excess of Loss Ceded Reinsurance. Under excess of loss ceded reinsurance, covered losses in excess of the retention level up to the limit of the program are paid by the reinsurer. Our excess of loss ceded reinsurance is written in layers, in which our reinsurers accept a band of coverage up to a specified amount. Any liability exceeding the limit of the program reverts to us as the ceding company.

For losses incurred between July 1, 2010 and June 30, 2011, Majestic Insurance entered into a new excess of loss reinsurance treaty program that provides $49.4 million of reinsurance protection, per occurrence, for workers’ compensation losses in excess of a $600 thousand retention limit. Majestic Insurance retains liability for any amounts of losses and loss adjustment expenses that exceed $50 million up to the applicable statutory limit. We have 11 reinsurers providing coverage, including: Axis Specialty Limited, Catlin Insurance Company, Dorinco Reinsurance Company,  Hannover Rueckversicherung AG, Transatlantic, Endurance Specialty Insurance Ltd., Flagstone Re. Ltd., Munich Re, Tokio Millennium Re Ltd., Odyssey Re, Aspen Re and various Lloyd’s syndicates.

For losses incurred between July 1, 2009 and June 30, 2010, Majestic Insurance has an excess of loss reinsurance treaty program that provides $69.5 million of reinsurance protection, per occurrence, for workers’ compensation losses in excess of a $500 thousand retention limit. Majestic Insurance retains liability for any amounts of losses and loss adjustment expenses that exceed $70 million up to the applicable statutory limit. We have 11 reinsurers providing coverage, including: Axis Specialty Limited, Catlin Insurance Company, Dorinco Reinsurance Company, Endurance Specialty Insurance LTD., Hannover Rueckversicherung AG, Flagstone Re. Ltd., Munich Re America Corporation, Tokio Millennium Re Ltd., Validus Reinsurance, Ltd., various Lloyd’s syndicates, and Twin Bridges, our Bermuda-based reinsurance subsidiary. Under the treaty, Twin Bridges has a 2.75% participation level in the excess of loss treaty for the loss and loss adjustment expenses in excess of $2.0 million per occurrence up to $5.0 million.

For losses incurred between July 1, 2008 and June 30, 2009, Majestic Insurance has an excess of loss reinsurance treaty that provides $99.5 million of reinsurance protection, per occurrence, for workers’ compensation losses in excess of a $500 thousand retention limit. Majestic Insurance retains liability for any amounts of losses and loss adjustment expenses that exceed $100 million up to the applicable statutory limit. There are 18 reinsurers providing coverage, including: Axis Specialty Limited, Catlin Insurance Company, Dorinco Reinsurance Company, Endurance Specialty Insurance Ltd., Hannover Re (Bermuda) Ltd., Hannover Rueckversicherung AG, Flagstone Re. Ltd., Max Re, Ltd., Munich Re America Corporation, Partner Reinsurance Company of the U.S., Tokio Millennium Re Ltd., Validus Reinsurance, Ltd., various Lloyd’s syndicates, and Twin Bridges.  Under the treaty, Twin Bridges has a 4% participation level in the excess of loss treaty for the loss and loss adjustment expenses in excess of $500 thousand per occurrence up to $2.0 million.

For losses incurred between August 1, 2007 and June 30, 2008, Majestic Insurance has an excess of loss reinsurance treaty that is substantially similar to the treaty effective July 1, 2008 to June 30, 2009.  The treaty provides $99.5 million of reinsurance protection, per occurrence, for workers’ compensation losses in excess of a $500 thousand retention limit. Twin Bridges has a 50% participation in the excess of loss treaty for the loss and loss adjustment expenses in excess of $500 thousand per occurrence up to $750 thousand, exclusive of primary workers’ compensation business written in New York and Florida.  For losses incurred between October 1, 2007 and June 30, 2008, Twin Bridges has a 100% participation in the treaty for loss and loss adjustment expenses in excess of $500 thousand per occurrence up to $2.0 million for primary workers’ compensation business written exclusively in New York and Florida.

Prior to August 1, 2007, Majestic Insurance participated in an excess of loss reinsurance treaty, under which the reinsurers reimburse Majestic Insurance for losses and loss adjustment expenses over $600 thousand up to $50 million on a per occurrence basis. Majestic Insurance is liable for losses and loss adjustment expenses that exceed $50 million up to statutory limits.  Twin Bridges does not participate in this excess of loss reinsurance treaty.

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

External Assumed Quota Share Reinsurance.  Majestic Insurance, and certain insurance subsidiaries of AmTrust Financial Services, Inc. (AmTrust), entered into a 90% assumed quota share agreement, effective April 1, 2010, covering underwriting, claims management and administration of workers’ compensation insurance in the western states of California, Arizona, Nevada and Oregon (covered business). Under the assumed quota share agreement, Majestic Insurance assumes 90% of the first $500 thousand of losses and loss adjustment expenses from any single occurrence under the covered business and AmTrust cedes 90% of the applicable premiums to Majestic Insurance.  Majestic Insurance provides to AmTrust security for its obligations in the form of a trust account, which may be funded with cash advances, funds withheld, letters of credit or a combination thereof. The assumed quota share agreement limits the amount of covered business to $40 million in any calendar year. Majestic Insurance performs various management services for the covered business, including marketing, underwriting, issuance of polices, loss control and claims handling. Majestic Insurance reimburses AmTrust for costs associated with the covered business, including commissions, taxes, assessments and all other expenses other than allocated loss adjustment expenses. In addition, for each calendar year, AmTrust receives a ceding commission equal to the greater of $630 thousand or 7.0% of annual gross net premiums written.

The assumed quota share agreement has an initial term from April 1, 2010 to December 31, 2011, with successive calendar year renewals thereafter. AmTrust has the right to terminate the agreement (1) on 120 days prior written notice, (2) on 30 days prior written notice if Majestic Insurance experiences a loss of 20% or more of its policyholders’ surplus or shareholder funds during any twelve month period and upon other contractually defined circumstances, or (3) immediately if Majestic Insurance becomes insolvent, is unable to pay its debts, is placed in conservation, rehabilitation or liquidation or has a receiver appointed.  The assumed quota share agreement renewed January 1, 2011 and was not terminated by AmTrust when Majestic Insurance was placed under statutory conservation by the CA DOI on April 21, 2011.  Majestic Insurance will continue to participate in the assumed quota share agreement whereby workers’ compensation insurance policies will continue to be underwritten by the AmTrust group of companies and reinsured by Majestic Insurance until the rehabilitation plan is approved by the CA DOI and the AmTrust Transactions described in “Item 1 – Business – Significant Developments – California Department of Insurance – Conservation and Rehabilitation of Majestic Insurance” are executed.

External Ceded Quota Share Reinsurance. Majestic Insurance entered into a 43% ceded quota share agreement (43% Quota Share) effective July 1, 2009, of which 80% was placed with participating reinsurers. The 43% Quota Share was effective for new and renewal primary insurance policies issued by Majestic Insurance on or after July 1, 2009 through June 30, 2010. Under the 43% Quota Share, the participating reinsurers assume their pro-rata share of the first $500 thousand of losses and loss adjustment expenses from any single occurrence under Majestic Insurance’s primary insurance policies and Majestic Insurance, in turn, cedes the applicable percentage of premiums to the participating reinsurers. The 43% Quota Share limits the ceded premiums on primary workers’ compensation business written in New York to $10.0 million and allows Majestic Insurance the option to decrease the percentage ceded to the participating reinsurers on the first day of each calendar quarter, although the percentage cannot be reduced below 21.5%. The participating reinsurers’ losses are capped at 130% of the premiums ceded by Majestic Insurance.

Majestic Insurance receives a 25% provisional ceding commission on all ceded premiums under the 43% Quota Share to cover its costs associated with the policies, including dividends, commissions, taxes, assessments and all other expenses other than allocated loss adjustment expenses. If Majestic Insurance’s loss ratio is greater than 72.5%, its ceding commission decreases by 0.75% for each 1% increase in its loss ratio, with a minimum 22.0% ceding commission received at a 76.5% loss ratio. If Majestic Insurance’s loss ratio is less than 72.5%, its ceding commission increases by 0.75% for each 1% decrease in its loss ratio, with a maximum 27.25% ceding commission received at a 69.5% loss ratio.

The 43% Quota Share was 80% placed with two participating reinsurers, Aspen Re and Axis Specialty, Ltd. Aspen Re and Axis Specialty, Ltd. each agreed to assume a 40% pro-rata share of the 43% Quota Share. The remaining 20% was not placed with any participating reinsurers and Majestic Insurance remains responsible for those losses.

The 43% Quota Share was not renewed and terminated on a “run off” basis on June 30, 2010 (the expiration date).  Therefore, we remain liable for losses under the policies in force on the expiration date, as a result of occurrences taking place after the expiration date, until the policies naturally expire.

In addition to the 43% Quota Share, Majestic Insurance entered into a 15% ceded quota share agreement (15% Quota Share) with Max Re, Ltd. (Max Re) effective July 1, 2009. Under the 15% Quota Share, Max Re assumes 15% of the first $500 thousand of losses and loss adjustment expenses from any single occurrence under Majestic Insurance’s primary insurance policies and Majestic Insurance cedes 15% of the applicable premiums to Max Re. The 15% Quota Share excludes coverage for workers’ compensation business written by Majestic Insurance in New York and allows Majestic Insurance the option to decrease the percentage ceded to Max Re on the first day of each calendar quarter, although the percentage cannot be reduced below 5%. Max Re’s losses are capped at 150% of the premiums ceded by Majestic Insurance. Majestic Insurance receives a 25.75% ceding commission on all ceded premiums to cover its costs associated with the policies, including dividends, commissions, taxes, assessments and all other expenses other than allocated loss adjustment expenses. The 15% Quota Share is effective for losses incurred and premiums earned by Majestic Insurance for new and renewal primary insurance policies issued by Majestic Insurance on or after July 1, 2009 through June 30, 2010.

The 15% Quota Share was not renewed and terminated on a “run off” basis on June 30, 2010 (the expiration date).  Therefore, we remain liable for losses under the policies in force on the expiration date, as a result of occurrences taking place after the expiration date, until the policies naturally expire.

For losses incurred between July 1, 2008 and June 30, 2009, Majestic Insurance entered into a 40% ceded quota share agreement (40% Quota Share) with Max Re. Under the 40% Quota Share, Max Re assumes 40% of the first $500 thousand of losses and loss adjustment expenses from any single occurrence under Majestic Insurance’s primary insurance policies and Majestic Insurance cedes 40% of the applicable premiums to Max Re. Max Re’s losses are capped at 150% of the premiums ceded by Majestic Insurance. Majestic Insurance receives a 30% ceding commission on all ceded premiums to cover Majestic Insurance’s costs associated with the policies, including dividends, commissions, taxes, assessments and all other expenses other than allocated loss adjustment expenses

Affiliate Ceded Quota Share Reinsurance. Effective January 1, 2008, Majestic Insurance entered into a 40% ceded quota share agreement (the Affiliate Primary Quota Share) with Twin Bridges, under which Twin Bridges assumed 40% of the first $500 thousand of premiums and losses and loss adjustment expenses of Majestic Insurance’s primary insurance policies in force.  Twin Bridges allows Majestic Insurance (a) a ceding commission of 32% on all ceded premiums to cover Majestic Insurance’s costs associated with the policies, including dividends, commissions, taxes, assessments and other expenses and (b) 6% of ceded premiums to cover Majestic Insurance’s loss adjustment expenses.  The Affiliate Primary Quota Share was amended effective April 1, 2008, to decrease Twin Bridges assumption of the first $500 thousand of premiums and losses and loss adjustment expenses of Majestic Insurance’s primary insurance policies in force from 40% to 5%.  The Affiliate Primary Quota Share was terminated effective September 30, 2010.

Majestic Insurance and Twin Bridges entered into a 90% quota share ceded reinsurance agreement (the Affiliate Excess Quota Share) effective January 1, 2007 with respect to all new and renewal excess workers’ compensation insurance coverage issued to the self-insured groups managed by CRM CA. In addition, the consummation of the Novation Agreement transferred and assigned to Majestic Insurance two quota share reinsurance agreements previously in effect between NY Marine & General and Twin Bridges. These policies included a 50% ceded quota share arrangement for excess policies issued between December 2003 and November 2005 and a 70% ceded quota share arrangement for policies issued from December 2005 through December 2006. For the layers of coverage outside of the Twin Bridges quota share reinsurance agreements, NY Marine & General obtained consent agreements from each of its other reinsurers naming Majestic Insurance as an insured party on the reinsurance agreements.

Recoverability of Ceded Reinsurance. Reinsurance makes the assuming reinsurer liable to the ceding company to the extent of the reinsurance. It does not, however, discharge the ceding company from its primary liability to its policyholders in the event the reinsurer is unable to meet its obligations under the reinsurance treaty. To reduce our risk of the possibility of a reinsurer becoming unable to fulfill its obligations under the reinsurance contracts, we attempt to select financially strong reinsurers with an A.M. Best rating of “A-” (Excellent) or better and continue to evaluate their financial condition and monitor various credit risks to minimize our exposure to losses from reinsurer insolvencies. We have made an exception to this policy for Twin Bridges, our Bermuda-based reinsurance company, which is currently rated “B” (Fair) by A.M. Best, given our knowledge of Twin Bridges’ operations.

The following table is a summary of our ten largest reinsurance recoverable balances, net of prepaid reinsurance premiums, by reinsurer at December 31, 2010:

Reinsurer	Net Amount Recoverable at December 31, 2010	AM Best Rating of Reinsurer
	(Dollars In thousands)
Max Re Ltd – Bermuda	$39,485	A
Hannover RK – NS	33,154	A
Aspen - Bermuda	14,935	A
Axis Specialty Ltd. - Bermuda	14,914	A
Lloyd’s Syndicate #2003 Through Catlin	9,693	A
Dorinco Reinsurance Company	4,823	A	-
Axis US	3,126	A
Lloyd’s Syndicate #0435 DP Mann Ltd.	1,726	(1)
Lloyd’s Syndicate #4472 Liberty Syndicate_UK	1,566	(1)
Lloyd’s Syndicate #2020 Wellington/Catlin	1,486	(1)

(1)	Includes multiple reinsurers whose ratings are A- or better.

Corporate Overhead - General and Administrative Expenses

Our holding companies include Majestic Capital, Majestic Capital USA and Embarcadero.  These companies own, directly or indirectly, all of the capital shares and stock of our insurance and other subsidiaries. The general and administrative expenses incurred by the holding company include stock exchange listing and other licensing fees, directors’ fees, and legal, auditing, general corporate overhead and other administrative fees.

Discontinued Operations — Fee-Based Management Services

We began our business in 1999 by forming, managing, and operating workers’ compensation self-insured groups in California and New York. We ceased our self-insured group operations in California as of December 31, 2010 and in New York as of September 8, 2008.  Accordingly, the results of our fee-based management services are reported within discontinued operations for all periods presented.  Financial information concerning our discontinued operations is presented in Note 3 in our consolidated financial statements.

California Self-Insured Groups

We began our California operations in 2003.  We originally formed and managed six worker’s compensation self-insured groups in the California market.  During 2006, our California group which provided workers’ compensation insurance to plastics manufacturers ceased operations and disbanded.  The plastics’ group disbanded due in large part to its conclusion that declines in the California plastics industry made prospects for future growth of the group less certain.  During 2008 and 2009, three of our self-insured groups under management (auto dealers in 2008 and wineries and contractors in 2009) decided to cease active business operations and enter run-off as the groups were unable to obtain adequate bonding coverage to meet the surety requirements of the California Department of Industrial Relations.  Further, in the soft market conditions experienced in California, primary insurance carriers offering guaranteed cost products presented a competitive alternative to the risk product offered by our self-insurance groups.  During 2009 and 2010 the remaining two groups under management, bankers and healthcare, respectively, elected to move to new group administrators.

New York Self-Insured Groups

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

Settlement of Contingencies

Our discontinued fee-based management services business has subjected us to regulatory investigations and lawsuits.  While we do not expect to derive revenues or incur operating expenses from fee-based management services going forward, we may continue to incur legal defense costs related to pending litigation and regulatory proceedings.

In addition to legal defense costs, ongoing cash outflows of our discontinued operations include:

•	a $4.6 million charge related to the proposed settlement of litigation involving the New York self-insured groups; and
•
the remaining three annual installments of $0.4 million due on the June 2008 settlement agreement for litigation commenced by Cornerstone Program Management & Insurance Services (“Cornerstone”), the former general agent for Contractors Access Program (CAP), a self-insured group administered by CRM CA.

For a further discussion of the investigations and lawsuits pending against us, see “Item 3 — Legal Proceedings” below, and for a discussion of risks associated therewith, see “Item 1A — Risk Factors — Risks Related to Litigation” below.

Competition

The insurance industry, in general, is highly competitive and there is significant competition in the workers’ compensation insurance industry. Competition in the insurance business is based on many factors, including premium rates, policy terms, coverage availability, claims management, safety services, payment terms, types of insurance offered, overall financial strength, financial ratings assigned by independent rating organizations, such as A.M. Best, and reputation. Our competitors include other insurance companies, mutual insurance companies, individual self-insured employers, state insurance pools including the State Compensation Insurance Fund in California and the New York State Insurance Fund, safety groups and other self-insured and captive products. Many of the insurance companies we compete with have a higher A.M. Best rating, more capital, name and brand recognition and marketing and management resources than we have. Many of our competitors have offered, and may continue to offer, workers’ compensation insurance combined with other insurance coverage. Some of our competitors offer workers’ compensation insurance on a multi-state basis greater than ours. We may also compete with new market entrants in the future.

Ratings

Ratings by independent agencies are an important factor in establishing the competitive position of commercial insurance companies. Rating organizations continually review the financial positions of insurers. Standard & Poor’s maintains a letter scale rating system ranging from “AAA” (Extremely Strong) to “R” (under regulatory supervision). A.M. Best maintains a letter scale rating system ranging from “A++” (Superior) to “F” (in liquidation). In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, indebtedness and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. This rating is intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and is not an evaluation directed at investors. The objective of S&P and A.M. Best’s ratings systems is to provide an opinion of an insurer’s financial strength and ability to meet ongoing obligations to its policyholders.

2011 A.M. Best Downgrade.  On March 25, 2011, A.M. Best downgraded the financial strength ratings of Majestic Insurance and Twin Bridges to “B” (Fair) from “B+” (Good), downgraded Majestic Insurance’s issuer credit rating to “bb+” from “bbb,” downgraded Twin Bridges’ issuer credit rating to “bb+” from “bbb-“; and downgraded the issuer credit ratings of Majestic Capital, Embarcadero and Majestic USA to “b” from “bb”.  In addition, A.M. best downgraded the debt ratings on the debt obligations of both Majestic USA and Embarcadero to “ccc+” from “b+” on March 25, 2011.   The status for all ratings has been revised to under review with negative implications from under review with developing implications.

A.M. Best’s 2011 downgrade of Majestic Insurance’s financial strength rating to “B” (Fair) places the rating in the “non-secure” category within A.M. Best’s letter scale rating system and will cause significant negative effects to our business.  The ratings actions reflect A.M. Best’s concern over the termination of the Bayside amalgamation described in “Item 7 – Liquidity and Capital Resources – Capital Resources – Previously Announced and Subsequently Terminated Bayside Amalgamation Agreement” and the continued deterioration in our overall earnings and material deterioration of our surplus.  In addition, A.M. Best’s concerns were further compounded by the anticipated conservation and rehabilitation of Majestic Insurance by the CA DOI.  The above ratings will remain under review with negative implications concerning the conservation of Majestic Insurance, the approval of the related rehabilitation plan and the determination of bankruptcy proceedings of Majestic Capital and its non-insurance subsidiaries, all of which are described in “Item 1 – Business – Significant Developments.”

2009 A.M. Best Downgrade.  In December 2009, A.M. Best downgraded the financial strength rating of Majestic Insurance to “B++” (Good) from “A-” (Excellent) and Majestic’s issuer credit rating to “bbb” from “a-”. A.M. Best also downgraded the financial strength rating of Twin Bridges to “B+” (Good) from “B++” (Good) and Twin Bridges’ issuer credit rating to “bbb-” from “bbb”. These rating actions reflected A.M. Best’s concern over the potential impact on Majestic Insurance and Twin Bridges of the regulatory and litigation issues faced by their affiliates, CRM and Majestic Capital. The issues stem from a “Notice of Imminent Enforcement Action” filed by the New York State Office of the Attorney General, and a lawsuit commenced by the New York State Workers’ Compensation Board. For a further discussion of these actions, see “Item 3 — Legal Proceedings” below. In addition, A.M. Best’s concerns were further compounded by the sizeable deterioration in our overall earnings and the increased level of dependence on Majestic Insurance to support our holding company operations. A.M. Best also downgraded the issuer credit ratings to “bb” from “bbb-” of Majestic Capital, Embarcadero and Majestic USA, and downgraded the debt ratings to “b+” from “bb” for the trust preferred securities of Majestic USA and the surplus notes of Embarcadero.  All ratings were placed under review with negative implications.

In April 2008, A.M. Best placed the financial strength ratings of Majestic Insurance and Twin Bridges under review with negative implications. At the time, Majestic Insurance was rated “A-” and Twin Bridges was rated “B++”. The under review status stemmed from, among other things, limited capital being available in our insurance subsidiaries to support their anticipated growth and the 2007 capitalization levels at Majestic Insurance falling short of the requirement by A.M. Best for the ratings based on higher premium growth, which was partially attributable to previously self-insured business being written on a first dollar basis. In response to A.M. Best’s concerns, we reallocated capital between our insurance subsidiaries during the quarter ended June 30, 2008, so that approximately $34.5 million was contributed as additional capital to Majestic Insurance. In addition to this, Majestic Insurance executed certain transactions relating to its reinsurance coverage, including securing a 40% quota share agreement with a third party reinsurer, reducing the amount of premiums ceded to Twin Bridges, and renewing its excess of loss treaty program, which are more fully described above in “Item 1 – Business – Reinsurance – Quota Share Reinsurance.”

Following this, A.M. Best announced in July 2008, that it had removed from under review with negative implications and affirmed the financial strength rating of “A-” (Excellent) of Majestic Insurance. Concurrently, A.M. Best removed from under review with negative implications and downgraded the financial strength rating of Twin Bridges to “B++” (Good) from “A-” (Excellent). A.M. Best assigned a negative outlook to all ratings. A.M. Best’s rating actions reflected Majestic Insurance’s improved risk-adjusted capitalization following the implementation of our capital reallocation from Twin Bridges to Majestic Insurance and the execution of a 40% quota share reinsurance arrangement with Max Re. In addition, CRM had settled the third party administrator’s license issues with the New York Workers’ Compensation Board during 2008 with no admission of wrong doing, fines or penalties, although CRM agreed to surrender its license. Despite the settlement, A.M Best remained concerned regarding our financial flexibility largely due to the significant decline in our stock market value, as well as the limited capital available through our insurance and non-insurance subsidiaries. The rating actions on Twin Bridges recognized the deterioration in its risk-adjusted capitalization primarily due to share dividends made in the second quarter of 2008 to us as part of our overall plan to reallocate capital to Majestic Insurance.

Change in NASDAQ Exchange and Reverse Share Split

On May 12, 2010, we received a letter from The Nasdaq Stock Market stating that our common shares had failed to comply with the $1.00 minimum bid price required for continued listing on the NASDAQ Global Select Market.  In response, we obtained approval from The Nasdaq Stock Market to transfer our stock listing from the NASDAQ Global Select Market to the NASDAQ Capital Market, effective at the opening of the market on May 21, 2010.  In connection with the transfer and in accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we were granted an additional 180 days from May 10, or until November 8, 2010, to demonstrate compliance with the $1.00 bid price requirement of the NASDAQ Capital Market.  Failure to comply with the $1.00 bid price requirement by November 8, 2010 would have resulted in notification from Nasdaq of their determination to delist our common shares.

At the 2010 Annual General Meeting of Shareholders, our shareholders voted on and approved to authorize the Board of Directors, in their discretion, to effect a reverse share split of our common and Class B shares within a range of 1-for-5 shares to 1-for-10 shares, at any time prior to November 5, 2010.  On November 2, 2010, our Board of Directors implemented a 1-for-10 reverse share split, effective at the close of business on November 4, 2010.  Our common shares initiated trading on the NASDAQ Capital Market on a reverse split basis effective with the opening of the market on November 5, 2010 under the symbol “MAJCD” and continued to trade under that symbol for a period of 20 days.  Thereafter, trading resumed under the symbol “MAJC.”  The primary purpose of the reverse share split was to increase the per share price of our shares, such that we will be in compliance with the $1.00 bid price requirement of the NASDAQ Capital Market.

In connection with the November 4, 2010 reverse share split, the number of outstanding common shares was reduced from 16,655,928 shares to 1,666,019 shares and the number of outstanding Class B shares from 395,000 shares to 39,500 shares. No fractional shares were issued in connection with the reverse stock split. Instead, fractional shares were rounded up to the nearest whole share. The number of common shares outstanding and granted under our long-term incentive plans were proportionately adjusted to reflect the reverse share split.

Employees

As of December 31, 2010, we had 150 full-time employees and 3 part-time employees. We believe that our relations with our employees are good. None of our employees is subject to a collective bargaining agreement.

Regulation

The insurance business is regulated in most states of the United States and in other countries, including Bermuda, although the degree and type of regulation vary significantly from one jurisdiction to another. We are also subject to regulation in California and each state in which we issue insurance policies.

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

Holding Company Regulation. As a group member of an insurance holding company (Embarcadero), Majestic Insurance is subject to regulation by California, its domiciliary state, and the other states in which it transacts business. Pursuant to the insurance holding company system regulatory act of California, Majestic Capital is required to register with the CA DOI. In addition, Majestic Insurance is required to periodically report certain financial, operational and management data to the CA DOI. All transactions between a holding company and an affiliated company that affect an insurer must have fair and reasonable terms, charges or fees for services performed must be fair and reasonable to the insurer, and the insurer’s policyholder surplus following any transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Notice to, and in some cases approval from, the CA DOI is required prior to the consummation of certain affiliated and other transactions involving Majestic Insurance.

State Insurance Department Examinations. Detailed annual and quarterly financial statements prepared in accordance with statutory accounting standards and other reports are required to be filed with the departments of insurance of the states in which we are licensed to transact business. Majestic Insurance’s financial statements and financial condition are subject to periodic examination by these departments of insurance. As with all domestic insurers, Majestic Insurance is subject to periodic examinations by the CA DOI. The CA DOI generally examines each of its domiciliary insurance companies on a triennial basis, and Majestic Insurance is currently undergoing an examination for calendar years 2005 through 2010.  For a discussion on the findings of the CA DOI with respect to the adequacy of Majestic Insurance’s reserves for loss and loss adjustment expenses see “Item 7 – Critical Accounting Policies and Estimates – Reserve for Losses and Loss Adjustment Expenses – Loss Reserve Adequacy – California Department of Insurance Examination.”

In addition, the CA DOI has appointed a “Special Examiner” who is responsible for providing special examination services. During the Special Examiner’s appointment, Majestic Insurance has agreed that it will not, without the prior approval of the Special Examiner or the CA DOI: (a) make any payment to, or engage in any transaction or enter into any agreement with, an affiliated or related person or entity if the cost exceeds $10,000 except for certain  payments that have previously been reported to or approved by the Department which may continue until further notice; (b) make any payment to, or engage in any transaction or enter into any agreement with any non-affiliated or unrelated person or entity outside of the ordinary course of business that exceeds $10,000 individually or $100,000 in the aggregate; or (c) pay bonuses or make other distributions (including dividends).  In connection with the findings of the Special Examiner, the CA DOI applied for an order to place Majestic Insurance into a statutory conservation on April 21, 2011, as further described in “Item 1 – Business – Significant Transactions – California Department of Insurance – Conservation and Rehabilitation of Majestic Insurance.”

Dividend Limitations. Majestic’s ability to pay dividends is subject to restrictions. The insurance holding company act in California requires that ordinary dividends be reported to the CA DOI at least 10 business days prior to payment of the dividend to shareholders. Extraordinary dividends may not be paid until 30 days after the Commissioner has received notice of the declaration of such extraordinary dividend and has either approved the payment of such extraordinary dividend or has not, within such 30-day period, disapproved of the payment. An extraordinary dividend is generally defined as a dividend that, together with all other dividends made within the past 12 months, exceeds the greater of 10% of the company’s statutory policyholders’ surplus as of the preceding December 31st or the net income from operations of the company for the 12-month period ending the previous December 31st. Statutory policyholders’ surplus, as determined under statutory accounting principles, is the amount remaining after all liabilities, including loss and loss adjustment expenses, are subtracted from all admitted assets. Admitted assets are assets of an insurer prescribed or permitted by a state insurance regulator to be recognized on the statutory balance sheet. California law also provides that a domestic insurer can make dividends only from the insurer’s earned surplus (other than earned surplus derived from the net appreciation in the value of assets not yet realized or earned surplus derived from an exchange of assets not yet realized or realizable in cash), unless the Insurance Commissioner has given prior approval for the dividend. In addition to these statutory and regulatory restrictions, Majestic, has agreed not to pay any dividends (including ordinary dividends) without the prior approval of the Special Examiner or the CA DOI. Given the conservation of Majestic Insurance in April 2011, Majestic Insurance most likely will not pay dividends for the foreseeable future.

Guaranty Fund Assessments. In California, New York and most of the states where Majestic Insurance was licensed to transact business, there is a requirement that property and casualty insurers doing business within each such state participate in a guaranty association, which is organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premium written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

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

Change of Control. In addition, the insurance holding company laws of California require advance approval by the CA DOI of any change in control of Majestic Insurance. “Control” is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or of any entity that controls a domestic insurance company. In addition, insurance laws in many states contain provisions that require pre-acquisition notification to the insurance commissioners of a change in control of a non-domestic insurance company licensed in those states. Any future transactions that would constitute a change in control of Majestic Insurance, including a change of control of us, would generally require the party acquiring control to obtain the prior approval by the CA DOI and may require pre-acquisition notification in applicable states that have adopted pre-acquisition notification provisions. Obtaining these approvals may result in a material delay of, or deter, any such transaction. These laws may also discourage potential acquisition proposals and may delay, deter or prevent a change of control of Majestic Capital, including through transactions, and in particular unsolicited transactions, that some or all of our shareholders might consider to be desirable.

Federal Insurance Laws and Regulations

Maritime Coverage. Since Majestic Insurance is authorized to provide maritime workers’ compensation insurance, we are subject to the USL&H Act, which generally covers exposures on the navigable waters of the United States and in adjoining waterfront areas, including exposures resulting from loading and unloading vessels. We are also subject to regulations related to the USL&H Act and the Merchant Marine Act of 1920, or the Jones Act. The USL&H Act, which is administered by the U.S. Department of Labor, provides medical benefits, compensation for lost wages and rehabilitation services to longshoremen, harbor workers and other maritime workers who are injured during the course of employment or suffer from diseases caused or worsened by conditions of employment. The Department of Labor has the authority to require us to make deposits to serve as collateral for losses incurred under the USL&H Act. The Jones Act is a federal law, the maritime employer provisions of which provide injured offshore workers, or seamen, with a remedy against their employers for injuries arising from negligent acts of the employer or co-workers during the course of employment on a ship or vessel.

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

Terrorism Risk Insurance. On November 26, 2002, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the Terrorism Risk Insurance Act of 2002 (Terrorism Risk Act) was enacted. In 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 was enacted and extended the Terrorism Risk Act through December 31, 2014. The Terrorism Risk Act is designed to ensure the availability of insurance coverage for losses resulting from certain acts of terror in the United States. As extended, the law establishes a federal assistance program through the end of 2014 to help the property and casualty insurance industry cover claims related to future terrorism-related losses and requires such companies to offer coverage for certain acts of terrorism. By law, Majestic Insurance may not exclude coverage for terrorism losses from its workers’ compensation policies. Although Majestic Insurance is protected by federally funded terrorism reinsurance to the extent provided for in the Terrorism Risk Act, there are limitations and restrictions on this protection, including a substantial deductible and loss limitation that must be met, which could have an adverse effect on our financial condition or results of operations. Potential future changes to the Terrorism Risk Act could also adversely affect us by causing our reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required.

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

The National Association of Insurance Commissioners

The National Association of Insurance Commissioners, or NAIC, is a group formed by state insurance commissioners to discuss issues and formulate policy with respect to regulation, reporting and accounting of insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and, to a lesser extent, other states in which they conduct business, the NAIC is influential in determining the form in which such laws are enacted. The NAIC provides authoritative guidance to insurance regulators on current statutory accounting issues by promulgating and updating a codified set of statutory accounting practices in its Accounting Practices and Procedures Manual. The CA DOI has adopted these codified statutory accounting practices.

California has also adopted laws substantially similar to the NAIC’s risk-based capital laws, which require insurers to maintain minimum levels of capital based on their investments and operations. These risk-based capital requirements provide a standard by which regulators can assess the adequacy of an insurance company’s capital and surplus relative to its operations. Among other requirements, an insurance company must maintain capital and surplus of at least 200% of the risk-based capital computed by the NAIC’s risk-based capital model (known as the “Authorized Control Level” of risk-based capital). At December 31, 2010, the capital and surplus of Majestic Insurance did not meet the Authorized Control Level of risk-based capital.

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

Statutory accounting practices established by the NAIC and adopted, in part, by the California regulators, determine, among other things, the amount of statutory surplus and statutory net income of Majestic Insurance and thus determine, in part, the amount of funds it has available to pay dividends to us.

Bermuda Regulation

The Insurance Act 1978 of Bermuda and related regulations, as amended (the Insurance Act), regulates the insurance and reinsurance business of Twin Bridges. The Insurance Act provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (BMA), which is the regulatory body responsible for the day-to-day supervision of insurers. Twin Bridges has been registered as a Class 3A insurer by the BMA and approved to carry on general insurance and reinsurance business. Majestic Capital is a holding company that does not carry on any insurance or reinsurance business and as such is not subject to Bermuda insurance regulations; however, like all Bermuda companies, it is subject to the provisions and regulations of the Companies Act 1981 of Bermuda, as amended (the Companies Act).

The Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance companies and grants powers to the BMA to supervise, investigate and intervene in the affairs of insurance companies.

The BMA continues to make amendments to the Insurance Act with a view to enhancing Bermuda’s insurance regime and ensuring that Bermuda remains at the vanguard of international standards of insurance. Of particular importance and significance to Twin Bridges are the following recent amendments promulgated in 2010:

•	The scope of the BMA’s powers was extended allowing the BMA to make rules in relation to prudential standards to include insurance reserves and eligible capital requirements; and
•
New notification requirements were introduced in respect of a change of shareholder controller, changed to controllers and officers and provision for insurers to notify the BMA of any proposed material change in their business.

Additionally, the Insurance Code of Conduct (the Code) became operative on July 1, 2010 and insurers have until July 1, 2011 to comply with the Code.

Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

Classification of Insurers. The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are six classifications of insurers carrying on general business. Twin Bridges is registered as a Class 3A insurer and is licensed to carry on general business and reinsurance business. Twin Bridges is not licensed to carry on long-term business. We do not intend, at this time, to obtain a license for Twin Bridges to carry on long-term business. Long-term business includes life insurance and disability insurance with terms in excess of five years. General business broadly includes all types of insurance that is not long-term business.

Cancellation or Modification of Insurer’s Registration. An insurer’s registration may be cancelled or modified by the Supervisor of Insurance of the BMA on certain grounds specified in the Bermuda Insurance Act, including failure of the insurer to comply with its obligations under the Bermuda Insurance Act or if, in the opinion of the BMA after consultation with the Insurance Advisory Committee, the insurer has not been carrying on business in accordance with sound insurance principles. The BMA has pursuant to the powers granted to it under the Insurance Act, modified Twin Bridges’ Certificate of Registration (Certificate). In its letter dated April 8, 2011, the BMA has by formal amendment to Twin Bridges’ Certificate, restricted Twin Bridges from writing any new insurance business (the Restriction) without the prior written consent of the BMA.

Principal Representative. An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. Twin Bridges’ principal office is located at our principal executive offices in Bermuda, and Quest Management Services Limited has been appointed as Twin Bridges’ principal representative. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing is given of the intention to do so.  It is the duty of the principal representative, upon reaching the view that there is a likelihood of the insurer for which the principal representative acts becoming insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred, to immediately notify the BMA and to make a report in writing within 14 days setting out all the particulars of the case that are available to the principal representative.  Examples of such a reportable “event” include failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin or liquidity or other ratio.

Independent Approved Auditor. Every registered insurer must appoint an independent auditor approved by the BMA who will annually audit and report on the statutory financial statements, solvency certificate and declaration of statutory ratios. Twin Bridges annually files statutory financial statements and a statutory financial return with the BMA. The approved auditor of Twin Bridges may be the same person or firm which audits Twin Bridges’ statutory financial statements and statutory financial returns and Twin Bridges’ financial statements prepared in accordance with GAAP.

Loss Reserve Specialist. As a registered Class 3A insurer, Twin Bridges must submit annually an opinion of a loss reserve specialist with its statutory financial return and statutory financial statement in respect of its loss and loss adjustment expense provisions. The loss reserve specialist, who will normally be a qualified property and casualty actuary, must be approved by the BMA.

Annual Statutory Financial Return and Financial Statement. Twin Bridges must prepare annual statutory financial statements which must be submitted as part of its statutory financial return no later than four months after its financial year end (unless specifically extended). The annual statutory financial statements give detailed information and analyses regarding premiums, claims, reinsurance, reserves and investments. The statutory financial return includes, among other items, a report of the approved independent auditor on the statutory financial statements; a declaration of statutory ratios; a solvency certificate; the statutory financial statements themselves; and the opinion of the approved loss reserve specialist. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA. The principal representative and a minimal of two directors of Twin Bridges will be required to sign the solvency certificates certifying that Twin Bridges has complied with the conditions set out in its certificate of registration and that the minimum solvency margin has been met. The independent approved auditor will be required to confirm that it was reasonable for the directors to make this certification. Additionally, under the Insurance Act, all Class 3A insurers are required to submit a Schedule of Ceded Reinsurance.

Minimum Solvency Margin, Enhanced Capital Requirement and Restriction on Dividends and Distributions.  An insurer’s statutory assets must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin which varies with the category of its registration and net premiums written and loss reserves posted (Minimum Solvency Margin). The Minimum Solvency Margin that must be maintained by Twin Bridges as a Class 3A insurer is the greater of (1) $1,000,000; (2) 20% of the first $6,000,000 of net premiums written and 15% of the remainder; and (3) 15% of net loss and loss expense provisions and other general business insurance reserves. As of December 31, 2010, Twin Bridges exceeded the BMA’s capital requirements.

After the year ended December 31, 2011, Twin Bridges as a Class 3A insurer will be required to maintain available statutory capital and surplus in an amount that is equal to or exceeds the target capital levels based on Enhanced Capital Requirements (ECR). This is calculated using the Bermuda Solvency Capital Requirement (BSCR) model. The BSCR model provides a risk-based capital model as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. In order to minimize the risk of shortfall in capital arising from an unexpected adverse deviation, the BMA seeks that insurers operate at or above a threshold capital level being the target capital level (defined as 120% of the enhanced capital requirement) based on the subsidiary’s statutory financial statements.

Twin Bridges is prohibited from declaring or paying any dividends if in breach of the required Minimum Solvency Margin or Minimum Liquidity Ratio (the Relevant Margins) or if the declaration or payment of such dividend would cause the insurer to fail to meet the Relevant Margins. Where an insurer fails to meet its Relevant Margins on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the prior approval of the BMA. Further, Twin Bridges must obtain the BMA’s prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year’s financial statements. These restrictions on declaring or paying dividends and distributions under the Insurance Act are in addition to the solvency requirements under the Companies Act which apply to all Bermuda companies. In its letter dated April 8, 2011, the BMA has by formal amendment to Twin Bridges’ Certificate, restricted Twin Bridges from declaring and/or paying any dividends and/or distributing any Capital to its parent or affiliates, without the prior written consent of the BMA.

In addition, once a Class 3A insurer is required to meet the ECR, if it is in breach of its ECR, it will be prohibited from declaring or paying dividends until it rectifies that breach. The Restriction further prohibits Twin Bridges from declaring any dividends or making any capital contributions without the prior written consent of the BMA.

Minimum Liquidity Ratio. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities (Minimum Liquidity Ratio). As of December 31, 2010, Twin Bridges exceeded the minimum liquidity ration requirements of the BMA.

Supervision, Investigation and Intervention. If the BMA believes that an investigation is required in the interests of an insurer’s policyholders or persons who may become policyholders, it may appoint an inspector who has extensive powers of investigation. If it appears to the BMA to be desirable in the interests of policyholders, the BMA may also exercise these powers in relation to holding companies, subsidiaries and other affiliates of insurers. If it appears to the BMA that there is a risk of an insurer becoming insolvent, or that the insurer is in breach of the Insurance Act or any conditions of its registration, the BMA may exercise extensive powers of intervention including directing the insurer not to take on any new insurance business; not to vary any insurance contract if the effect would be to increase the insurer’s liabilities; not to make certain investments; to realize or not to realize certain investments; to maintain in, or transfer to the custody of, a specified bank, certain assets; not to declare or pay any dividends or other distributions or to restrict the making of such payments and/or to limit its premium income and to remove a controller or officer.

The BMA has implemented a new insurance code, the Code which came into effect on 1 July 2010. The BMA established 1 July 2011 as the date of compliance for all insurers. The Code is divided into six categories, including;

•	Proportionality Principle
•	Corporate Governance
•	Risk Management
•	Governance Mechanism
•	Outsourcing
•	Market Discipline and Disclosure

These categories contain the duties, requirements and compliance standards to be adhered to by all insures. It stipulates that in order to achieve compliance with the Code, insurers are to develop and apply policies and procedures capable of assessment by the BMA. The Board of Directors has confirmed that to the best of its knowledge and belief that Twin Bridges will be fully complaint with the Code before 1 July 2011.

Disclosure of Information. In addition to powers under the Bermuda Insurance Act to investigate the affairs of an insurer, the BMA may require the insurer (or certain other persons) to produce certain information to it. Further, the BMA has been given powers to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda but subject to restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. The BMA must also consider whether cooperation is in the public interest. The grounds for disclosure are limited and the Bermuda Insurance Act provides sanctions for breach of the statutory duty of confidentiality.

Notifications to the Bermuda Monetary Authority. The amendments to the Insurance Act in 2010 saw the modification of notification requirements for change of shareholder controllers. Where an insurer’s shares or its parent company’s shares are traded on any stock exchange recognized by the BMA, then the BMA requires written notification from any person who, directly or indirectly, becomes a holder of at least 10%, 20%, 33% or 50% of the voting shares of Majestic Capital (and ultimately Twin Bridges) by the later of 45 days of becoming such a holder or 30 days from the date they have knowledge of having such a holding. The BMA may object to such a person if it appears to the BMA that the person is not fit and proper to be such a holder and/or require the shareholder to reduce its holdings or voting rights. Also an insurer must give notice to the BMA of any person ceasing to be a controller of that insurer, a controller being a managing director, chief executive or other person in accordance with whose directions or instructions the directors of Twin Bridges are accustomed to act, including any person who holds, or is entitled to exercise, 10% or more of the voting shares or voting power or is able to exercise significant influence over the management of Twin Bridges. A person that does not comply with such a notice or direction from the BMA will be guilty of an offense.

An insurer, or designated insurer, in respect of the group of which it is a member, must notify the BMA in writing that it proposes to take measures that are likely to be of material significance for the discharge, in relation to the insurer or the insurance group, of the BMA’s functions under the Insurance Act. Measures that are likely to be of material significance include:

•	transfer or acquisition of insurance business being part of a scheme falling within section 25 of Insurance Act or section 99 of the Companies Act;
•	amalgamation with or acquisition of another firm;
•	a material change in the insurer’s business plan not otherwise reported to the BMA.

In respect of the forgoing, the BMA is obliged to serve a notice of objection to the material change unless it is satisfied that:

•	the interest of policyholders and potential policyholders of the insurer or the insurance group would not in any manner be threatened by the material change; and
•
without prejudice to the foregoing, that, having regard to the material change the requirements of Insurance Act would continue to complied with, or, if any of those requirements are not complied with, that the insurer concerned is likely to undertake adequate remedial action.

Failure to give such notice constitutes an offence under the Insurance Act. It is possible to appeal a notice of objection served by the BMA.

Currency Transactions. Although Majestic Capital is incorporated in Bermuda, we are classified by the BMA as a non-resident of Bermuda for exchange control purposes. As a result, we may engage in transactions in currencies other than Bermuda dollars and there are no restrictions on our ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to U.S. residents who are holders of its common shares.

Exempted Company Status. Under Bermuda law, exempted companies are companies formed with the ability to conduct business outside Bermuda from a principal place of business in Bermuda. As “exempted” companies, neither we nor Twin Bridges may, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister of Finance, participate in certain business transactions, including the acquisition or holding of land in Bermuda (except through lease); the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000; to acquire any bonds, or debentures secured on any land in Bermuda, except bonds or debentures issued by the Government of Bermuda or a public authority of Bermuda; or the carrying on of business of any kind or type for which it is not licensed in Bermuda, except in certain limited circumstances such as doing business with another exempted undertaking in furtherance of Majestic Capital’ or Twin Bridges’ business carried on outside Bermuda.

Securities. Transfers and issuances of our common shares may be subject to restrictions under Bermuda law.  Securities may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act of 2003, and the Exchange Control Act 1972, and related regulations. In addition, specific permission is required from the BMA, pursuant to the provisions of the Exchange Control Act 1972 and related regulations, for all issuances and transfers of securities of Bermuda companies, other than in cases where the BMA has granted a general permission. The BMA has advised that where any equity securities, which would include our common shares, of a Bermuda company are listed on an appointed stock exchange, general permission is given for the issue and subsequent transfer of any securities of a company from and/or to a non-resident, for as long as any equities securities of such company remain so listed. The Nasdaq Global Select Market is deemed to be an Appointed Stock Exchange under Bermuda law. Notwithstanding the above general permission, the BMA has granted Majestic Capital permission to, subject to the common shares in Majestic Capital being listed on an appointed stock exchange, issue, grant, create, sale and transfer any of Majestic Capital’ shares (other than our common shares), stock, bonds, notes (other than promissory notes), debentures, debenture stock, units under a unit trust scheme, shares in an oil royalty, options, warrants, coupons, rights and depository receipts, or collectively the Securities, to and among persons who are either resident or non-resident of Bermuda for exchange control purposes, whether or not the Securities are listed on an appointed stock exchange.

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

Risks Related to Our Ability to Continue as a Going Concern

There is substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements included in this Annual Report on Form 10-K are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The historical consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The assessment of our ability to continue as a going concern was made by management considering, among other factors:  the financial strength ratings of our insurance company subsidiaries, the litigation facing Majestic Capital and its subsidiaries, regulatory filings and actions being taken by the CA DOI, and our budgets and financial projections of future operations, including the likelihood of achieving operating profitability without the need for additional financing.

We have incurred significant losses and negative cash flows from operations in the past. For the fiscal year ended December 31, 2010, we experienced a net loss of $48.6 million and negative cash flows from operations of $47.5 million. These results have had a negative impact on our financial condition. There can be no assurance that our business will become profitable in the future and that additional losses and negative cash flows from operations will not be incurred. If these trends continue in the future, it could have a material adverse effect on our business, financial condition and results of operations.

For periods subsequent to December 31, 2010, we expect losses to continue while Majestic Insurance is in conservation under the CA DOI, if we are unable to write new business or renew existing business as a B rated insurance company, if our loss ratios do not improve and we are not able to reduce other operating expenses and overhead sufficiently to a level in line with our level of revenues.  If we are unable to increase revenues sufficiently or decrease our expenditures to a sustainable level, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

We continue to evaluate the sale of certain of our assets and businesses. We cannot provide any assurance that we will be successful in finding suitable purchasers for the sale of such assets or that the proceeds of any such sale will provide a return for our shareholders.  An inability to consummate asset sales could adversely affect our business, financial condition, results of operations and cash flows.  Even if we are able to find purchasers, we could be required to file for protection under the U.S. Bankruptcy Code or Bermuda Companies Act if the proceeds of the sales of assets or businesses are insufficient to meet creditor demands.

We could potentially be required to seek relief through a filing under the U.S. Bankruptcy Code, either through a prepackaged plan of reorganization or under an alternative plan, which could include liquidation.

Due to the termination of the Bayside Amalgamation Agreement and our lack of success in securing an alternative transaction, we may seek relief through a filing under the U.S. Bankruptcy Code or Bermuda Companies Act, either through a prepackaged plan of reorganization or under an alternative plan, which could include liquidation.  Substantial risks would result from any such bankruptcy filing, including the risk that the equity interests of our current shareholders would be completely eliminated.

Our auditors have issued a disclaimer of opinion with respect to our financial statements for the year ended December 31, 2010 which could lead investors to lose confidence in the reliability of our financial statements.

Our auditors have issued a disclaimer of opinion with respect to our financial statements for the year ended December 31, 2010.  This disclaimer of opinion may cause our investors to lose confidence in the reliability of our financial statements, which could have a negative effect on the trading price of our common stock.

Risks Related to Our Insurance Business

The following risk factors are applicable if Majestic Insurance reemerges from the conservation and rehabilitation actions initiated by the CA DOI and we recommence our insurance operations.

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

Further, we have limited operating histories in certain areas of our business that can lead to additional uncertainty with our loss reserves.  We rely on a combination of industry data and benchmarks and limited operating history for policies written in states other than California. Consequently, operational changes in claims handling practices over the years may impact the interpretation of this historical data, which can also be impacted by external forces such as legislative changes, economic fluctuations and legal trends. Additionally, our actual loss experience in this line of business could be materially higher than industry loss experience, and therefore we are exposed to an increased likelihood that our actual results may not conform to our estimates.

Additionally, Twin Bridges reinsures insurance policies written by Majestic Insurance and we are exposed to a greater share of these losses, since, on a consolidated basis, we remain responsible for 100% of any losses under the insurance policies issued by Majestic. Any underestimate of our loss reserves for this risk would have a greater impact on our consolidated results of operations and financial position than if Majestic Insurance reinsured with an unaffiliated third party. The increased overall exposure to losses from large and/or frequent loss occurrences could have a material adverse effect on our business, financial condition and results of operations.

To the extent our loss reserves for Majestic Insurance or Twin Bridges are insufficient to cover actual losses and loss adjustment expenses, we will have to increase our loss reserves which would result in a charge to our earnings, and could have a material adverse effect on our business, financial condition and results of operations. Due to the inherent uncertainty of estimating reserves, it has been, and will continue to be, necessary to revise estimated future liabilities as reflected in our reserves for claims and related expenses.

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

Our insurance operations and financial performance may be impacted by changes in the U.S. economy. Although there have been some indicators of stabilization, the U.S. continues to experience significant recessionary conditions and we believe meaningful risk remains of potential further deterioration in economic conditions. The significant downturn in the U.S. economy during the end of 2008 through 2010 led to lower reported payrolls, which has had a negative impact on our net earned premiums that continued through 2010. If our customers reduce their workforce levels, the level of workers’ compensation insurance coverage they require and, as a result the premiums that we charge, would be reduced, and if our customers cease operations, they will not renew their policies. It is uncertain if economic conditions will deteriorate further, or when economic conditions will improve. A prolonged recession could further reduce payrolls, which could have a significant negative impact on our business, financial condition and results of operations.

The downgrade in the A.M. Best ratings of our insurance and reinsurance subsidiaries could further reduce the amount of business we are able to write.

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

Our insurance companies’ financial strength ratings were downgraded by A.M. Best in March 2011. A.M. Best downgraded the financial strength rating of Majestic Insurance to “B” (Fair) from “B++” (Good) and the financial strength rating of Twin Bridges to “B” (Fair) from “B+” (Good). Both ratings were placed under review with negative implications. The rating actions reflected A.M. Best’s concern over the potential impact on Majestic Insurance and Twin Bridges due to the failure to close the Bayside transaction, the poor operating results of our insurance subsidiaries and regulatory and litigation issues faced by their affiliates, CRM, CRM CA and Majestic Capital.  For  a further discussion of A.M. Best’s rating actions, see “Item 1. Business – Ratings” above.

The ratings assigned by A.M. Best can be an important factor in marketing our products. The reduction of Majestic Insurance’s A.M. Best rating below “B++” constitutes a “non-secure” rating in A.M. Best’s system.  In this category, we will not be able to compete for many policies that were available to us when our rating was “B++” or better.  Accordingly, we could experience a significant decline in our net earned premiums.

Furthermore, our ratings remain subject to further change at any time. Majestic’s and Twin Bridges’ rating are currently assigned an “under review with negative implications” rating modifier. Our ratings could be further revised downward or revoked at the sole discretion of the rating agencies. Our ability to retain our existing business and to attract new business in our insurance operations depends largely on these ratings. Our failure to maintain our ratings, or any other adverse development with respect to our ratings, including a further downgrade, could cause our current and future independent agents and brokers and insureds to choose to transact their business with competitors of ours that have higher A.M. Best ratings. If A.M. Best further downgrades our ratings, our competitive viability would be further damaged and our ability to sell our products would decline. If that happens, our revenues would decrease substantially and our operating losses would increase.

In addition, because lenders and reinsurers will also use our A.M. Best ratings as a factor in deciding whether to transact business with us, the failure of Majestic Insurance or Twin Bridges to maintain their current ratings could dissuade a lender or reinsurance company from conducting business with us or might increase our interest or reinsurance costs.

As a result of any of the foregoing, our business revenues, results of operations and financial condition could be materially and adversely affected.

If we are unable to obtain or collect on our reinsurance protection, our business, financial condition and results of operations could be materially and adversely affected.

We purchase reinsurance coverage to help manage the risk assumed under our workers’ insurance compensation policies issued by Majestic Insurance. Reinsurance coverage helps to protect us from the impact of large losses. It involves an arrangement in which an insurance company, called the ceding company, transfers insurance risk by sharing premiums with another insurance company, called the reinsurer. Conversely, the reinsurer receives or assumes reinsurance from the ceding company.

Majestic Insurance currently purchases excess of loss reinsurance and historically participated in ceded quota share agreements. Under excess of loss reinsurance, the reinsurer reimburses the ceding company for losses and loss expenses over a specified dollar amount up to an agreed limit per occurrence. Under quota share reinsurance, the reinsurer, or assuming company, accepts a pro rata share of the insurer’s, or ceding company’s, losses and an equal share of the applicable premiums. For a discussion of Majestic’s reinsurance coverage, see “Item 1. Business – Primary Insurance Segment – Reinsurance” above.

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

The decrease in Majestic Insurance’s A.M. Best rating to “B” could cause the terms of the contracts to be more restrictive and the price for coverage to be higher.  These conditions could materially adversely affect our business, financial condition and results of operations.

We are also subject to credit risk with respect to Majestic Insurance’s reinsurers. Reinsurance protection that Majestic Insurance receives does not discharge its direct obligations under its insurance policies, as Majestic Insurance remains liable to its policyholders even if we are unable to recover under Majestic Insurance’s reinsurance contracts. Losses may not be recovered from the reinsurers until claims are paid, and, in the case of long-term workers’ compensation cases, the creditworthiness of the reinsurers may change and we may not recover amounts to which we are entitled. As of December 31, 2010, Majestic Insurance had $130.4 million recoverable from its unaffiliated reinsurers that we would be obligated to pay if the reinsurers failed to pay Majestic. If we experience these problems in the future, our charges to income would increase and our net income would decline. These consequences would adversely affect our business, financial condition and results of operations.

If we are unable to realize our investment objectives, our financial condition and results of operations may be adversely affected.

Investment income is an important component of our net income. As of December 31, 2010, our investment portfolio, including cash and cash equivalents, had a carrying value of $287.8 million. For the year ended December 31, 2010, we had $10.6 million of net investment income from continuing operations.

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

Beginning in 2008, the capital markets in the United States and elsewhere experienced extreme volatility and disruption. We are exposed to significant capital markets risk, including changes in interest rates, credit spreads and equity prices. Our investment portfolio is affected by the changes in the capital markets. In addition, benchmark interest rates, such as the Federal Fund Rate, are currently at historic lows, which is likely to significantly impact our investment income.  Changes in interest rates and credit quality may result in fluctuations in the income derived from, or the valuation of, our fixed income securities. Our investment portfolios include a significant amount of interest rate-sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Increases in interest rates will decrease the value of our investments in fixed-income securities. If increases in interest rates occur during periods when we sell investments to satisfy liquidity needs, we may experience investment losses. Conversely, if interest rates decline, reinvested funds will earn less than expected.

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

Most states require insurance companies licensed to do business in their state to participate in guaranty funds, which require the insurance companies to bear a portion of the unfunded obligations of impaired, insolvent or failed insurance companies. These obligations are funded by assessments, which are expected to continue in the future. State guaranty associations levy assessments, up to prescribed limits, on all member insurance companies in the state based on their proportionate share of premiums written in the lines of business in which the impaired, insolvent or failed insurance companies are engaged. Accordingly, the assessments levied on us will fluctuate as our premium levels change.  Some states also have laws that establish second injury funds to reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. These funds are supported by either assessments or premium surcharges based on case incurred losses.

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

When writing workers’ compensation insurance policies, we are required by law to provide workers’ compensation benefits for losses arising from acts of terrorism. The impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Majestic Insurance’s current excess of loss reinsurance treaty program excludes coverage for acts of terrorism. Notwithstanding the protection provided by reinsurance and the Terrorism Risk Act, the risk of severe losses to us from acts of terrorism has not been eliminated. Accordingly, events constituting acts of terrorism may not be covered by, or may exceed the capacity of the Terrorism Risk Act and could adversely affect our business, financial condition and results of operations.

Risks Related to Litigation

We are involved in several potential and pending litigation matters as described more fully in Item 3 - Legal Proceedings. As each of these matters is in a preliminary stage, the outcomes are difficult to predict and quantify, and the defense against such claims can be costly.  In addition to decreasing profitability, diverting financial and management resources and general business disruption, we may suffer from adverse publicity that could harm our reputation, regardless of whether the allegations are valid or whether we are ultimately successful in our defense of the action.  We cannot estimate what impact, if any, the litigation may have on our business reputation, results of operations, financial condition or cash flows.  These matters, or other claims or lawsuits that may arise later, if decided adversely to or settled by us, individually or in the aggregate, could require us to pay significant damage amounts and could result in a material adverse effect on our business, results of operations, financial condition and cash flows. These liabilities may exceed our insurance coverage and financial resources. We cannot assure you that our insurance will be sufficient to cover the liabilities we may incur.

Our discontinued California and New York fee-based management services business has resulted in several lawsuits and exposes us to potential liability.

CRM and its affiliates have been named in several lawsuits following the closure of the California and New York self-insured groups, which, individually or in the aggregate, could have a material adverse effect on our business.  Information regarding these lawsuits is presented in “Item 3 - Legal Proceedings.”

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

If the loss reserves for the self-insured groups we managed in the past are underestimated, our business could be adversely affected.

The self-insured groups we managed in the past established loss reserves as they recognized liabilities for unpaid losses, which represented estimates of amounts needed to pay and administer claims with respect to insured events that have occurred, including events that have occurred but have not been reported. Loss reserves are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability.

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

To the extent the loss reserves for the self-insured groups we managed in the past are insufficient to cover the group’s actual losses and loss adjustment expenses, the groups will have to adjust their loss reserves which could have a material adverse effect on the groups’ financial condition and cash flows and could require the group to assess its members. This could expose us to liability for our management of a group.

Risks Generally Applicable to our Business and Industry

The following risk factors are applicable if Majestic Insurance reemerges from the conservation and rehabilitation actions initiated by the CA DOI and we recommence our insurance operations.

Our revenues and results of operation may fluctuate as a result of many factors, including the cyclical changes in the insurance industry, which may cause the price of our common shares to be volatile.

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

The supply of insurance is related to prevailing prices, the level of insured losses and the level of industry surplus, which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. As a result, the insurance and reinsurance business historically has been a cyclical industry, characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. The supply of insurance and reinsurance may increase, either due to capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers, which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates and additional competition for business. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly. If rates continue to decrease and competition continues to increase, this could have a material adverse effect on our business, financial condition, and results of operations.

The current recession and other adverse consequences of the recent U.S. and global economic and financial industry downturns could harm our business, our liquidity and financial condition.

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

The workers’ compensation insurance market is highly competitive and, except for regulatory considerations, has very few barriers to entry. We compete with many companies and other underwriting organizations in the workers’ compensation insurance business. Many of the insurance companies we compete against have significantly more capital, name and brand recognition and marketing and management resources than we have. Many of our competitors have offered, and may continue to offer, workers’ compensation insurance combined with other insurance coverage. Some of our competitors offer workers’ compensation insurance on a multi-state basis greater than ours. In addition, most of our competitors have financial strength ratings from A.M. Best higher than ours.  Our ability to implement a business strategy in a manner that will allow us to be competitive is doubtful. If any of our competitors offer premium rates, policy terms or types of insurance that are more competitive than ours, we could lose market share and our business, financial condition and results of operations could be materially and adversely affected as a result.

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

We are subject to extensive regulation by the CA DOI and the BMA and other insurance regulatory agencies in each state in which we are licensed.  These regulatory agencies have broad regulatory powers designed primarily to protect policyholders, claimants and employees of insured businesses, but not our shareholders.

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

Insurance departments and state workers’ compensation or similar boards also conduct periodic examinations of the affairs of the insurance companies and groups they regulate and require the filing of periodic, annual and other reports relating to financial condition, approval of new members, groups and other matters. The actuarial findings of the CA DOI examination states that Majestic Insurance’s statutory reserves for losses and loss adjustment expenses may be understated by $41 million.

Our ability to transact business with our affiliates and to enter into mergers, acquisitions and divestitures involving Majestic Insurance is limited by the requirements of the insurance holding company laws in California. To comply with these laws, we are required to file notices with the CA DOI to seek its approval at least thirty days before engaging in any inter-company transactions, such as sales, purchases, exchanges of assets, loans, extensions of credit, cost sharing arrangements and extraordinary dividends or other distributions to shareholders. Under these holding company laws, any change of control transaction also requires prior notification and approval.

In addition, during the pendency of the Special Examiner’s appointment, Majestic Insurance has agreed that it will not, without the prior approval of a Special Examiner or the CA DOI: (a) make any payment to, or engage in any transaction or enter into any agreement with, an affiliated or related person or entity if the cost exceeds $10,000 except for certain  payments that have previously been reported to or approved by the Department which may continue until further notice; (b) make any payment to, or engage in any transaction or enter into any agreement with any non-affiliated or unrelated person or entity outside of the ordinary course of business that exceeds $10,000 individually or $100,000 in the aggregate; or (c) pay bonuses or make other distributions (including dividends).

Because governmental agencies, including the CA DOI, may not take action or give approval within the specified period of time, these notifications and approval requirements may subject us to business delays and additional business expense. If we fail to give these notifications, we may be subject to significant fines and penalties and damaged working relations with these governmental agencies.

Twin Bridges is subject to regulation and supervision in Bermuda. Among other matters, Bermuda statutes, regulations and policies of the BMA require Twin Bridges to maintain minimum levels of statutory capital, statutory capital and surplus, and liquidity, to meet solvency standards, to obtain prior approval of certain issuances and transfers of shares as well as to submit to certain periodic examinations of its financial condition. In an order dated April 8, 2011, the BMA restricted Twin Bridges’ operating authority by prohibiting Twin Bridges from writing new business and requiring the prior approval of the BMA before paying dividends/distributing capital to its parent or any affiliate.

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

Our business is highly dependent on our ability to engage on a daily basis in a large number of insurance underwriting, claim processing and investment activities, many of which are highly complex. These activities often are subject to internal guidelines and policies, as well as legal and regulatory standards. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. If our controls are not effective, it could lead to financial loss, unanticipated risk exposure (including underwriting, credit and investment risk) or damage to our reputation. Our business success and profitability depend, in part, on effective information.

Our geographic concentration ties our performance to the business, economic and regulatory conditions in California.

Our insurance business is concentrated in California which represented 73% of our net earned premiums for the year ended December 31, 2010. Unfavorable business, economic or regulatory conditions in California could negatively impact our business, and, consequently, we are exposed to economic and regulatory risks that are greater than the risks faced by insurance companies that conduct business over a greater geographic area.  Because our business is concentrated in California, the occurrence of one or more catastrophic events or other conditions affecting losses in these states could have a material adverse effect on our results of operation and financial condition. We may be exposed to economic and regulatory risks or risk from natural perils that are greater than the risks associated with greater geographic diversification.

If we cannot sustain our relationships with our independent agents and brokers, we may be unable to operate profitably.

We market and sell our workers’ compensation insurance products solely through independent agents and brokers. We do not have an exclusive relationship with these independent agents and brokers. They are not obligated to promote our insurance products and may sell insurance products offered by our competitors. Some of our independent agents and brokers may cease to offer our products because Majestic’s A.M. Best rating has been reduced to “B”.  Many of our competitors have longer relationships with the independent agents and brokers that we use or intend to use. Further, we must offer workers’ compensation insurance products that meet the requirements of these agents and brokers and their customers and provide competitive compensation to these agents and brokers. There is no assurance that we will successfully maintain these relationships, cultivate new ones or be able to meet the future requirements of these independent agents and brokers. In addition, consolidation in the insurance agency and brokerage industry may lead to the loss of one or more of these relationships. The failure to maintain satisfactory relationships with the independent agents and brokers from whom we obtain or expect to obtain our business or to develop new relationships would have a material adverse effect on our business, financial condition and results of operations.

We have virtually no access to additional capital.

Given the litigation surrounding the company, our ratings from A.M. Best, our operating results over the past two years, the conservation of Majestic Insurance by the CA DOI and the pending delisting of our common shares by the NASDAQ Capital Market, we have very limited access to new sources of capital.  Additional capital could help support our insurance company operations and stabilize our A.M. Best rating.  However, it is unlikely that additional capital will be available to us.  Furthermore, we believe that our ability to raise additional capital will be adversely affected until there is greater clarity with respect to the pending regulatory matters and lawsuits described in “Item 3. Legal Proceedings” and if Majestic Insurance emerges from the conservation and rehabilitation actions initiated by the CA DOI and we recommence our insurance operations.

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

Majestic Capital is a holding company that transacts business through its operating subsidiaries, including Majestic Insurance and Twin Bridges. Dividends and other permitted distributions from our operating subsidiaries are expected to be our primary source of funds to meet our ongoing cash requirements and other expenses, and to pay dividends, if any, to our shareholders. Insurance regulations in California restrict the payment of dividends and other distributions by Majestic Insurance. In addition, in connection with its triennial examination, Majestic Insurance has agreed that it will not pay dividends without the prior approval of a Special Examiner or the CA DOI. The BMA has also imposed restrictions on the payment of dividends/distribution of capital from Twin Bridges.  In addition to the regulatory restrictions, U.S. withholding tax payable on dividends paid to Majestic Capital by our U.S. subsidiaries affects our ability to pay dividends and redeploy capital from our U.S. subsidiaries to our Bermuda operations. Any dividends paid from our U.S. subsidiaries to us would be subject to a U.S. federal withholding tax of 30%. The inability of our operating subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements could have a material adverse effect on our business and financial condition.

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

Risks Related to Our Common Shares

We have received a delisting notice from The Nasdaq Stock Market and our common stock may be involuntarily delisted from trading on the NASDAQ Capital Market.  A delisting of our common stock is likely to adversely affect the price and liquidity of our common stock, and our ability to obtain financing or raise capital.

The listing standards of The Nasdaq Stock Market require, among other things, that listed companies timely file all required periodic financial reports with the SEC through the EDGAR system. We failed to timely file this Annual Report on Form 10-K and on April 15, 2011, we received a letter from The Nasdaq Stock Market indicating that we were not in compliance with the rules for continued listing under Nasdaq Listing Rule 5250(c)(1). We were provided an initial period of 60 calendar days, or until June 14, 2011, during which to submit a plan to regain compliance, and if The Nasdaq Stock Market accepts our plan, they may grant an extension of 180 calendar days, or until October 12, 2011, during which we can regain compliance. If we do not regain compliance, the Nasdaq staff will provide written notice that our common stock is subject to delisting. A delisting could adversely affect the market price of, and liquidity of the trading market for, our common shares, our ability to obtain financing or raise capital, and could result in the loss of confidence by investors, market makers, reinsurers, rating agencies and employees.  There can be no assurance that we will be successful in maintaining the listing of our common stock on the NASDAQ Capital Market.

A delisting from NASDAQ could significantly impact the transferability and issuance of our common shares under Bermuda law.

Specific permission is required from the BMA, pursuant to the provisions of the Exchange Control Act 1972 and related regulations, for all issuances and transfers of securities of Bermuda companies, other than in cases where the BMA has granted a general permission. The BMA has advised that general permission is given for the issue and subsequent transfer of any securities of a company that is listed on an appointed exchange from and/or to a non-resident, for as long as any equities securities of such company remain so listed. If our common stock is delisted from the NASDAQ Capital Market, and our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market, or the “pink sheets.” In such event, it could become more difficult to dispose of or obtain accurate price quotations for our common stock, and there would likely be a reduction in coverage by security analysts and the news media, all of which could cause the price of our common stock to decline further.  If an active trading market for our common stock is not sustained, it will be difficult for our shareholders to sell their shares without further depressing the market price of our common stock.

Further, the NASDAQ Capital Market is deemed to be an appointed stock exchange under Bermuda law and such general permission applies to our common shares. However, the OTC Bulletin Board and the “pink sheets” are not considered to be appointed stock exchanges. Consequently, if our common shares are delisted from The Nasdaq Capital Market and are traded on the OTC Bulletin Board or in the “pink sheets,” we would no longer qualify for the BMA’s grant of general permission. As an alternative, we could seek to apply for listing on the Bermuda Stock Exchange, which is considered an appointed stock exchange, although we cannot assure you that such a listing can be obtained. If we are delisted from the NASDAQ Capital Market and are not able to obtain listing on the Bermuda Stock Exchange, the transfer and issuance of our common shares would be subject to specific permission of the BMA under the Exchange Control Act 1972. This would adversely affect the market price of, and liquidity of the trading market for, our common shares, our ability to obtain financing or raise capital, and could result in the loss of confidence by investors, market makers, reinsurers, rating agencies and employees.

If our common stock is delisted from the NASDAQ Capital Market, we may seek to voluntarily deregister as a reporting company.

If our common stock is delisted from the NASDAQ Capital Market, we may seek to voluntarily deregister its common stock and suspend its reporting obligations under the Securities Exchange Act of 1934.  In such event, there will be no established market or mechanism through which our common stock will be traded.  Therefore it will be difficult for investors to engage in any buy or sell transactions in our shares.

In the event of delisting of our shares from the NASDAQ Capital Market, our common stock will be subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Rule 15g-9 of the Securities and Exchange Act of 1934 establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  Compliance with these requirements may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Future sales of common shares by our directors, officers, affiliates and other shareholders may adversely affect the price.

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

Our by-laws generally provide that shareholders have one vote for each share held by them and are entitled to vote, on a non-cumulative basis, at all meetings of shareholders. However, pursuant to a mechanism specified in our by-laws, the voting rights exercisable by a shareholder will be limited so that certain persons or groups are not deemed to hold more than 9.9% of the total voting power conferred by our shares. In addition, our board of directors retains certain discretion to make adjustments to the aggregate number of votes attaching to the shares of any shareholder that they consider fair and reasonable in all the circumstances to ensure that no person will hold more than 9.9% of the total voting power represented by our then outstanding shares. Our by-laws provide, generally, that any shareholder owning, directly, indirectly or, in the case of any U.S. person, by attribution, more than 9.9% of our common shares will have the voting rights attached to such common shares reduced so that it may not exercise more than 9.9% of the total voting rights. The reduction in votes is generally to be applied proportionately among all shareholders who are members of the first shareholder’s control group. A control group means, with respect to any person, all shares directly owned by such person and all shares directly owned by each other shareholder any of whose shares are included in the controlled shares of such person. Controlled shares means all common shares that a person is deemed to own directly, indirectly (within the meaning of Section 958(a) of the U.S. Internal Revenue Code, or the Code) or, in the case of a U.S. person, constructively (within the meaning of Section 958(b) of the Code). A similar limitation is to be applied to shares held directly by members of a related group. A related group means a group of shareholders that are investment vehicles and are under common control and management. Any reduction in votes will generally be applied proportionately among members of the shareholder’s control group or related group, as the case may be. The amount of any reduction of votes that occurs by operation of the above limitations will generally be reallocated proportionately among all of our other shareholders who were not members of these groups so long as such reallocation does not cause any person to hold more than 9.9% of the total voting power of our shares.

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

We also have the authority to request information from any shareholder for the purpose of determining whether a shareholder’s voting rights are to be reallocated pursuant to the by-laws. If a shareholder fails to respond to a request for information from us or submits incomplete or inaccurate information (after a reasonable cure period) in response to a request, we, in our reasonable discretion, may reduce or eliminate the shareholder’s voting rights.

Anti-takeover provisions in our by-laws could impede an attempt to replace or remove our directors, which could diminish the value of our common shares.

Our by-laws contain provisions that may entrench directors and make it more difficult for shareholders to replace directors even if the shareholders consider it beneficial to do so. In addition, these provisions could delay or prevent a change of control that a shareholder might consider favorable. For example, these provisions may prevent a shareholder from receiving the benefit from any premium over the market price of our common shares offered by a bidder in a potential takeover. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our common shares if they are viewed as discouraging changes in management and takeover attempts in the future.

   Examples of provisions in our by-laws that could have such an effect include the following:

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

The Companies Act, which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. In order to highlight those differences, we have set forth below a summary of certain significant provisions of the Companies Act, including, where relevant, information on our by-laws, which differ in certain respects from the provisions of Delaware corporate law. Further, under certain circumstances, our by-laws impose greater restrictions on us than required by the Companies Act. Because the following statements are summaries, they do not discuss all aspects of Bermuda law that may be relevant to us and our shareholders.

Shareholders’ Suits. The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders in many United States jurisdictions. Class actions and derivative actions are generally not available to shareholders under Bermuda law. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence a derivative action in the name of a company where the act complained of is alleged to be beyond the corporate power of the company, is illegal or would result in the violation of such company’s memorandum of association or by-laws. Furthermore, consideration would be given by the court to acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of our shareholders than actually approved it. The successful party in such an action generally would be able to recover a portion of the attorney’s fees incurred in connection with such action. Our by-laws provide that shareholders waive all claims or rights of action that they might have, individually or in our right, against any director or officer or any person appointed to any committee by the board of directors or resident representative for any action or failure to act in the performance of his duties, except such waiver shall not extend to any claims or rights of action that would render the waiver void pursuant to the Companies Act and arise out of fraud or dishonesty on the part of such person or with respect to the recovery of any gain, personal profit or advantage to which such person is not legally entitled. Conversely, class actions and derivative actions generally are available to shareholders under Delaware corporate law, for, among other things, breach of fiduciary duty, corporate waste and actions not taken in accordance with applicable law. In such actions under Delaware corporate law, the court has discretion to permit the winning party to recover attorney’s fees in connection with such action.

Indemnification of Directors and Officers. Under Bermuda law and our by-laws, we will indemnify our directors or officers or any person appointed to any committee by the board of directors and any resident representative (and their respective heirs, executors or administrators) against all actions, costs, charges, liabilities, loss, damage or expense, to the fullest extent permitted by law, incurred or suffered by such officer, director or other person by reason of any act done, conceived in or omitted in the conduct of our business or in the discharge of his duties; provided that such indemnification shall not extend to any matter involving any fraud or dishonesty on the part of such director, officer or other person. Under Bermuda law, a company pursuant to the terms of its by-laws, or a contract or arrangement between the company and any director or officer, may advance moneys to any director or officer for the costs, charges and expenses incurred by the director or officer in defending any civil or criminal proceedings against them, on condition that the director or officer shall repay the advance if any allegation of fraud or dishonesty is proved against them. In general, under Delaware corporate law, U.S. companies may limit the personal liability of their directors as long as they acted in good faith and reasonably believed their actions were not opposed to the best interests of the company and, with regard to criminal actions or proceedings, without knowing violation of law.

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

Risks Related to Taxation

Majestic Capital and its non-U.S. subsidiaries may be subject to U.S. federal income taxation.

If Majestic Capital or any of our non-U.S. subsidiaries, including Twin Bridges, were treated as engaged in a trade or business in the United States, that entity could be subject to U.S. income and branch profits tax on all or a portion of the income that is effectively connected with such trade or business. We intend to operate in a manner such that neither Majestic Capital nor any of our non-U.S. subsidiaries will be treated as being engaged in a trade or business in the United States. Accordingly, we do not believe that Majestic Capital or any of our non-U.S. subsidiaries are or will be subject to U.S. federal income taxation on net income. However, this determination is essentially factual in nature, and there are no definitive standards as to what activities constitute being engaged in a trade or business within the United States. Accordingly, there can be no assurance that the U.S. Internal Revenue Service, or IRS, would not find that Majestic Capital or any of our non-U.S. subsidiaries is engaged in a trade or business in the United States. Any liability for income or branch profits tax resulting from such finding could materially adversely affect our financial condition, results of operations and cash flows.

Even if Majestic Capital and our non-U.S. subsidiaries are not treated as being engaged in a trade or business in the United States, we may be subject to U.S. federal income tax on certain fixed or determinable annual or periodical gains, profits, and income (such as dividends and certain interest on investments) derived from sources within the United States.

Majestic Capital could be considered a U.S. corporation for U.S. federal income tax purposes, and thus subject to U.S. tax on its worldwide income (including current income of Twin Bridges), if the value of Twin Bridges at the time of our restructuring did not exceed 20% of the total value of CRM, CRM CA, Eimar and Twin Bridges at that time.

If a foreign corporation acquires substantially all of the assets of a U.S. corporation, and 80% or more of the stock of the foreign corporation (excluding new stock issued in a public offering related to the acquisition) is owned by former shareholders of the U.S. corporation by reason of their ownership of the U.S. corporation, the foreign corporation will be considered a U.S. corporation for U.S. federal income tax purposes. In our restructuring, the former owners of CRM, CRM CA and Eimar contributed all of their interests in CRM, CRM CA and Eimar to Majestic USA in return for all of the common stock of Majestic USA. The former owners of CRM, CRM CA and Eimar then contributed all of their Majestic USA shares to us in exchange for 6,372,425 of our pre-reverse split common shares. In addition, in our restructuring, the former owners of Twin Bridges contributed all of their shares in Twin Bridges to us in exchange for 3,874,690 of our pre-reverse split common shares. As a result of these exchanges, the former owners of CRM, CRM CA Eimar and Twin Bridges acquired 9,457,115 of our pre-reverse split common shares in our restructuring.

Based on discussions with our professional advisors at the time of our restructuring, we believe that the former owners of CRM, CRM CA and Eimar did not obtain 80% or more of the stock of Majestic Capital (excluding the stock sold in our initial public offering) by reason of their ownership of CRM, CRM CA and Eimar (i.e., we believe that Twin Bridges was worth more than 20% of the combined value of CRM, CRM CA, Eimar and Twin Bridges). We cannot assure you that the IRS will agree with our conclusions. If the IRS successfully challenges our conclusions, Majestic Capital would be subject to United States federal income tax on its worldwide income at the rate applicable to U.S. corporations, which is currently 35%, rather than being subject to tax on only certain U.S. source income and income effectively connected with a U.S. trade or business. However, in that case, dividends paid to Majestic Capital by its U.S. subsidiaries would not be subject to any U.S. federal income tax, nor would they be subject to the 30% U.S. federal withholding tax. The tax liability that would result if Majestic Capital is treated as a U.S. corporation for U.S. federal income tax purposes could have a material adverse effect on our business, financial condition and results of operations.

Any of our U.S. subsidiaries may be deemed a “personal holding company” and subject to additional U.S. federal income tax.

Any of Majestic Capital’ U.S. subsidiaries might be subject to additional U.S. federal income tax on a portion of its income if it is considered a personal holding company for U.S. federal income tax purposes. This status will depend on whether more than 50% of our shares by value could be deemed to be owned (taking into account indirect and constructive ownership) by five or fewer individuals and whether 60% or more of such subsidiary’s adjusted ordinary gross income consists of “personal holding company income,” which is, in general, certain forms of passive and investment income. We believe based upon information made available to us regarding our existing shareholder base that none of Majestic Capital’ U.S. subsidiaries should be considered a personal holdings company for U.S. federal income tax purposes. In addition, we intend to manage our business to minimize the possibility that we will meet the 60% income threshold. However, because of the lack of complete information regarding our ultimate common share ownership (i.e., as determined by the constructive ownership rules for personal holdings companies), we cannot be certain that none of Majestic Capital’ subsidiaries will be considered a personal holding company or that the amount of U.S. tax that would be imposed in that case would be immaterial

Shareholders who are U.S. persons may be subject to U.S. federal income tax  on their pro rata share of our undistributed earnings.

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

Majestic Capital’s By-Laws contain provisions that impose limitations on the concentration of voting power of its shares. Accordingly, based upon these provisions and the dispersion of our share ownership, we do not believe that we have any 10% U.S. Shareholders. It is possible, however that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge.

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

The related person insurance income rules provide that if a shareholder that is a U.S. person disposes of shares in a foreign insurance corporation that has related person insurance income (even if the amount of related person insurance income is less than 20% of the corporation’s gross insurance income or the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold) and in which U.S. persons own 25% or more of the shares, any gain from the disposition will generally be treated as ordinary income to the extent of the shareholder’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the shareholder owned the shares (whether or not such earnings and profits are attributable to related person insurance income). In addition, such a shareholder will be required to comply with reporting requirements, regardless of the amount of shares owned by the shareholder. We believe that these rules should not apply to dispositions of our shares because Majestic Capital will not itself be directly engaged in the insurance business and because proposed U.S. Treasury regulations appear to apply only in the case of shares of corporations that are directly engaged in the insurance business. However, the IRS might interpret the proposed regulations in a different manner and the applicable proposed regulations may be promulgated in final form in a manner that would cause these rules to apply to dispositions of our shares.

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

We may become subject to taxes in Bermuda after March 31, 2035.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda has given each of Majestic Capital and Twin Bridges an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Majestic Capital or Twin Bridges or any of their operations, shares, debentures or other obligations until March 31, 2035. Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 31, 2035. In the event that we become subject to any Bermuda tax after such date, it would have a material adverse effect on our financial condition and results of operations.

Changes in U.S. tax law or regulations could materially adversely affect our business.

Legislation is periodically introduced in the U.S. Congress intended to eliminate some perceived tax advantages of companies (including insurance and reinsurance companies) that have legal domiciles outside the United State but have certain U.S. connections.  It is possible that legislative proposals could emerge in the future that could have a material adverse impact on us or our shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease our principal executive offices in Hamilton Bermuda, which also houses our reinsurance operations. Our U.S. executive offices are located in leased premises of approximately 34 thousand square feet in Poughkeepsie, New York.  We operate our primary insurance east coast operations from these offices. Our west coast insurance operations are located in leased premises of approximately 26 thousand square feet in San Francisco, California.  We also rent additional office for our insurance operations in 2 other locations. We believe that such leased properties are suitable and adequate for our current business operations.

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

•
certain of the Company’s current directors and current and formers officers will assign to the State of New York the proceeds received on the sale of an aggregate of 1.2 million pre-reverse split common shares of the Company owned by such persons;

•	the Company will commute, on an undiscounted basis, its loss reserves currently held on excess insurance policies it issued to four of the self-insured groups previously managed by CRM;

•
the Company will forego its rights to disclaim coverage and/or impose penalties for late notice for certain claims arising under certain excess insurance policies it issued to the self-insured groups previously managed by CRM; and

•	the Company will adjust the attachment points and increase policy limits on certain aggregate insurance policies it issued to certain self-insured groups previously managed by CRM.

The completion of the settlement is subject to the following conditions:

•	approval of the CA DOI and the BMA;

•	negotiation and execution of an assurance of discontinuation and a definitive settlement agreement;

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

New York State Office of the Attorney General Investigation. In March 2008, CRM was advised that the New York State Office of the Attorney General (NY Attorney General) had commenced an investigation of CRM and had issued a subpoena for documents related to CRM’s administration of the Healthcare Industry Trust of New York (HITNY). Subsequent NY Attorney General inquiries and requests for documents indicated a focus on the Company’s initial public offering in December 2005, and in August 2009, the Company was advised that the NY Attorney General would seek testimony of six current or former directors and officers of the Company and CRM. Thereafter, in December 2009, the Company received a “Notice of Imminent Enforcement Action” from the NY Attorney General, in which the NY Attorney General informed the Company that the NY Attorney General was intending to file civil claims against the Company, certain of its subsidiaries and certain directors and officers to seek redress of allegedly unlawful practices unless an acceptable settlement could be reached. The NY Attorney General alleged that the Company and the other named parties engaged in fraudulent practices in connection with CRM’s administration and marketing of workers’ compensation group self-insurance trusts in New York and in connection with the Company’s initial public offering completed in December 2005. These practices are alleged to have violated New York’s Executive Law and Martin Act, and the NY Attorney General informed the Company that it would seek injunctive relief, restitution, damages, penalties and costs with respect thereto. During recent settlement negotiations, the NY Attorney General advised the Company that any such action commenced may allege criminal actions or inaction. For information regarding the proposed settlement of this matter, please see above under the heading “― Proposed Settlement of Litigation Involving New York Self-Insured Groups.”

New York State Workers Compensation Board v. Compensation Risk Managers, LLC et al. In December 2009, the New York State Workers’ Compensation Board (NY Workers’ Compensation Board) commenced a lawsuit on its own behalf and in its capacity as successor in interest to seven of the eight workers’ compensation self-insured groups in New York previously managed by CRM. The NY Workers’ Compensation Board’s lawsuit, brought in Supreme Court of the State of New York, Albany County, alleges that CRM, Majestic Capital, its subsidiaries and certain directors and officers breached fiduciary duties owed to the self-insured groups, breached contracts between CRM and the self-insured groups, breached duties of good faith and fair dealing owed to the self-insured groups, engaged in fraudulent activities in administering the self-insured groups, engaged in deceptive business practices and advertising, and were unjustly enriched. In March 2010, the NY Workers’ Compensation Board amended its complaint to include the Elite Contractors Trust of New York, the eighth workers’ compensation self-insured group previously administered by CRM, as a plaintiff. The amended complaint alleges that the NY Workers’ Compensation Board and the self-insured groups have suffered damages in an amount that is not currently ascertainable, but which the NY Workers’ Compensation Board believes exceeds $472 million. In April 2010, CRM submitted an application to the State of New York Litigation Coordination Panel (Panel) seeking to coordinate pretrial proceedings in the following lawsuits before a single justice of the New York State Supreme Court, Albany County: (1) FS Kids LLC, et al. v. Compensation Risk Managers, LLC; (2) Armstrong Brands, Inc., et al. v. Compensation Risk Managers, LLC; (3) Arlen Senior Contracting of Central Islip, LLC, et al. v. Compensation Risk Managers, LLC; (4) 70 Sheldon Inc., et al. v. Compensation Risk Managers, LLC; (5) Healthcare Industry Trust of New York, et al. v. Compensation Risk Managers, LLC, et al.; (6) New York State Workers Compensation Board v. Compensation Risk Managers, LLC et al.; and (7) any future lawsuits which relate to CRM’s administration of group self-insured trusts in the State of New York (Coordinated Lawsuits). In connection with CRM’s application, the Panel issued an order staying each of the Coordinated Lawsuits pending the Panel’s decision.  On February 23, 2011, the Panel issued an order that any actions seeking damages alleged to have arisen from CRM’s administration of self-insured groups that provided workers’ compensation coverage to its members that were filed in the Supreme Court of the State of New York and which remain active and any such actions that are filed hereafter be coordinated unless the Panel rules otherwise. An initial conference was held on April 18, 2011.  Pursuant to that conference, an order will be circulated whereby within thirty days of the order, HITNY plaintiffs will circulate its proposed third amended complaint and the parties will then either consent to the service of same or require motion practice which will be scheduled at a later date. In the interim, all discovery proceedings and pending motions are presently stayed.  For information regarding the proposed settlement of this lawsuit, please see above under the heading “― Proposed Settlement of Litigation Involving New York Self-Insured Groups.”

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

In September 2009, CRM filed a motion to dismiss the plaintiffs’ amended complaint. CRM’s motion to dismiss was denied by the court on March 11, 2010. Following the court’s decision, in April 2010, CRM submitted an application to the Panel seeking to coordinate pretrial proceedings and on February 23, 2011, the Panel issued an order that this action would be one of the Coordinated Lawsuits.  An initial conference was held on April 18, 2011.  Pursuant to that conference, an order will be circulated whereby within thirty days of the order, HITNY plaintiff will circulate its proposed third amended complaint and the parties will then either consent to the service of same or require motion practice which will be scheduled at a later date. In the interim, all discovery proceedings and pending motions are presently stayed.  For information regarding the proposed settlement of this lawsuit, please see above under the heading “― Proposed Settlement of Litigation Involving New York Self-Insured Groups.”

Armstrong Brands, Inc., et al. v. Compensation Risk Managers, LLC. On March 6, 2009, Armstrong Brands, Inc., Metal Cladding, Inc., TREK, Inc., Petri Baking Products, Inc., Time Cap Laboratories, Inc., Custom Coatings, Inc., GPM Associates, LLC, d/b/a Forbes Products, PJR Industries, Inc., d/b/a Southside Precast Products, Lakeshore Metals, Inc. Duro-Shed, Inc., Tooling Enterprises, Inc. Northeast Concrete Products, Inc., d/b/a Concrete Building Supply and Superior Steel Studs, Inc., all of which were former members of Trade Industry Trust Workers’ Compensation Trust for Manufacturers (the Trade Trust), on their own behalf and on behalf of all others similarly situated, sued CRM in New York State Supreme Court, Erie County. The lawsuit seeks class action certification and alleges that CRM: (1) breached its contract with the Trade Trust; (2) breached its duty of good faith and fair dealing owed to the Trade Trust; (3) breached its fiduciary duties owed to Trade Trust; (4) was negligent in administering the Trade Trust; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages (a) arising from the plaintiffs’ joint and several liability for the deficit of the Trade Trust, (b) from any unpaid claims of the plaintiffs’ injured employees, (c) from potentially being liable for the costs of liquidation charged or to be charged by the WCB, and (d) from fees paid by the plaintiffs and the Trade Trust to CRM pursuant the service agreement between CRM and the Trade Trust. On August 17, 2009, CRM filed a motion to dismiss the plaintiffs’ complaint, and in response to CRM’s motion, on November 10, 2009, the plaintiffs filed an amended complaint alleging substantially the same claims and damages as contained in their original complaint. In April 2010, CRM submitted an application to the Panel seeking to coordinate pretrial proceedings and on February 23, 2011, the Panel issued an order that this action would be one of the Coordinated Lawsuits.  An initial conference was held on April 18, 2011.  Pursuant to that conference, an order will be circulated whereby within thirty days of the order, HITNY plaintiff will circulate its proposed third amended complaint and the parties will then either consent to the service of same or require motion practice which will be scheduled at a later date. In the interim, all discovery proceedings and pending motions are presently stayed.  For information regarding the proposed settlement of this lawsuit, please see above under the heading “― Proposed Settlement of Litigation Involving New York Self-Insured Groups.”

Arlen Senior Contracting of Central Islip, LLC, et al. v. Compensation Risk Managers, LLC. On August 18, 2009, Arlen Senior Contracting of Central Islip LLC, Anchor Building Maintenance Corp., Conifer Realty, LLC, Constanza Enterprises, Inc., Court Plaza Senior Apartments, L.P., John Wesley Village II, Midland Management, LLC, Niagara River World, Inc., Plattsburgh Airbase Redevelopment Corp., and Wen Management Corp., all of which were former members of the Real Estate Management Trust of New York (the Real Estate Trust), on their own behalf and on behalf of all others similarly situated, sued CRM in New York State Supreme Court, Erie County. The lawsuit seeks class action certification and alleges that CRM: (1) breached its contract with the Real Estate Trust; (2) breached its duty of good faith and fair dealing owed to the Real Estate Trust; (3) breached its fiduciary duties owed to the Real Estate Trust; (4) was negligent in administering the Real Estate Trust; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages (a) arising from the plaintiffs’ joint and several liability for the deficit of the Real Estate Trust, (b) from any unpaid claims of the plaintiffs’ injured employees, (c) from potentially being liable for the costs of liquidation charged or to be charged by the WCB, and (d) from fees paid by the plaintiffs and the Real Estate Trust to CRM pursuant the service agreement between CRM and the Real Estate Trust. On October 20, 2009, CRM filed a motion to dismiss the plaintiffs’ complaint. In April 2010, CRM submitted an application to the Panel seeking to coordinate pretrial proceedings and on February 23, 2011, the Panel issued an order that this action would be one of the Coordinated Lawsuits.  An initial conference was held on April 18, 2011.  Pursuant to that conference, an order will be circulated whereby within thirty days of the order, HITNY plaintiff will circulate its proposed third amended complaint and the parties will then either consent to the service of same or require motion practice which will be scheduled at a later date. In the interim, all discovery proceedings and pending motions are presently stayed.  For information regarding the proposed settlement of this lawsuit, please see above under the heading “― Proposed Settlement of Litigation Involving New York Self-Insured Groups.”

70 Sheldon Inc., et al. v. Compensation Risk Managers, LLC. On August 20, 2009, 70 Sheldon, Inc., Advance Relocation Storage, Inc., All County Bus, LLC, Alpha Services of Westchester, Inc., A. T. & A. Trucking Corp., B. Pariso Transport, Inc., Carmen M. Pariso, Inc., Covered Wagon Train, Inc., Exclusive Ambulette Service, Inc. Ficel Transport, Inc., North Shore Ambulance and Oxygen Service, Inc., Rivlab Transportation Corp., Woodland Leasing Co., Inc., all of which were former members of the Transportation Industry Workers’ Compensation Trust (the Transportation Trust), on their own behalf and on behalf of all others similarly situated, sued CRM in New York State Supreme Court, Erie County. The lawsuit seeks class action certification and alleges that CRM: (1) breached its contract with the Transportation Trust; (2) breached its duty of good faith and fair dealing owed to the Transportation Trust; (3) breached its fiduciary duties owed to the Transportation Trust; (4) was negligent in administering the Transportation Trust; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages (a) arising from the plaintiffs’ joint and several liability for the deficit of the Transportation Trust, (b) from any unpaid claims of the plaintiffs’ injured employees, (c) from potentially being liable for the costs of liquidation charged or to be charged by the WCB, and (d) from fees paid by the plaintiffs and the Transportation Trust to CRM pursuant the service agreement between CRM and the Transportation Trust. On October 20, 2009, CRM filed a motion to dismiss the plaintiffs’ complaint. In April 2010, CRM submitted an application to the Panel seeking to coordinate pretrial proceedings and on February 23, 2011, the Panel issued an order that this action would be one of the Coordinated Lawsuits. An initial conference was held on April 18, 2011.  Pursuant to that conference, an order will be circulated whereby within thirty days of the order, HITNY plaintiff will circulate its proposed third amended complaint and the parties will then either consent to the service of same or require motion practice which will be scheduled at a later date. In the interim, all discovery proceedings and pending motions are presently stayed.  For information regarding the proposed settlement of this lawsuit, please see above under the heading “― Proposed Settlement of Litigation Involving New York Self-Insured Groups.”

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

On March 12, 2010, the plaintiffs filed an amended complaint which contains substantially the same allegations as the original complaint, but seeks to add additional claims, including: (i) the imposition of a constructive trust upon certain assets of CRM, its affiliated entities and two former director and officers; (ii) an accounting to determine the amount and location of any assets improperly obtained by CRM, its affiliated entities and two former directors and officers; (iii) indemnification from CRM for amounts paid by plaintiffs; and (iv) an injunction pursuant to New York’s Debtor and Creditor Law restraining the disposition and appointing a receiver to take charge of the property of CRM Holdings and two former directors and officers and the setting aside of certain payments. The plaintiffs have granted CRM and its affiliates an unlimited extension of time to respond to the complaint, which may be revoked on 20 days notice. In April 2010, CRM submitted an application to the Panel seeking to coordinate pretrial proceedings and on February 23, 2011, the Panel issued an order that this action would be one of the Coordinated Lawsuits. An initial conference was held on April 18, 2011.  Pursuant to that conference, an order will be circulated whereby within thirty days of the order, HITNY plaintiffs will circulate its proposed third amended complaint and the parties will then either consent to the service of same or require motion practice which will be scheduled at a later date. In the interim, all discovery proceedings and pending motions are presently stayed.  For information regarding the proposed settlement of this lawsuit, please see above under the heading “― Proposed Settlement of Litigation Involving New York Self-Insured Groups.”

Three Brothers Electric, Inc., et. al. v. Compensation Risk Managers, LLC.  On February 23, 2011, Three Brothers Electric, Inc., Action Residential Insulation, Inc., Brothers & Company, Inc., Calvin Maintenance, Inc., Carrea & Sons, Inc., Conroy & Conroy Contractors, Inc., Delia Heating Ventilating & Air Conditioning, Inc., JPR Plumbing & Heating Co., Inc., Linaire Sheet Metal Corp., Mandon Building Systems, Inc., MLP Plumbing & Mechanical, Inc., Northern Mechanicals, Inc., OMC, Inc., Precision Carpentry of Westchester, Inc., Rochester Custom Exteriors Inc., Sid Beebe & Sons Builders, In., Tim Gray Masonery Construction, Inc., Torino Industrial, Inc., Village Dock, Inc. and Wilkstone, LLC, all of which were former members of Elite Contractors Trust of New York, on their own behalf and on behalf of all others similarly situated, sued Compensation Risk Managers, LLC in New York Supreme Court, Erie County.

The complaint seeks class action certification and alleges that CRM: (1) breached its contract with the Elite Contractors Trust; (2) breached its duty of good faith and fair dealing owed to the Elite Contractors Trust; (3) breached its fiduciary duties owed to Elite Contractors Trust; (4) was negligent in administering the Elite Contractors Trust; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages (a) arising from the plaintiffs' joint and several liability for the deficit of the Elite Contractors Trust which, as of December 15, 2010, was estimated by the New York State Workers' Compensation Board to be in excess of $82 million, (b) from any unpaid claims of the plaintiffs' injured employees in an amount presently undetermined, (c) from potentially being liable for the costs of liquidation charged or to be charged by the WCB, and (d) from fees paid by the plaintiffs and the Elite Contractors Trust to CRM pursuant to the service agreement between CRM and the Elite Contractors Trust.

This subsequently filed related action will also be coordinated with the other pending actions against CRM.  Accordingly, CRM has not yet responded to the complaint pursuant to the Litigation Coordination Panel's February 23, 2011 Order, as discussed above. For information regarding the proposed settlement of this lawsuit, please see above under the heading “ Proposed Settlement of Litigation Involving New York Self-Insured Groups.”

Other Litigation

Binghamton Giant Market v. Compensation Risk Managers, LLC, et al.  On or about February 13, 2007, CRM and The Wholesale & Retail Workers' Compensation Trust of New York (collectively, the “Binghamton Giant Defendants”) were named as defendants in a lawsuit brought by Binghamton Giant Market, Inc. (Binghamton Giant). Binghamton Giant’s complaint alleges, in essence, that from October 1, 2001 until September 30, 2005, when Binghamton Giant was a member of Wholesale-Retail, it was charged contribution dollars for remuneration that included full overtime pay for Binghamton Giant’s employees and that this resulted in Binghamton Giant being overcharged in contributions. Binghamton Giant contends that the contributions for overtime are to be calculated using straight time for the overtime, not the overtime rate. Binghamton Giant's Complaint does not distinguish between Wholesale-Retail and CRM and alleges three causes of action: (1) the Binghamton Giant Defendants have breached their contractual obligations to Binghamton Giant; (2) the Binghamton Giant Defendants have been unjustly enriched at Binghamton Giant’s expense; and (3) the Binghamton Giant Defendants have breached a fiduciary duty owed to Binghamton Giant. Binghamton Giant is seeking damages against the Binghamton Giant Defendants, jointly and severally, in the amount of $100,000 on each of the causes of action.

CRM was served on or about February 23, 2007 and an answer was interposed along with discovery demands. CRM received Binghamton Giant’s initial responses to its discovery demands on or about October 17, 2007. On or about March 17, 2008, the Binghamton Giant Defendants served a motion to amend its answer and asserted a counterclaim requesting judgment in the amount of $336,892.00, together with interest. The counterclaim is based upon Binghamton-Giant’s breach of the Joinder and Trust Agreements in that it failed to pay assessments totaling said amount. The court granted Wholesale-Retail's motion and the Binghamton Giant Defendants thereafter amended its answer to include the counterclaim. On or about March 19, 2008, Binghamton Giant served a Reply to Defendants’ Amended Complaint as well as a Demand for a Verified Bill of Particulars and Demand for Discovery and Inspection. On or about March 26, 2008, the Binghamton Giant Defendants served Binghamton Giant with their Second Set of Interrogatories seeking particulars of the affirmative defenses to the counterclaims. Plaintiff has served a reply to the counterclaims. Discovery regarding the counterclaims is still pending.  The Company intends to vigorously defend this litigation, which is in a preliminary stage, and it cannot estimate what impact, if any, the litigation may have on our business reputation, results of operations, financial condition or cash flows. If, however, this matter is decided adversely to the Company, it may result in a material adverse effect on its business, results of operations, financial conditions and cash flows.

H.C.F.A. Associates Corp. v. Compensation Risk Managers, LLC. On April 9, 2007, H.C.F.A. Associates Corp. and 17 related companies, all of which were members or former members of HITNY, sued HITNY and CRM in New York State Supreme Court, Ulster County, alleging, among other things, that HITNY and CRM failed to fulfill their obligations in connection with providing workers’ compensation claims services. CRM answered the complaint, denying the plaintiffs’ material allegations. On or about December 12, 2008, HCFA served burdensome and over broad discovery demands which CRM objected to. As a result, CRM has requested a conference with the court to discuss the discovery demands. A status conference was held on October 5, 2009 and a discovery schedule for the completion of discovery was set down as follows: all paper discovery was to be completed on or before December 31, 2009, depositions of the parties were to be completed on or before March 31, 2010, and a compliance conference was to be held on May 10, 2010. The dates on the proposed discovery schedule have been adjourned and discovery remains on-going. We intend to vigorously defend this litigation, which is in a preliminary stage, and we cannot estimate what impact, if any, the litigation may have on our business reputation, results of operations, financial condition or cash flows. If, however, this matter is decided adversely to us, it may result in a material adverse effect on its business, results of operations, financial conditions and cash flows.

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

On September 10, 2010, the plaintiffs’ filed and served an amended complaint. The amended complaint’s allegations and claims are substantially the same as those in the original complaint, except that the plaintiffs have added claims against certain of the Company’s current and former executive officers and directors for insider trading violations under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. Those directors named in the suit have entered into a Stipulation and Tolling Agreement, dated September 10, 2010, which provides that the applicable statute of limitations will be tolled for a period of two years and that such directors shall participate in discovery as if they were named defendants.   On January 7, 2011, the Company filed a motion to dismiss which is currently pending before the court.

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

New York State Workers' Compensation Board v. Classic Insurance Agency et al. v. Compensation Risk Managers, LLC.  On January 3, 2003, a lawsuit was filed naming The Kids Waterfront Corp., a former member of the Transportation Industry Worker's Compensation Trust (Transportation Trust) as a defendant. In the action, the plaintiff had suffered a double leg amputation and had alleged various claims of negligence and statutory liability in connection with unsafe machinery. The matter was ultimately settled, with respect to The Kids Waterfront, Corp., CRM, and the Transportation Trust, on July 21, 2006, in consideration of $500,000.

Because of the amount involved, Clarendon National Insurance Company (Clarendon), the excess carrier for the Transportation Trust, was notified of the claim. In response, Clarendon issued a reservation of rights letter to disclaim liability based upon various theories relating to the plaintiff's employment status. In light of these coverage issues, the Transportation Trust instituted a declaratory judgment action in May 2006, seeking a judicial declaration that Clarendon should provide excess coverage in the amount of $200,000 to the Transportation Trust for damages arising out of the Underlying Action. On December 19, 2006, the Declaratory Judgment Action was settled, wherein the Transportation Trust agreed to release Clarendon in consideration of $200,000.  On June 4, 2008, a lawsuit was brought by the Transportation Trust and Clarendon against Classic Insurance Agency, the insurance brokers for The Kids Waterfront, Corp. The complaint asserts claims for negligent misrepresentation and fraud in connection with the defendants' submission of the application for membership in the Transportation Trust on behalf of The Kids Waterfront, Corp. The complaint sought recovery of defense fees and/or settlement proceeds paid in the Underlying Action including the $500,000 settlement. Following the assumption of the Transportation Trust, a motion was filed and granted substituting the WCB, as successor in interest to the Transportation Trust, as the plaintiff in place of CRM.

On April 20, 2010, a third party action was brought against CRM by the Classic Insurance Agency and Lifetime Insurance Brokerage, the insurance brokers for The Kids Waterfront Corp., and Andrea Meister, the individual broker (collectively, the Brokers). The Third Party Action asserts two causes of action: (1) equitable subrogation (Classic stands in the shoes of Clarendon and the Transportation Trust) and seeks recovery from CRM for any amounts paid by the Brokers to Clarendon and/or the Transportation Trust due to CRM's negligent and/or failure to adequately investigate and/or underwrite The Kids Watefront Corp. application as well as a lack of a loss control inspection; and (2) contribution such that if the plaintiffs are able to prove any causes of action against the Brokers, then CRM will be liable for the proportionate share of any damages suffered by Clarendon and/or the Transportation Trust and/or proximately caused by the acts or omissions of CRM. The Complaint was served on CRM on April 30, 2010.  On May 19, 2010, CRM filed a motion to dismiss and/or sever the third-party plaintiffs’ complaint on the grounds that the plaintiffs’ failed to properly commence the third-party action and the equitable subrogation and contribution claims fail as a matter of law. On June 11, 2010, third-party plaintiffs filed an Opposition to CRM's motion to dismiss and/or sever the third-party action. CRM filed a reply on June 22, 2010.  On October 26, 2010, CRM appeared for a conference which was adjourned to January 25, 2011 as CRM's motion to dismiss and/or sever the third-party plaintiffs complaint was still pending. The Court gave the plaintiff a new Note of Issue date of January 31, 2011.  The Court recently rendered a decision on the motion, granting it to the extent CRM sought to dismiss the claim for equitable subrogation.  On or about March 30, 2011, CRM served its answer and served discovery demands on plaintiffs and third party plaintiffs.  A status conference was held on April 12, 2011 wherein a discovery order was entered into.  The order requires that plaintiffs and third-party defendants produce documents within thirty days of the date of the order, depositions are to commence on June 1, 2011 and the deadline for filing the Note of Issue is now August 30, 2011.  The next status conference has been scheduled for July 26, 2011.  The Company intends to vigorously defend this litigation, which is in a preliminary stage, and it cannot estimate what impact, if any, the litigation may have on our business reputation, results of operations, financial condition or cash flows. If, however, this matter is decided adversely to the Company, it may result in a material adverse effect on its business, results of operations, financial conditions and cash flows.

California Plastering, Inc., et al. v. Pridemark-Everest Insurance Services, Inc., et al. On November 1, 2010, California Plastering, Inc., Collins Builders, Inc., Evans & Son, Inc., Pacific Wall Systems, Inc., Quality Production Services, Inc., Rutherford Co., Inc., Sound Control Company, Southern California Boiler, Inc., Summer Systems, Inc., Versatile Coatings, Inc. and Vision Builders Group, all of which were former members of the Contractors Access Program of California (CAP), sued CRM, CRM CA, Majestic USA and Majestic Insurance Company in California Superior Court, County of Orange. The plaintiffs also named their former insurance broker and two former trustees of CAP.  Plaintiffs are seeking damages from the defendants’ alleged mismanagement and wrongful conduct with respect to CAP. As against CRM CA and its affiliated entities, the lawsuit alleges that CRM CA and its affiliated entities: (1) engaged in common law fraud during the administration of CAP; (2) negligently misrepresented information relative to CAP; (3) breached fiduciary duties and aided and abetted in breached of fiduciary duties owed to CAP; (4) violated California state securities laws by (a) selling membership interests in CAP which were unregistered securities and (b) making such sales by means of untrue statements of fact and material omissions; and (5) engaged in deceptive business practices.  The plaintiffs are seeking damages (a) for the amount of CAP’s underfunding, which the plaintiffs have currently estimated to be in excess of $30 million, or as established at trial, (b) punitive damages, (c) rescission of plaintiffs’ purchase of membership interests in CAP and the return of their contributions paid into the program, or damages according to proof at trial, and (d) costs and attorney fees.  On or about February 10, 2011, CRM CA filed a demurrer.  On March 10, 2011, the Court rendered a decision sustaining with leave to amend as to the cause of action regarding breach of fiduciary duty and overruled the demurrer as to the remaining causes of action.  On or about February 10, 2011, CRM filed a motion to quash service for lack of personal jurisdiction. On March 10, 2011, the Court rendered a decision denying CRM’s motion to quash service of the summons for lack of personal jurisdiction.  The Company intends to vigorously defend this litigation and the Company cannot estimate what impact, if any, the litigation may have on its business reputation, results of operations, financial condition or cash flows. If, however, this matter is decided adversely to the Company, it may result in a material adverse effect on its business, results of operations, financial conditions and cash flows.

Contractors Access Program of California v. Majestic Capital, Ltd., et al.  On December 20, 2010 Contractors Access Program of California (CAP), by Bickmore Risk Services, as Conservator, sued CRM, CRM CA, Majestic USA, Majestic Capital, Ltd., Twin Bridges (Bermuda) Ltd., Majestic Insurance Company, Daniel G. Hickey, Jr., and Chester Walczyk in California Superior Court, County of San Francisco.  The plaintiffs also named two former trustees along with their respective employers.   Plaintiffs are seeking damages from the defendants’ alleged mismanagement and wrongful conduct with respect to CAP.   As against CRM CA and its affiliated entities, the lawsuit alleges that CRM CA and its affiliated entities:  (1) breached fiduciary duties and aided and abetted in breaches of fiduciary duties owed to CAP; (2) breach of the Service Agreement and Field Consulting Agreement; (3) unjust enrichment; (4) rescission and restitution against Majestic Insurance Company; and (5) fraudulent conduct within the meaning of Business & Professions Code§17200.   The plaintiffs are seeking damages (a) for the amount of CAP’s underfunding, which the plaintiffs have currently estimated to be in excess of $34 million, or as established at trial, (b) exemplary and punitive damages, (c) rescission of plaintiffs’ purchase of membership interests in CAP and the return of their contributions paid into the program, or damages according to proof at trial, and (d) costs and attorney fees.  On or about February 28, 2011, Plaintiff filed an amended complaint making similar allegations to the original complaint and deleting the rescission cause of action. CRM CA and its affiliated entities’ responsive pleadings are due on April 12, 2011.  The Company intends to vigorously defend this litigation, which is in a preliminary stage, and the Company cannot estimate what impact, if any, the litigation may have on its business reputation, results of operations, financial condition or cash flows.   If, however, this matter is decided adversely to the Company, it may result in a material adverse effect on its business, results of operations, financial conditions and cash flows.

Mark Tanner Construction, Inc., et al. v. Majestic Capital, Ltd., et al.  On January 27, 2011, Mark Tanner Construction, Inc., Doe Gelso Construction, Inc., Mt. Lincoln Construction, Inc., and Sierra Paint & Chemical, Inc., all of which were former members of the Contractors Access Program of California (CAP), sued CRM, CRM CA, Majestic USA, Majestic Capital, Ltd., Twin Bridges (Bermuda) Ltd., Embarcadero Insurance Holdings, Inc., Majestic Insurance Company, Louis J. Viglotti, Chester Walczyk, James J. Scardino, and Bayside Capital Partners, LLC (“Bayside”) in California Superior Court, County of San Francisco.   The plaintiffs also named three former trustees of CAP.   Plaintiffs are seeking damages from the defendants’ alleged mismanagement and wrongful conduct with respect to CAP.   As against CRM CA and its affiliated entities, the lawsuit alleges that CRM CA and its affiliated entities:  (1) engaged in common law fraud during the administration of CAP; (2) negligently misrepresented information relative to CAP; (3) violated the Uniform Fraudulent Transfer Act California Civil Code; (4) violated Title 18 U.S.C. Section 1961, et seq., Racketeer Influenced and Corrupt Organizations Act; and (5) breached reinsurance contracts.  The plaintiffs are seeking special and general damages including but not limited to (a) return of premiums and other monies paid as part of the enrollment and participation in the program; (b) punitive damages, (c) rescission of contracts between plaintiffs and defendants; (d) an order stopping the transfer to Bayside until the obligation of the defendants to plaintiffs is determined and satisfied in full; (e) an attachment or other provisional remedy against the assets of defendant sought to be or actually transferred to Bayside; (f) an injunction stopping the merger and/or transfer to Bayside or any other entity; (g) appointment of a receiver to recapture the assets transferred in violation of the Uniform Fraudulent Transfer Act; (h) an order against defendants that they divest themselves of all interest in the enterprises of the defendants; (i) an order of dissolution of all of the enterprises of all the defendants; (j) a restraining order prohibiting any action of defendants pending the outcome of this litigation; and (k) costs and attorney fees with interest at the legal rate.  The Company intends to vigorously defend this litigation, which is in a preliminary stage, and the Company cannot estimate what impact, if any, the litigation may have on its business reputation, results of operations, financial condition or cash flows.   If, however, this matter is decided adversely to the Company, it may result in a material adverse effect on its business, results of operations, financial conditions and cash flows.

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

Doria Enterprises Inc., et al. v. RMI Consulting, Inc., et al. v. Compensation Risk Managers, LLC. In November 2010, RMI Consulting, Inc. and James W. Barber sued CRM as a third-party defendant in a lawsuit commenced by Doria Enterprises, Inc. and Grace’s Marketplace, Inc. against RMI Consulting, Inc. and Mr. Barber in New York State Supreme Court, New York County. RMI Consulting, Inc. and Mr. Barber allege that CRM should be held liable for common law indemnification and contribution in the event that RMI Consulting, Inc. and Mr. Barber are held liable to plaintiffs in the underlying action, in which the plaintiffs have alleged misrepresentations, omissions, and professional negligence against RMI Consulting, Inc. and Mr. Barber while acting as plaintiffs’ brokers and allegedly wrongfully inducing the plaintiffs to become members of the Wholesale-Retail Workers’ Compensation Trust.  The Company filed a motion to dismiss which is currently pending before the Court.  The Company intends to vigorously defend this litigation, which is in a preliminary stage, and the Company cannot estimate what impact, if any, the litigation may have on its business reputation, results of operations, financial condition or cash flows. If, however, this matter is decided adversely to the Company, it may result in a material adverse effect on its business, results of operations, financial conditions and cash flows.

Regulatory Proceedings

New York State Insurance Department Inquiry

In June 2008, Majestic Insurance received a “Call for Special Report and Documents Pursuant to Section 308 of the Insurance Law” from the New York State Insurance Department. Among other items, the New York State Insurance Department requested information related to Majestic Insurance’s loss reserving practices and Majestic Insurance’s providing insurance to former members of the group self-insured trusts previously managed by CRM as insureds of Majestic Insurance. In September 2009, Majestic Insurance received a further request from the New York State Insurance Department requesting information related to CRM’s acquisition of Majestic Insurance and additional information related to Majestic Insurance’s issuance of workers’ compensation policies in New York, including policies issued to previous members of the group self-insured trusts managed by CRM. Majestic Insurance is cooperating fully with the New York State Insurance Department. To the Company’s knowledge, the New York State Insurance Department has not initiated any proceedings against Majestic Insurance. The Company cannot currently predict when the New York State Insurance Department will conclude its review, what, if any, actions may be taken by the New York State Insurance Department, or the effect any such action may have on the Company’s results of operations, reputation, financial condition, or cash flows.

New York State Workers’ Compensation Board Inspector General Investigation

On or about January 9, 2009, Majestic Insurance’s underwriting department received a subpoena from the New York State Workers Compensation Board Office of the Fraud Inspector General. The subpoena requested production of various documents related to the issuance of excess workers’ compensation and employers’ liability policies by Majestic Insurance to the Elite Contractors Trust of New York. On May 8, 2009, CRM Holdings and Twin Bridges received a subpoena from the New York State Workers’ Compensation Board Office of Fraud Inspector General. The subpoena requested documents related to quota share agreements and a novation agreement among Twin Bridges, NY Marine and General and Majestic Insurance. The subpoenas were captioned In the Matter of Compensation Risk Managers, LLC and were assigned Inspector General Case No. 38839. To the Company’s knowledge, the Inspector General has not commenced any action against CRM or any of its affiliates. The Company cannot currently predict when the New York State Workers’ Compensation Board Office of Fraud Inspector General will conclude its review, what, if any, action may be taken by the Office of Fraud Inspector General, or the effect any such action may have on the Company’s business reputation, results of operations, financial condition or cash flows.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares began trading on December 21, 2005 on the NASDAQ Global Select Market under the symbol CRMH. In May 2010, our shareholders approved changing the name of CRM Holdings Ltd. to Majestic Capital Ltd.  In conjunction with this change, our NASDAQ stock symbol changed to MAJC.  Effective May 21, 2010, we transferred our stock listing from the NASDAQ Global Select Market to the NASDAQ Capital Market as further discussed in Item 1 “Change in NASDAQ Exchange and Reverse Share Split.”

As of December 31, 2010, there were approximately 8 holders of record of our common shares and 1 holder of record of our Class B shares. Prior to December 21, 2005, there was no public market for our common shares.

The following table sets forth, for the periods indicated, the high and low closing sales share prices of our post reverse share split common shares as reported on the NASDAQ Global Select Market (prior to May 21, 2010) and the NASDAQ Capital Market (May 21, 2010 and forward):

	2011		2010		2009
Period	High	Low	High	Low	High	Low
First Quarter	$4.44	$0.54	$8.00	$2.90	$18.00	$4.40
Second Quarter	—	—	$6.30	$2.60	$14.00	$6.20
Third Quarter	—	—	$3.90	$1.90	$12.00	$9.10
Fourth Quarter	—	—	$4.49	$3.80	$10.60	$3.00

On April 18, 2011, the closing sale price per share of our common shares was $0.38.  Please see Risks Related to Our Common Shares in Item 1A above.

Dividend Policy

We have never paid cash dividends on our common shares. We currently intend to retain any future earnings to finance our operations and growth. As a result, we do not expect to pay any cash dividends on our common shares for the foreseeable future. Any future determination to pay cash dividends on our common shares will be at the discretion of our board of directors and will be dependent on our earnings, financial condition, operating results, capital requirements, any contractual, regulatory or other restrictions on the payment of dividends by our subsidiaries to Majestic Capital, and other factors that our board of directors deems relevant.

Majestic Capital is a holding company and has no direct operations. Our ability to pay dividends in the future depends on the ability of our operating subsidiaries to pay dividends to us. Our insurance and reinsurance subsidiaries are regulated insurance companies and therefore are subject to significant regulatory restrictions limiting their ability to declare and pay dividends as discussed in greater detail in Item 1. under the heading “Regulation.”

During 2010 and 2009, Majestic Insurance paid $0.2 million and $3.0 million in dividends to Embarcadero.  Majestic Insurance did not pay any dividends to Embarcadero during 2008.  Currently, Majestic Insurance is not able to pay any dividends without prior approval of the CA DOI as discussed in greater detail in Item 1 under the heading “Item 1. Business –Regulation – State Insurance Regulation in the United States.”  For the years ended December 31, 2010, 2009 and 2008, Twin Bridges paid dividends and distributed capital in an aggregate amount of $9.0 million, $6.0 million and $40.7 million. In 2011, Twin Bridges is not able to pay any dividends without prior approval of the BMA as discussed in greater detail in Item 1 under the heading “Item 1. Business – Regulation – Bermuda Regulation - Restrictions on Dividends and Distributions.”

In addition to these regulatory restrictions, U.S. withholding tax payable on dividends paid to Majestic Capital by our U.S. subsidiaries affects our ability to pay dividends. Any dividends paid from our U.S. subsidiaries to us would be subject to a U.S. federal withholding tax of 30%.

Majestic Capital’s ability to pay dividends is subject to restrictions contained in the Companies Act. Under the Companies Act, we may declare or pay a dividend out of Majestic Capital’s retained earnings, or make a distribution out of contributed surplus, only if we have reasonable grounds for believing that Majestic Capital is and, after the payment of such dividends, will be able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item concerning securities authorized for issuance under equity compensation plans is set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial information for the periods ended and as of the dates indicated. The selected consolidated statement of operations information for the years ended December 31, 2010, 2009 and 2008 and the selected consolidated balance sheet information as of December 31, 2010 and 2009 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations information for the years ended December 31, 2007 and 2006 and the selected consolidated balance sheet information as of December 31, 2008, 2007 and 2006 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

We have ceased operations of our fee-based subsidiaries – CRM CA, CRM and Eimar. Accordingly, the results of operations of CRM CA, CRM and Eimar are reported as discontinued operations for all periods presented.

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

Selected Consolidated	Years Ended December 31,
Statement of Operations Information
	2010	2009	2008	2007	2006
	(in thousands except for per share data)
Revenues
Net premiums earned	$51,194	$80,524	$121,942	$116,843	$30,702
Investment income	10,604	16,303	13,906	11,261	4,176
Total revenues	61,798	96,827	135,848	128,104	34,878
Expenses
Losses and loss adjustment expenses	51,188	81,654	85,506	64,075	10,490
Policy acquisition costs and other expenses	12,605	15,716	20,040	19,806	8,249
General, administrative and interest expenses	29,768	35,637	30,525	27,043	10,984
Severance and other expenses	13,113	5,477	825	—	—
Total expenses	106,674	138,484	136,896	110,924	29,723

(Loss) income from continuing operations before income taxes	(44,876)	(41,657)	(1,048)	17,180	5,155
Tax (benefit) provision from continuing operations	(972)	3,515	(2,385)	165	(1,929)
(Loss) income from continuing operations	(43,904)	(45,172)	1,337	17,015	$7,084

(Loss) income from discontinued operations before income taxes	(4,703)	(948)	(4,226)	4,574	10,677
Tax provision (benefit) from discontinued operations	10	714	(1,393)	1,447	3,505
(Loss) income on discontinued operations	(4,713)	(1,662)	(2,833)	3,127	7,172

Net (Loss) Income	$(48,617)	$(46,834)	$(1,496)	$20,142	$14,256

Basic and fully diluted (loss) earnings per share from continuing operations	$(25.81)	$(26.92)	$0.81	$10.44	$4.36
Basic and fully diluted (loss) earnings per share from discontinued operations	$(2.77)	$(0.99)	$(1.72)	$1.92	$4.41
Basic and fully diluted (loss) earnings per share	$(28.58)	$(27.91)	$(0.91)	$12.36	$8.77

Weighted average common shares outstanding	1,701	1,678	1,644	1,629	1,625
Weighted average fully diluted shares outstanding(1)	1,701	1,678	1,644	1,631	1,625

	December 31,
Selected Consolidated
Balance Sheet Information	2010	2009	2008	2007	2006
	(in thousands, except share data)
Assets
Cash and cash equivalents	$22,118	$44,087	$29,234	$34,286	$22,328
Cash and cash equivalents, restricted	2,374	5,922	810	—	5,763
Investments	263,327	282,569	314,818	267,212	206,768
Premiums receivable, net	6,073	6,246	11,935	13,891	17,589
Reinsurance recoverable and prepaid reinsurance	132,623	123,767	63,801	38,584	30,749
Other receivables	4,445	5,720	6,283	7,766	7,897
Deferred policy acquisition costs	1,573	758	1,084	623	1,143
Current income taxes, net	—	6,979	3,208	(275)	(298)
Deferred income taxes, net	—	—	7,809	7,473	6,803
Goodwill and other intangible assets, net	276	436	3,252	3,521	2,695
Other assets	3,382	6,463	5,166	6,779	4,400
Total assets	$436,191	$482,947	$447,400	$379,860	$305,838

Liabilities and shareholders’ equity
Reserves for losses and loss adjustment expenses	$314,537	$317,497	$245,618	$188,848	$153,622
Reinsurance payable	29,985	20,357	9,424	5,741	1,321
Unearned premiums	9,622	10,599	13,090	8,853	8,080
Long-term debt	44,083	44,083	44,083	44,084	44,115
Other liabilities	22,530	29,677	26,325	24,796	15,056
Total liabilities	421,757	422,213	338,540	272,322	222,194

Common shares, $1.00 par value per share, 5 billion shares authorized (1)	167	165	162	160	155
Class B shares (2)	4	4	4	4	8
Additional paid-in capital	71,499	71,057	69,743	68,192	66,566
Retained (deficit) earnings	(59,832)	(11,215)	35,619	37,115	16,973
Accumulated other comprehensive income (loss)	2,596	723	3,332	2,067	(58)
Total shareholders’ equity	14,434	60,734	108,860	107,538	83,644

Total liabilities and shareholders’ equity	$436,191	$482,947	$447,400	$379,860	$305,838

(1)	1.7 million common shares issued and outstanding at both December 31, 2010 and 2009, and 1.6 million common shares issued and outstanding at December 31, 2008, 2007 and 2006.

(2)	0.04 million Class B shares issued and outstanding at December 31, 2010, 2009,2008, and 2007 and 0.08 million Class B shares issued and outstanding at December 31, 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a specialty provider of workers’ compensation insurance products and services.  Through our subsidiaries, we seek to provide quality products and services that fit the needs of our insureds and clients and are dedicated to developing and maintaining a mutually beneficial long-term relationship with them.  Historically, our workers’ compensation insurance coverage was offered to employers in California, New York, New Jersey, Arizona, Nevada and other states.

Executive Summary

We did not achieve our overall business, financial and shareholder performance expectations for fiscal year 2010.  Our net loss from continuing operations in 2010 was $43.9 million compared to $45.2 million in 2009.  The major factors contributing to our net losses include:

•	a significant decrease in our net written and net earned premiums due to the A.M. Best downgrade and ongoing recession;

•	unacceptable loss and loss adjustment and underwriting expenses given the lower in-force premium levels; and

•	severance and other charges taken in 2010 due to the substantial doubt concerning our ability to continue as a going concern and resulting violation of contractual covenants.

Factors Influencing our Future Performance.  Our future operating results and financial conditions will be affected by many factors including the following, all of which are discussed in “Item 1 – Business – Significant Developments:”

•	the 2010 Announcement and 2011 termination of the Bayside Amalgamation;

•	the 2011 decision to withdraw from the New York/New Jersey market’

•	the 2011 A.M. Best downgrade of Majestic Insurance;

•	the CA DOI conservation and rehabilitation of Majestic Insurance; and

•	the possible bankruptcy, insolvency, or liquidation of our non-insurance companies.

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

Our Insureds’ Payroll Levels. Our insurance premiums are ultimately determined by the policyholder’s aggregate payroll. Based on the ongoing recession in the U.S., we have seen a rise in unemployment, and as a result, we continue to experience a downward trend in the payroll levels of our insureds. Consequently, this downward trend in payrolls has resulted in a downward trend of our net earned premiums. Until unemployment declines, we may continue to experience a downward trend in our insureds’ payrolls and our net earned premiums. To the extent that payroll levels on insureds’ policies continue to decline as a result of the recession, our actual premiums earned may be less than expected.

California’s Premium Rates. In California, the state in which the largest amount of our workers’ compensation premiums are earned, the Workers’ Compensation Insurance Rating Bureau of California (WCIRB), an industry-backed private organization that provides statistical analysis, recommends claims cost benchmarks to be used by companies in determining their premium rates. The WCIRB’s recommendations are reviewed by the CA DOI, which also adopts and publishes its own claims cost benchmark. The benchmark rates cover expected loss costs, but do not contain an element to cover operating expenses or profit.

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

Effective October 1, 2009, the loss cost multiplier in New York State realized an increase of 4.5% and the New York State assessment increased from 13.4% to 14.2% of standard premium. Commencing October 1, 2010, New York State approved a 7.7% increase in the loss cost multiplier coupled with an upward adjustment of the State assessment from 14.2% to 18.1%.

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

A portion of our premiums are written on an adjustable basis, and premiums from those policies can be adjusted retrospectively in accordance with the actual loss experience of the policyholders’ claims arising during the policy term.  These retrospective premium adjustments are periodically made to the net premiums earned to reflect the changes in the estimation of the policyholders’ ultimate losses as more information becomes available over time.

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

Investment Income. Our investment income is dependent upon the invested assets in our portfolio and the yield that we earn on those invested assets. Our investment yield depends on market interest rates and the credit quality and maturity period of our invested assets. In addition, we realize capital gains or losses on sales of investments and realize losses on impairment of investments as a result of (1) the inability and intent to hold investments to maturity; and (2) changing market conditions, including changes in market interest rates and changes in the credit quality of our invested assets. Investment income is recorded net of investment expenses.

Our expenses consist primarily of the following:

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses reflect our best estimate, using various actuarial analyses, of ultimate losses and loss adjustment expenses, net of any reinsurance recoverables, we expect to incur on each insurance and reinsurance contract written. Actual losses and loss adjustment expenses will depend on actual costs to settle our claims and the actual expenses incurred in settling the claims.  Our loss adjustment expenses include allocated loss adjustment expenses (ALAE) or amounts that can be attributed to specific claims and unallocated loss adjustment expenses (ULAE) or claims expenses, including costs of maintaining a claims department that are not directly attributable to specific claims.

Underwriting and Acquisition Expenses. Underwriting and acquisition expenses consist of certain personnel expenses of our insurance operations, impairment of goodwill, other operational expenses and commissions, premium taxes, other policy issuance costs of our insurance subsidiaries relating to the underwriting and issuance of workers’ compensation insurance policies.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel expenses, professional fees and other public company general and administrative expenses.

Severance and Other Charges.  Severance and other charges represent infrequent expenses incurred that are not directly related to (1) our workers’ compensation business; or (2) the cost of being a public company.  The expenses include the acceleration of future payments due under our operating leases, termination fees and other costs related to the restructuring of our facilities lease in Poughkeepsie, New York, the acceleration of the amortization of the debt issuance costs on our long-term debt obligations, and employee and former Co-Chief Executive Officer severance.

Discontinued Operations

 The results of CRM CA, CRM and Eimar are included in discontinued operations for all periods presented.  CRM CA ceased providing administrative services to self-insured groups on December 31, 2010.  As of September 8, 2008, we ceased to manage self-insured groups in New York or provide bill review and case management services for self-insured groups or third party clients.

Change in Reportable Segments

We previously reported our results in four operating segments: primary insurance (Majestic Insurance), reinsurance (Twin Bridges), fee-based management services (CRM CA), and corporate and other (Majestic Capital, Majestic USA and Embarcadero). Effective January 1, 2010, we have reflected changes in segment reporting and no longer report multiple segments. The change from reporting four reportable segments to a single segment reflects our current business activities and organizational changes. The prior periods have been restated to conform to the current period presentation.

The changes in segment reporting include aggregating our primary insurance and reinsurance segments, Majestic Insurance and Twin Bridges, into a single “risk-bearing” segment in accordance with the framework established by segment reporting guidance. Twin Bridges only reinsures risk underwritten at Majestic Insurance, both use independent agents/brokers to produce business, and both Majestic Insurance and Twin Bridges, as insurance companies, are subject to insurance regulatory environments. Further, the operations of CRM CA have been reclassified as discontinued operations as described above in Discontinued Operations.  Lastly, Majestic Capital, Majestic USA and Embarcadero have no revenues and are not viewed as a discrete operation for decision-making purposes and therefore are not a reportable segment.

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

Reserve for Losses and Loss Adjustment Expenses

We record reserves for estimated losses under insurance policies that we write and for loss adjustment expenses related to the investigation and settlement of policy claims. Our reserves for losses and loss adjustment expenses represent the estimated cost of all reported and unreported losses and loss adjustment expenses incurred and unpaid at any given point in time based on known facts and circumstances. In establishing our reserves, we do not use loss discounting, which would involve recognizing the time value of money and offsetting estimates of future payments by future expected investment income. Our reserves for loss and loss adjustment expenses are estimated using case-by-case valuations and various actuarial analyses. Additional information regarding our reserves for losses and loss adjustment expenses and our processes for establishing the reserves can be found in Item 1 under the headings “Business – Reserves for Losses and Loss Adjustment Expenses.”

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

Our loss reserves can also vary due to factors that include, but are not limited to, the following:

•	mix of injury type;

•	change in mix of business by state;

•	change in mix of business by employer type;

•	small volume of internal data; and

•	significant exposure growth over recent data periods.

Impact of Changes in Key Assumptions on Reserve Volatility. The most significant factor currently impacting our loss reserve estimates is the reliance on our and industry historical reserving patterns and loss payments, also referred to as loss development patterns. The actuarial methods that we use depend at varying levels on loss development patterns based on past information. Development is defined as the difference, on successive valuation dates, between observed values of certain fundamental metrics that may be used in the loss reserve estimation process. For example, the data may be paid losses, case incurred losses and the change in case reserves or claim counts, including reported claims, closed claims or reopened claims. Development can be expected, meaning it is consistent with prior results; favorable (better than expected); or unfavorable (worse than expected). In all cases, we are comparing the actual development of the data in the current valuation with what was expected based on the historical patterns in the underlying data. Favorable development indicates a basis for reducing the estimated ultimate loss amounts, thereby increasing our operating results, while unfavorable development indicates a basis for increasing the estimated ultimate loss amounts, thereby decreasing our operating results. We reflect the favorable or unfavorable development in loss reserves in the results of operations in the period in which the ultimate loss estimates are changed.

The predictive ability of loss development factors is dependent on consistent underwriting, claims handling, and inflation, among other factors, and predictable legislatively and judicially imposed legal requirements.  If all things remain equal, losses incurred in 2010 should develop similarly to losses incurred in 2009 and prior years. Thus, if the net loss ratio, which is calculated by dividing the loss and loss adjustment expense by net premiums earned, for premiums written in year one is 94% we expect that the net loss ratio for premiums written in year 2 also would be 94%. However, due to the inherent uncertainty in the loss development factors, our actual liabilities may differ significantly from our original estimates.

Our estimated ultimate losses for accident year 2010 are based on a combination of the three primary methods described in Item 1 above under the heading “Business – Reserves for Losses and Loss Adjustment Expenses,” plus consideration of trended pure premiums. This is consistent with our reserving approach for the current accident year at prior year-end valuations. During the year ended December 31, 2010, we adjusted our current year estimated loss and ALAE ratio to 79% from 86%. We adjusted the estimated loss ratio for 2010 due to the increase in the average premium rate level in California and a reduction in our exposure in the higher loss ratio states of New York and New Jersey.

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

In our primary insurance policy business, our paid loss data for state act indemnity for California displayed increasing, or inflationary, trends over the most recent valuations at December 31, 2010. The increasing trends are exhibited in the paid loss development data for the 2007 and 2008 accident years. The decision to increase the estimated ultimate losses for accident years 2007 and 2008 was appropriately made, as the underlying loss data showed deterioration over the prior twelve months.  We did not see similar increase in paid loss development for the 2004 through 2006 accident years.  Accordingly, we have not increased the estimated ultimate losses for those accident years.  We believe that our loss development factor selections are appropriate given the relative immaturity of our data. Over time, as the data for these accident years mature and uncertainty surrounding the ultimate outcome of the claim costs and associated loss adjustment expenses diminishes, the full impact of the actual loss development will be factored into our assumptions and selections.

We have limited historical experience in our excess insurance policy business and therefore we perform a ground-up analysis of loss emergence patterns of the insured.  The expected ultimate impact of these excess policies is based upon actual experience of the insureds’ and industry excess of loss factors which vary by state and hazard group.  Gross losses were developed to ultimate and the portion of the losses expected to exceed our retention with respect to each insured was calculated.  We reevaluated the loss ratios at December 31, 2010 and recognized favorable development for that year ended. The favorable development relates primarily to California accident years 2004 and 2006 for which actual results have been better than industry excess of loss factors.

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

As discussed above, there are a number of variables that can impact, individually or in combination, the adequacy of our loss and loss adjustment expense liabilities. While the actuarial methods employed factor in amounts for these circumstances, the loss reserves may prove to be inadequate despite the actuarial methods used. An example is provided below to highlight the potential variability present in our loss reserves

Claim cost inflation can result from medical cost inflation, wage inflation and severity of injury. As discussed above, the actuarial methods employed include an amount for claim cost inflation based on historical experience with some adjustment in cases of legislative reforms. We assume that the historical effect of this factor, which is embedded in our experience and industry experience, is representative of future effects for claim inflation. To the extent that the historical factors and the actuarial methods utilized, are inadequate to recognize future inflationary trends, our unpaid loss and loss adjustment expense liabilities may be inadequate. The more recent accident years are subject to greater variability.  If our estimate of future loss cost trends is three percentage points inadequate (e.g., if we estimate a 6% annual trend and the actual trend is 9%), our unpaid loss and loss adjustment expense liability would be inadequate by approximately $10.2 million on a pre-tax basis, or 3%, as of December 31, 2010. Under these assumptions, the inadequacy of approximately $10.2 million represents approximately 70% of total shareholders’ equity at December 31, 2010. The impact of any reserve deficiencies, or redundancies, on our reported results and future earnings is discussed below.

We review our reserves on a quarterly basis to determine whether they are consistent with our actual results.  In the event of a discrepancy, we would seek to determine the causes (underwriting, claims, inflation, regulatory) and would adjust our reserves accordingly. In the event that our estimates of ultimate unpaid loss and loss adjustment expense liabilities prove to be greater or less than the ultimate liability, our earnings and financial position could be positively or negatively impacted. Earnings would be reduced by the amount of any deficiencies in the year(s) in which the claims are paid or the unpaid loss and loss adjustment expense liabilities are increased. For example, if we determined our unpaid loss and loss adjustment expense liability of $314.5 million as of December 31, 2010 to be 5% inadequate, we would experience a pre-tax reduction in earnings of approximately $15.7 million. The reduction could be realized in the year when the deficiency is identified. The deficiency would also impact our financial position because our statutory surplus would be reduced by an amount equivalent to the reduction in net income. Any deficiency is typically recognized in the unpaid loss and loss adjustment expense liability and, accordingly, it typically does not have a material effect on our liquidity because the claims have not been paid. Since the claims will typically be paid out over a multi-year period, we have generally been able to adjust our investments to match the anticipated future claim payments. Conversely, if our estimates of ultimate unpaid loss and loss adjustment expense liabilities prove to be redundant, our future earnings and financial position would be improved.

Loss Reserve Adequacy – California Department of Insurance Examination of Majestic Insurance. We are currently undergoing an examination by the CA DOI for calendar years 2005 through 2010.  As part of its examination, the CA DOI conducts a review of the adequacy of our statutory carried reserves for losses and loss adjustment expenses, net of reinsurance (statutory loss reserves).  In its examination report, the statutory loss reserves estimated by the CA DOI are approximately $41.0 million higher than the statutory loss reserves carried by us at December 31, 2010.

Approximately 60% of the discrepancy between the estimated statutory loss reserves of the CA DOI and our carried statutory loss reserves at December 31, 2010 is attributable to statutory loss reserves for business underwritten in California, where certain assumptions made by CA DOI resulted in higher estimated statutory loss reserves.  These assumptions include:  (1) a greater projected amount of development expected after eight years (the tail); and (2) a difference in the loss ratio used to approximate our statutory loss reserves - the CA DOI maintains that given the significant growth of premiums for the years 2007-2009, the loss ratio experienced will not be better than the industry loss ratio (as determined by the Workers; Compensation Insurance Rating Bureau of California – or WCIRB) for those accident years.

The remainder of the difference between the estimated statutory loss reserves of the CA DOI and our carried reserves at December 31, 2010 is attributable to statutory loss reserves for business underwritten in New York and New Jersey.  The methodology used by the CA DOI is based largely on the application of industry loss development factors in each state, with no weight given to our consistent nationwide case reserving philosophy.

We have evaluated the analyses of the CA DOI concerning the loss reserve adequacy of Majestic Insurance.  We continue to believe that the statutory loss reserves carried by Majestic Insurance at December 31, 2010 are adequate and therefore we have not increased our carried statutory loss reserves.  The decision to maintain the statutory loss reserves at their current level is based on the following factors:

•
An expectation of  less tail development in California – this expectation is based on (1)years of historical experience (dating back to 1986) which is a good baseline for estimating the tail development for business underwritten in California; and (2) a prudent selection of loss development factors whereby we have made adjustments for extraordinarily large claims that tend to distort the average loss development factors relative to the size of the company;

•
The use of traditional actuarial methods to determine the loss ratios for business underwritten in California as compared to the industry factors exclusively used by the CA DOI – the traditional actuarial methods we used have historically resulted in better-than-WCIRB industry loss ratios in California; and

•
The inclusion of reported loss development of our California business in the establishment of statutory loss reserves for business underwritten in New York and New Jersey.  The same case reserving philosophy is maintained nationwide under the direction of a claims executive with over twenty-five years of industry experience.

Reinsurance Recoverable

Amounts recoverable from reinsurers are estimated on an individual contract basis, in a manner consistent with the associated reserve for losses and loss adjustment expenses. Included in reinsurance recoverables are paid losses recoverable from reinsurers and prepaid reinsurance premiums to reinsurers. Such recoverables are reported net of any allowance for estimated uncollectible reinsurance recoverables. We evaluate and monitor the financial condition of our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies. We calculate amounts recoverable from reinsurers based on our estimates of the underlying loss and loss adjustment expenses, which themselves are subject to significant judgments and uncertainties described above under the heading “Reserve for Losses and Loss Adjustment Expenses.” Changes in the estimates and assumptions underlying the calculation of our loss reserves may have an impact on the balance of our reinsurance recoverables. In general, an increase in our underlying loss reserves on claims subject to reinsurance should increase our reinsurance recoverables. The amount of the increase would depend on a number of considerations including, but not limited to, the terms and attachment points of our reinsurance contracts and the incurred amount on various claims subject to reinsurance. Changes in reinsurance recoverables are recorded in the period in which the estimate is revised. We assessed the collectability of our year-end receivables and believe all amounts are collectible based on currently available information. Therefore, at December 31, 2010 and 2009, we had no reserve for uncollectible reinsurance recoverables.

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

We outsource investment accounting services for our available-for-sale investment portfolio to a third party. Through this third party, we use nationally recognized pricing services to estimate fair value measurements for our investments. These pricing services include FT Interactive Data, Hub Data, J.J. Kenny, Standard & Poors, Reuters and the Bloomberg Financial Market Services. The pricing services use market quotations for securities that have quoted prices in active markets. When quoted prices are unavailable, the pricing services use significant other observable inputs that are more subjective, such as pricing models or other financial analytical methods. To validate the techniques or models used by the pricing services, we compare the fair value estimates to our perception of the current market and will challenge any prices deemed not to be representative of fair value

Impairment of Investments

We adjust the cost of our invested assets for impairments in value deemed to be other-than-temporary in the period in which the determination is made. These other-than-temporary impairment (OTTI) adjustments are recorded in our results of operations as a realized loss on investments.  The assessment of whether such impairment has occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value.

We regularly evaluate our available-for-sale fixed-maturity investment portfolio to identify other-than-temporary impairments in the fair values of the securities we hold.  When, in the opinion of management, a decline in the fair value of an available-for-sale investment below its cost or amortized cost is considered to be other-than-temporary, such investment is written-down to its fair value. We consider various factors in determining whether a decline in the fair value of an available-for-sale security is other-than-temporary, including:

•	how long and by how much the fair value of the security has been below its cost;

•	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings;

•	our intent and ability not to sell the security for a sufficient time period for it to recover its value;

•	the credit quality and any downgrades of the security by a rating agency; and

•	any reduction or elimination of dividends, or nonpayment of scheduled interest payments.

Premiums Receivable

Premiums receivable include premium amounts due from policyholders. Premiums receivable are recorded net of any allowance for estimated uncollectible premiums. The allowance for doubtful accounts represents management’s best estimate of uncollectible premiums included in premiums receivable.

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

As a result of our 2009 annual impairment testing, we determined that the goodwill recorded in the primary insurance segment was fully impaired.  Consequently, we recorded goodwill impairment charges of $2.7 million in the year ended December 31, 2009.  Factors that occurred in the fourth quarter of 2009 that resulted in the full impairment of our goodwill include:  (1) the downgrade of Majestic’s AM Best rating from “A-“ to “B++” with negative implications, (2) a reduction in Majestic’s projected premiums written due to the AM Best downgrade, (3) an increase in Majestic’s losses and loss adjustment expenses, and (4) the unexpected net operating loss in the fourth quarter of 2009 – which resulted from adverse development of Majestic Insurance’s current and prior year losses and loss adjustment expenses.

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

Based on the accounting guidance, our assumptions are limited to business strategies which we can control.  Given these limitations, we concluded that estimated future taxable income and certain tax planning strategies no longer constituted sufficient positive evidence to assert that it is more likely than not that the net deferred tax assets would be realizable in the foreseeable future.  Consequently, we carried a net deferred tax valuation allowance of $28.0 million and $17.1 million at December 31, 2010 and 2009.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At and for the year ended December 31, 2010, we had a consolidated retained deficit of $59.8 million and a loss from continuing operations before taxes of $44.9 million.  We have generated net losses for the last three years and expect to continue to generate net losses for the foreseeable future.  In addition, based on the following, management has determined that there is substantial doubt surrounding our ability to meet our obligations as they become due in the foreseeable future and continue as a going concern:

•
The termination of the proposed merger with Bayside as discussed in “Item 7 – Liquidity and Capital Resources – Capital Resources – Previously Announced and Subsequent Termination of Bayside Amalgamation Agreement.”  We will not be able to benefit from the financial condition, reputation and regulatory and rating agency standing of Lancer, an affiliated insurance company of Bayside;

•
The conservation and rehabilitation of Majestic Insurance by the California Department of Insurance as discussed in “Item 1 – Business – Significant Developments – California Department of Insurance – Conservation and Rehabilitation of Majestic Insurance.”

•
The restrictions of the BMA on Twin Bridges’ ability to write new business or pay dividends/distribute surplus to its parent Majestic Capital described in “Item 1 – Business – Regulation – Minimum Solvency Margin, Enhanced Capital Requirement and Restriction on Dividends and Distributions.”

•
The inability to fund the ongoing expenses of Majestic Capital, Majestic USA and Embarcadero (the Holding Companies) and discontinued operations for the foreseeable future.  The Holding Companies and discontinued operations generate no revenue but are obligated to pay the following expenses:  debt service, public company costs, other general corporate overhead and costs to defend and settle pending litigation and regulatory actions, including the proposed settlement involving the New York self-insured groups discussed in “Item 3 – Legal Proceedings - Pending Litigation – Litigation Involving the New York Self-Insured Groups>”  Historically, these expenses were funded by (1) the operations of our fee-based subsidiaries when they were continuing operations; (2) BMA approved dividends/return of capital from Twin Bridges.; (3) the CA DOI approved Form D filing by which certain of Majestic USA’s other general corporate overhead was allocated to/funded by Majestic Insurance; and (4) dividends from Majestic Insurance.  Given the termination of our fee-based business and the regulatory aforementioned restrictions placed on Majestic Insurance and Twin Bridges, there may be limited/ no funds available to cover the ongoing expenses of the Holding Companies and discontinued operations.

Based on the above factors, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code or Bermuda Companies Act (bankruptcy filing).  A bankruptcy filing would result in the violation of one or more legal and financial covenants of our debt and other contractual obligations as described in “Item 7 - Liquidity and Capital Resources – Capital Resource - Event of Default Under Bankruptcy, Insolvency or Liquidation.”  Our auditors have issued a disclaimer of opinion with respect to our financial statements of and for the year ended December 31, 2010.

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

Results of Operations

	Years ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Written Premiums
Direct premiums written	$91,509	$153,471	$171,586
Assumed premiums written	6,602	2,186	279
Ceded premiums written	(44,182)	(72,360)	(46,992)
Net premiums written	53,929	83,297	124,873

Revenues
Net premiums earned	$51,194	$80,524	$121,942
Investment income	10,604	16,303	13,906
Total revenues	61,798	96,827	135,848

Expenses
Losses and loss adjustment expenses	51,188	81,654	85,506
Underwriting and acquisition expenses (1)	31,455	36,424	40,136
General and administrative expenses	6,284	11,131	6,711
Severance and other charges	13,113	5,477	825
Interest expense	4,634	3,798	3,718
Total expenses	106,674	138,484	136,896

Loss from continuing operations before income taxes	(44,876)	(41,657)	(1,048)
Tax (benefit) provision from continuing operations	(972)	3,515	(2,385)
(Loss) income from continuing operations	(43,904)	(45,172)	1,337

Loss from discontinued operations	(4,713)	(1,662)	(2,833)

Net Loss	$(48,617)	$(46,834)	$(1,496)

GAAP Combined Ratio
Loss and loss adjustment expense ratio (2)	100%	101%	70%
Underwriting expense ratio (3)	61%	45%	33%
GAAP combined ratio (4)	161%	146%	103%

(1)
Underwriting and acquisition expenses includes:  (a) $12.6 million, $15.7 million and $20.0 million of policy acquisition costs for the years ended December 31, 2010, 2009 and 2008, respectively, and (b) $18.9 million, $20.7million and $20.1 million of general and administrative expenses for the years ended December 31, 2010, 2009 and 2008, respectively, of our insurance subsidiaries relating to the underwriting and issuance of workers’ compensation insurance policies.

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

Direct Premiums Written.

Geographically, our direct premiums written were:

	Year Ended December 31,
	2010		2009		2008
	(Dollars in thousands)
California	$69,060	75%	$105,112	68%	$103,896	61%
New York/New Jersey	18,991	21%	41,557	27%	60,010	35%
Others	3,458	4%	6,802	5%	7,680	4%
Total	$91,509	100%	$153,471	100%	$171,586	100%

Despite a 12% annual increase in average premium rate per policy and a 23% annual increase in average premium size per policy, our direct written premiums decreased $62.0 million or 40% to $91.5 million in 2010, compared to $153.5 million in 2009.  Of this decrease, $57.2 million was attributable to primary insurance policy business and $4.7 million was attributable to excess insurance policy business.

The decrease in our direct written premiums in 2010 compared to 2009 was primarily attributable to the following factors:

•
In December 2009, A.M. Best downgraded Majestic Insurance’s financial strength rating to “B++” from “A-“, which impeded its ability to renew existing insured that require an A- rating and to attract new business in an already highly competitive market.  Our total in-force premiums were 45% lower and our in-force policy count was 53% lower in 2010 as compared to 2009.

•
Lower than anticipated B++ premiums underwritten in California attributable to intense competition in the California market where we adhered to strict pricing and prudent underwriting disciplines throughout the year.  This contributed to the 45% decrease in in-force premiums and the 57% decrease in in-force policy count year over year in the California market.

•
A reduction in B++ premiums underwritten in New York and New Jersey resulting from the continuing effects of underwriting actions taken on our business underwritten in these states, and difficulties we continue to face in this marketplace, as a result of regulatory restrictions with regard to pricing.  This contributed to the 48% decrease in in-force premiums and a 47% decrease of in-force policy count year over year for the New York/New Jersey markets.

•	The ongoing recession continued to negatively impact the payroll levels of our insureds. Our current total year payroll exposure is 40% lower in 2010 compared to 2009.

•
Our excess insurance policy count and reported payrolls declined year-over-year based on (1) the closure of the self-insured groups we previously managed in California which resulted in the cancellation/non-renewal of the related excess insurance policies underwritten by Majestic Insurance; and (2) our decision to exit the excess insurance policy business at the end of 2010.

Our direct premiums written decreased $18.1 million, or 11%, to $153.5 million in 2009, compared to $171.6 million in 2008.  Of this decrease, $14.0 million was attributable to excess insurance policy business and $4.1 million was attributable to primary insurance policy business.

The decrease in our excess insurance policy business direct written premiums was primarily attributable to a decrease in the policy count and reported payrolls in both California and New York in 2009 as compared to 2008.  Contributing factors to this decrease include:  (1) the closure of the self-insured groups we previously managed in California and New York which resulted in the non-renewal of the related excess insurance policies underwritten by Majestic Insurance; and (2) the economic downturn negatively impacted the payroll levels of our insureds.

Factors contributing to the decrease in our primary insurance policy business include:  (1) our average premium rate per policy decreased in 2009 compare to 2008; and (2) the aforementioned effects of the economic downturn which resulted in lower payroll levels of our insureds.  While the effects of underwriting actions taken on primary insurance business underwritten in New York and New Jersey reduced our direct written premiums by $15.5 million, or 44%, in 2009 compared to 2008, an increase in our primary insurance business underwritten in California resulted in a $10.4 million, or 12% increase year over year.

Assumed Premiums Written.  Assumed premiums written increased $4.4 million, or 202%, to $6.6 million in 2010, from $2.2 million in 2009.  This increase resulted primarily from premiums assumed under the April 1, 2010 assumed share agreement more fully discussed in “Item 1.  Business – Assumed Quota Share Reinsurance.”

Assumed premiums written increased $1.9 million, or $684%, to $2.2 million in 2009, from $0.3 million in 2008.  This increase was attributable to premiums assumed from state mandated pools, primarily in New Jersey, in 2009 compared to 2008.

Ceded Premiums Written.  Ceded premiums written decreased $28.2 million, or 39% to $44.2 million in 2010 from $72.4 million in 2009.  The decrease in premiums written in 2010 as compared to 2009 is attributable to:

•	The decrease in direct premiums written in 2010 as compared to 2009 as discussed above; and

•
Effective July 1, 2010, we did not renew our ceded quota share agreements as more fully discussed in “Item 1 – Business – Ceded Quota Share Reinsurance.” This resulted in lower ceded premiums written during the third and fourth quarters of 2010 as compared to the same period last year.

Ceded premiums written increased $25.4 million, or 54%, to $72.4 million in 2009 from $47.0 million in 2008.  This increase was attributable to the full year effects of our ceded quota share agreements in 2009 as compared to 2008.

Premiums ceded to reinsurers under quota share agreements were in the following proportions in 2010, 2009 and 2008:

	2010	2009	2008

Quarter ended March 31,
Max Re(1)	13%	40%	0%
Aspen/Axis(2)	34%	0%	0%
Total External Quota Share %	47%	40%	0%
Quarter ended June 30,
Max Re(1)	13%	40%	0%
Aspen/Axis(2)	34%	0%	0%
Total External Quota Share %	47%	40%	0%
Quarter ended September 30,
Max Re(1)	9%	13%	40%
Aspen/Axis(2)	23%	34%	0%
Total External Quota Share %	32%	47%	40%
Quarter ended December 31,
Max Re(1)	5%	13%	40%
Aspen/Axis(2)	15%	34%	0%
Total External Quota Share %	20%	47%	40%
Average Annual Quota Share %	37%	44%	20%

(1)
The cession percentages shown do not reflect the effects of amounts ceded under our excess of loss reinsurance treaty. For losses incurred between July 1, 2008 and June 30, 2009, Majestic Insurance entered into a 40% ceded quota share agreement with Max Re. For losses incurred between July 1, 2009 and June 30, 2010, Majestic Insurance entered into a 15% ceded quota share agreement with Max Re, excluding coverage for workers’ compensation business written by Majestic Insurance in New York. The cession percentage shown in the table for this agreement reflects an approximation of the exclusion of New York business.

(2)
The cession percentages shown do not reflect the effects of amounts ceded under our excess of loss reinsurance treaty. For losses incurred between July 1, 2009 and June 30, 2010, Majestic Insurance entered into a 43% ceded quota share agreement with Aspen Re and Axis. The cession percentage reflects the 80% placement with Aspen Re and Axis under the 43% quota share agreement.

Net Premiums Earned.  Net premiums earned decreased $29.3 million, or 36%, to $51.2 million in 2010 from $80.5 million in 2009. Of this decrease, $26.4 million was attributable to primary insurance policy business and $2.9 million was attributable to excess policy business.  In addition to the items that reduced our direct premiums written, our net premiums earned were lower in 2010 due to the continuing impact of premium refunds on expiring policies following the completion of payroll audits.  These decreases were offset by lower ceded earned premiums due to the non-renewal of our ceded quota share agreements in the second half of 2010.

Net premiums earned decreased $41.4 million, or 34% to $80.5 million in 2009 from $121.9 million in 2008.  Of this decrease, $33.7 million was attributable to primary insurance policy business and $7.7 million was attributable to excess insurance policy business.  Our net earned premiums were lower in 2009 compared to 2008 primarily due to (1) higher ceded earned premiums due to the full year effect of ceded quota share agreements year over year; (2) lower direct premiums written in 2009 compared to 2008; and (3) estimated reinstatement premiums of $3.1 million on Majestic’s excess of loss treaty that expired June 30, 2009.

Geographically, our net premiums earned were:

	Year Ended December 31,
	2010		2009		2008
	(Dollars in thousands)
California	$37,276	73%	$53,259	66%	$74,780	61%
New York/New Jersey	11,491	22%	23,715	29%	42,504	35%
Others	2,427	5%	3,550	5%	4,658	4%
Total	$51,194	100%	$80,524	100%	$121,942	100%

Investment Income.  Investment income decreased $5.7 million, or 35%, to $10.6 million in 2010 from $16.3 million in 2009.  Of this decrease, aggregate charges of $3.3 million was attributable to OTTI on our total investments, $1.2 million was attributable to lower year over year net realized gains of our available-for-sale investment portfolio and $1.2 million was attributable to lower investment income earned in 2010 as compared to 2009.

As a result of (1) the uncertainty surrounding our ability to continue as a going concern; (2) the conservation of Majestic Insurance and rehabilitation plan initiated by the CA DOI; and (3) the termination of our secured policy administration operating lease, we may be required to sell certain of our available-for-sale securities to meet our future obligations.  Therefore, we no longer have the intent or ability not to sell our available-for-sale securities that are in a gross unrealized loss position.  In addition, if we default on our junior subordinated debt obligations (Junior Debt) due to possible future bankruptcy proceedings, we may not receive interest and principal payments on the related common securities we hold as an investment in unconsolidated subsidiary.  Accordingly, we incurred aggregate OTTI charges on our invested assets of $3.3 million for the year ended December 31, 2010 as compared to immaterial OTTI charges for the year ended December 31, 2009.

The remaining decrease in our investment income in 2010 compared to 2009 is attributable to lower net realized gains on our available-for-sale investment portfolio and lower net investment income in 2010 compared to 2009.  In 2009, in order to maximize the after-tax yield of our investment portfolio, we restructured our investment portfolio.  We realized net gains on the liquidation of our tax-exempt municipal bonds and reinvested the proceeds in taxable fixed-maturity securities.  Lower investment yields on our new taxable securities and a decrease in the average amount of invested assets held resulted in lower investment income in 2010 compared to 2009.  The investment yield on our available-for-sale portfolio was 3.5% in 2010 compared to 3.6% in 2009.

Investment income increased $2.4 million, or 17%, to $16.3 million in 2009 from $13.9 million in 2008.  Of this increase, $3.3 million was attributable to an increase in net realized gains on the restructuring of our available-for-sale investment portfolio in 2009.  While the average amount of invested assets increased year over year, a significant decrease in the investments yield on new investments resulted in lower investment income in 2009 compared to 2008.  The investment yield on our available-for-sale portfolio was 3.6% in 2009 compared to 4.5% in 2008

The components of our investment income in 2010, 2009 and 2008 are as follows:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Net investment income	$8,885	$10,079	$10,981
Net realized gains	5,014	6,254	3,783
OTTI losses on available-for-sale investments (1)	(2,212)	(30)	(858)
OTTI losses on investment in unconsolidated subsidiary	(1,083)	—	—
Total investment income	$10,604	$16,303	$13,906

(1) In 2008, we recorded an impairment charge of $0.9 million on one fixed-maturity security (Lehman Brothers Holdings Inc filed for bankruptcy in 2008).  In 2010, the Lehman security matured and we recovered 100% of the impairment charge.  The $0.9 million recovery is included in our 2010 net realized gains.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses decreased $30.5 million, or 37%, to $51.2 million in 2010 from $81.7 million in 2009.  Loss and loss adjustment expenses decreased $3.9 million, or 5%, to $81.7 million in 2009 compared to $85.5 million in 2008.

The components of our 2010, 2009 and 2008 loss and loss adjustment expense ratio (LAE) are as follows:

	Years Ended December 31,
	2010	2009	2008

Current accident year loss and ALAE ratio	79%	86%	71%
Current accident year ULAE ratio (1)	15%	8%	4%
Current accident year loss and LAE ratio	94%	94%	75%
Prior accident year loss and LAE ratio	6%	7%	(5%)
Loss and LAE ratio	100%	101%	70%

(1) The current year ULAE ratio is impacted by ceded quota share agreements and the related ceding commission income as follows:  (a) the ceded quota share agreement in place between July 1, 2008 and June 30, 2009 included 6% ceding commission income to cover ULAE, resulting in a lower current year ULAE ratio; and (b) the ceded quota share agreements in place between July 1, 2009 and June 30, 2010 had no ceding commission income to cover ULAE, resulting in a higher current year ULAE ratio.

Our overall loss and loss adjustment expense ratio in 2010 was 100% compared to 101% in 2009.  While the current year loss and loss adjustment expense ratio was adversely impacted by the decrease in our net earned premiums year over year, the current accident year loss and loss adjustment expense ratio in 2010 of 79% is 7 percentage points better than the same period last year.  The improvement is primarily due to (1) a 10% increase in the average premium rate level in California; and (2) a reduction in our exposure in the higher loss ratio states of New York and New Jersey.

Our overall loss and loss adjustment expense ratio in 2009 was 101% compared to 70% in 2008.  The 2009 accident year loss and loss adjustment expense ratio was adversely affected by lower net earned premiums year over year and increased to 94% in 2009 from 75% in 2008.  The increase of our 2009 accident year loss and ALAE ratio to 86% from 71% was primarily attributable to (1) an increase in our claims’ severity trend in California primary insurance policy business; (2) a 7% decrease in the average premium rate level in California; and (3) greater than expected loss emergence in New York and New Jersey.

Prior Year Development

As a result of changes in estimates of insured events in prior years, we experienced unfavorable development of $2.8 million in 2010, where $3.4 million of unfavorable development in our primary insurance business was offset by $0.6 million of favorable development in our excess insurance business.  Our primary insurance business experienced unfavorable development in California accident years 2007 and 2008 where incurred and paid losses developed above actuarial projections.  Our excess insurance business had favorable development on policies underwritten in California, where losses have not emerged above the self-insured retention, which was offset by unfavorable development of policies underwritten in New York.

As a result of changes in estimates of insured events of prior years, we experienced unfavorable development of $5.8 million for the year ended December 31, 2009 where $7.9 million of unfavorable development it our primary insurance business was offset by $2.1 million of favorable development in our excess insurance business. Our primary insurance business experienced unfavorable development as a result of loss cost trends in California and New Jersey, predominantly in accident year 2008.  Our excess insurance business had favorable development where accident years 2008 and 2006 continue to develop better than industry excess of loss factors initially projected.

As a result of changes in estimates of insured events of prior years, we experienced favorable development of $5.6 million for the year ended December 31, 2008 of which $3.6 million was attributable to our primary insurance business and $2.0 million was attributable to our excess insurance business.  Both our primary insurance and excess insurance businesses experienced favorable development as a result of favorable loss cost trends in California, predominantly in accident years 2006 and 2007.

We have established loss reserves at December 31, 2010 that are based upon our current best estimate of loss and loss adjustment expenses. Loss reserves do not represent an exact calculation of liability, but instead represent management’s best estimates, generally utilizing actuarial expertise and projection techniques, at a given accounting date. Reserves for losses and loss adjustment expenses are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. The methods for making such estimates and for establishing the resulting reserves are continually reviewed and updated, and any adjustments are reflected in current operations. For additional information regarding our reserves for losses and loss adjustment expenses, our processes for establishing the reserves and the risks associated therewith, see “Item 1. Business — Reserves for Losses and Loss Adjustment Expenses,” “Item 1A. Risk Factors — Our loss reserves are based on estimates and may be inadequate to cover our losses,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Reserve for Losses and Loss Adjustment Expenses.”

Underwriting and Acquisition Expenses.  Underwriting and acquisition expenses decreased by $5.0 million, or 14%, to $31.4 million in 2010 from $36.4 million in 2009.  The factors contributing to this decrease were:

•	Lower broker commissions, premium taxes and other policy issuance costs related to the year-over-year reduction in our direct premiums written;

•	No goodwill impairment charges in 2010 as compared to a $2.7 million charge in 2009;

•	A $1.6 million decrease in uncollectible premiums primarily resulting from underwriting actions taken in New York and New Jersey beginning in 2009; and

•	A decrease in other operational expenses that resulted from various cost cutting measures instituted in 2010.

These decreases were offset by lower ceding commission income due to the 2010 mid-year non-renewal of our ceded quota share agreements, expense increases related to the development of our integrated policy administration system, the reallocation of personnel and other resources from Majestic USA to our insurance company operations, and an increase in the expense of the regulatory review and oversight of Majestic Insurance.

Our underwriting expense ratio in 2010 was 61% compared to 45% in 2009.  The increase in our expense ratio is primarily attributable to the year-over-year reduction in our net earned premiums.

Underwriting and acquisition expenses decreased by $3.7 million, or 9%, to $36.4 million in 2009 from $40.1 million in 2008.  The factors contributing to this decrease were:

•	A $3.6 million increase in our ceding commission income due to the full year effect of our ceded quota share agreements;

•	Lower broker commissions, premium taxes and other policy issuance costs related to the year over year reduction in our direct premiums written; and

•
A decrease in allocated general corporate overhead expenses in 2009 compared to 2008.  In 2009, allocated general corporate overhead expenses were reduced as a result of a $3.0 million dividend paid from Majestic Insurance to its parent company Majestic USA.  In 2008, no parent company dividends were paid; therefore, there was no reduction to allocated general corporate overhead expenses for that year ended.

These decreases were offset by a $2.7 million goodwill impairment charge, an increase of $1.0 million in uncollectible premiums, an increase in regulatory expenses on policies underwritten in New York and New Jersey and increases in expenses related to the development of our integrated policy administration system.

Our underwriting expense ratio in 2009 was 45% compared to 33% in 2008.  The increase in our expense ratio is primarily attributable to the year-over-year reduction in our net earned premiums.

General and Administrative Expenses.  General and administrative expenses decreased $4.8 million, or 44%, to $6.3 million in 2010 from $11.1 million in 2009.  The factors contributing to this decrease were:

•	The reallocation of personnel and other resources from Majestic USA to our insurance company operations in 2010;

•
The effects of January 1, 2010 pay cuts for executive management and the Board of Directors as well as other reductions in general and administrative expenses resulting from cost cutting measures instituted in 2010; and

•
A $0.4 million benefit recognized in 2010 related to the early termination of an escrow agreement to cover indemnification claims with respect to Majestic Insurance’s pre-acquisition reserves for losses and loss adjustment expenses.

These decreases were offset by higher insurance premiums for our directors’ and officers’ insurance coverage in 2010 compared to 2009.

General and administrative expenses increased $4.4 million, or 66%, to $11.1 million in 2009 from $6.7 million in 2008.  The factors contributing to this increase were:

•
An increase in professional fees related to the regulatory proceedings and pending litigation described in “Part I. Item 3 – Legal Proceedings” and “Part II. Item 8 – Financial Statements – Note 21. Contingencies” ;and

•	An increase in the general corporate overhead expenses retained by Majestic USA in 2009 compared to 2008 as described above in Underwriting and Acquisition Expenses.

Severance and Other Charges.  Severance and other charges increased $7.6 million, or 139% to $13.1 million in 2010 from $5.5 million in 2009.  The increase was attributable the following charges incurred in 2010 compared the recognition of severance expense related to our former Co-Chief Executive Officer during 2009:

•
An $9.1 million charge which represents the remaining future obligations due under operating leases for (1) our integrated policy administration system, and (2) furniture and fixtures in our Poughkeepsie, New York office space.  Our 2010 operating results triggered a violation of the lease covenant whereby a material adverse change in our financial condition would cause the remaining payments due under both leases to become immediately due;

•	A $1.5 million charge related to the lease amendment and license agreement to eliminate certain office space in Poughkeepsie, New York. ;

•
A $1.1 million acceleration of the amortization of our prepaid debt issuance costs associated with our Junior Debt.  As a result of the uncertainty surrounding our ability to continue as a going concern and possible default on the Junior Debt due to possible future bankruptcy proceedings, we determined there is no future value to this asset at December 31, 2010;

•
A $0.9 million charge related to security deposits on our integrated policy administration system and our Poughkeepsie, New York office space and prepaid expenses related to our integrated policy administration system.  As a result of the uncertainty surrounding our ability to continue as a going concern and the termination of the PAS lease, we determined that there is no future value to these assets at December 31, 2010; and

•
A $0.5 million severance charge related to the work force reductions in 2010.  This reduction reflects the decrease in premium levels experienced by Majestic Insurance and is designed to better align our workforce to current premium levels and properly manage enterprise wide expenses.

Severance and other charges increased $4.7 million, or 564%, to $5.5 million in 2009 from $0.8 million in 2008.  The increase was attributable to the recognition of additional severance expense for our former Co-Chief Executive Officers in 2009 compared to 2008.

Our Chief Executive Officer and Chairman of the Board resigned in March 2009.  In conjunction with his resignation, we entered into a separation agreement, the terms of which include $3.3 million of cash payments, immediate vesting of restricted stock awards and payment of health and welfare benefits for up to three years.  Accordingly, we recorded $3.8 million of severance expense in the first quarter of 2009.

In addition, we accelerated the recognition of the severance expense of our Former Co-Chief Executive Officer who resigned in December 2006.  Historically commencing in 2007, we recognized $0.8 million of severance expense per year, which represented the total severance expense earned ratably over the term of the non-compete/non-solicitation covenants contained in his separation agreement.  In 2009, we determined that there was not a significant ongoing economic benefit related to those covenants due to our decreased presence in the self-insured group market and the current economic and regulatory environment.  Accordingly, we accelerated the recognition of severance expense and recorded the remaining $1.5 million of severance expense in the first quarter of 2009.

Interest Expense.  Interest expense increased $0.9 million, or 24%, to $4.7 million in 2010 from $3.8 million in 2009.  Interest expense increased $0.1 million, or 2%, to $3.8 million in 2009 from $3.7 million in 2008.  The increases for both periods were primarily attributable to higher amounts paid to reinsurers on balances required as collateral for unpaid ceded liabilities under our reinsurance agreements year over year.

Loss from Continuing Operations before Income Taxes.  Loss from continuing operations was $44.9 million in 2010 compared to $41.7 million in 2009.  The $3.2 million, or 8% increase in our loss from continuing operations is primarily attributable severance and other charges and lower investment income, offset by the reduction in general and administrative expenses and the net effect of lower premium volume in our insurance operations.

Loss from continuing operations was $41.7 million in 2009 compared to $1.0 million in 2008.  The $40.6 million increase in our loss from continuing operations is attributable to lower premium volume in our insurance operations, severance expense related to our former co-chief executive officers and the impairment of goodwill in 2009 compared to 2008.

Tax (Benefit) Provision from Continuing Operations.  We recorded an income tax benefit of $1.0 million in 2010, a $3.5 million tax provision in 2009, and an income tax benefit of $2.4 million in 2008.  We carried a full valuation allowance on our net deferred tax assets at both December 31, 2010 and 2009.

The 2010 income tax benefit included a deferred tax benefit of $14.5 million and a $13.5 million non-cash valuation allowance with respect to our net deferred tax asset.  In 2010, we reduced our valuation allowance to offset the tax effect of increases in net unrealized gains of our investment portfolio, which resulted in our recognition of an income tax benefit for that year ended.

The 2009 income tax provision included a current tax benefit of $5.3 million; a $7.5 million deferred tax benefit, and a $16.3 million non-cash valuation allowance with respect to our net deferred tax asset.  Our 2009 income tax provision includes the establishment of our non-cash full valuation allowance with respect to our net deferred tax asset, somewhat offset by net income tax benefits on taxable losses of our U.S. domiciled subsidiaries that are included in continuing operations.

The 2008 income tax benefit included a $1.6 million income tax benefit and a $0.8 million deferred tax benefit.  Our 2008 income tax benefit included the tax benefit associated with our net operating losses from continuing operations.

Our deferred tax benefit in 2010 and 2009 included tax benefits related to our net operating loss carryforwards, the deferred tax benefit for all years presented included the impact of temporary differences from net loss reserves, unearned premiums and deferred policy acquisition costs being reported differently for financial statement purposes and for federal income tax purposes.

Discontinued Operations.  The results of CRM CA, CRM and Eimar are included in discontinued operations for all periods presented.  We recorded losses from discontinued operations of $4.7 million in 2010, $1.7 million in 2009 and $2.8 million in 2008.

CRM CA

CRM CA has ceased providing administrative services to its last self-insured group under management on December 31, 2010.  Consequently, we closed down our California fee-based operations and CRM CA is reported as a discontinued operation in the consolidated statements of operations for all periods presented.  Income from discontinued operations related to CRM CA was $0.0 million, $0.2 million and $0.7 million in 2010, 2009 and 2008, respectively.

CRM and Eimar

As of September 8, 2008, we ceased to manage self-insured groups in New York or provide bill review and case management services for self-insured groups or third party clients.  Accordingly, CRM and Eimar are reported in discontinued operations for all periods presented.  Losses from discontinued operations related to CRM and Eimar were $4.7 million, $1.9 million and $3.5 million for 2010, 2009 and 2008, respectively.

Included in our 2010 loss from discontinued operations related to CRM and Eimar is $4.6 million related to the proposed settlement of litigation involving the New York self-insured groups.  All years presented include legal defense costs related to our proposed settlement and other regulatory proceedings and pending litigation.  The proposed settlement involving the New York self-insured groups and our other regulatory proceedings and pending litigation are described in “Part I. Item 3 – Legal Proceedings” and “Part II. Item 8 – Financial Statements – Note 21. Contingencies.”

Net Loss. Consolidated net loss was $48.6 million in 2010 compared to $46.8 million in 2009.  The $1.8 million, or 4% increase in our consolidated net loss is attributable to an increase in severance and other charges and the proposed settlement costs of the New York self-insured group litigation recorded in discontinued operations offset by an increase in our operating results and a decrease in our non-cash full valuation allowance on our deferred tax asset due to appreciation of our available-for-sale investment portfolio.

Consolidated net loss was $46.8 million in 2009 compared to $1.5 million in 2008.  The $45.3 million increase in our consolidated net loss is attributable to decreases in the results of our insurance operations in 2009 compared to 2008, the establishment of a non-cash full valuation allowance on our net deferred tax asset in 2009, and severance expense for our former co-chief executive officers and the impairment of goodwill in 2009 compared to 2008.

Investment Portfolio

We invest the funds made available by our insurance subsidiaries’ capital and the net cash flows from operations, with the objective to earn income and realize gains on investments. As of December 31, 2010, our investment portfolio, which includes available-for-sale investments, short-term investments, investment in unconsolidated subsidiary, cash and cash equivalents, receivables for investments sold and payables for investments purchased totaled $287.8 million, compared to $332.7 million at December 31, 2009.

The following table shows the fair market values of various categories of our available-for-sale investment portfolio, the percentage of the total market value of our invested assets represented by each category and the tax equivalent yield to maturity based on the fair market value of each category of invested assets as of the dates indicated:

	December 31, 2010			December 31, 2009
	(Dollars in thousands)
Description of Securities	Fair Value	Percent of Total	Yield	Fair Value	Percent of Total	Yield
U.S. Treasury and government sponsored agency securities	$42,594	16%	2.4%	$72,665	26%	2.8%
Obligations of states and political subdivisions	82,406	32%	4.2%	63,535	23%	4.3%
Corporate and other obligations	134,546	52%	3.4%	140,393	51%	3.7%
Total investment securities, available for sale	$259,546	100%	3.5%	$276,593	100%	3.6%

Our investment portfolio is invested in publicly traded, investment grade fixed-income securities with an average credit rating of AA, as rated by the independent investment rating service Standard and Poor’s (S&P).  The following table shows the ratings distribution of our available-for-sale portfolio by S&P rating as a percentage of total market value as of the date indicated:

Rating	As of December 31, 2010
	(Dollars in thousands)
“AAA”	$91,984	35%
“AA”	85,459	33%
"A"	80,043	31%
“BBB”	2,060	1%
Total investment securities, available for sale	$259,546	100%

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

The fair value guidance creates a common definition of fair value, establishes a hierarchy for determining fair value that emphasizes the use of observable market data whenever available and requires expanded disclosures as described in more detail in Note 7 of the Notes to our Consolidated Financial Statements under Item 8. We outsource investment accounting services for our available-for-sale investment portfolio to a third party. Through this third party, we use nationally recognized pricing services to estimate fair value measurements for our investments. These pricing services include FT Interactive Data, Hub Data, J.J. Kenny, Standard & Poors, Reuters and the Bloomberg Financial Market Services. The pricing services use market quotations for securities that have quoted prices in active markets. When quoted prices are unavailable, the pricing services use significant other observable inputs that are more subjective, such as pricing models or other financial analytical methods. To validate the techniques or models used by the pricing services, we compare the fair value estimates to our perception of the current market and will challenge any prices deemed not to be representative of fair value.

Liquidity and Capital Resources

We are a holding company and our operating subsidiaries are the primary source of funds for our operations. We have two primary concerns in managing our liquidity. First, we need to ensure that there is adequate cash available in the insurance subsidiaries to pay claims. Second, we need to ensure that our holding companies, Majestic Capital, Majestic USA, and Embarcadero, which have no operating revenues, all have adequate cash to service their debt obligations and to pay other expenses, including but not limited to litigation settlement costs. The management of capital resources is primarily concerned with ensuring that there is adequate capital to operate our insurance business within the criteria imposed by regulatory requirements and by rating agencies with respect to our financial strength ratings.

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations. Historically, the liquidity requirements of our business have been met primarily by funds generated from operations, asset maturities and income received on investments. As discussed in “Item 7 – Critical Accounting Policies and Estimates – Going Concern,” we do not believe that we have sufficient assets available to meet our obligations as they become due in the foreseeable future.

Majestic Insurance, our principal operating subsidiary, will be placed into statutory conservation by the CA DOI on April 21, 2011.  In accordance with the statutory conservation, the CA DOI is structuring a rehabilitation plan as described in “Item 1 – Business – Significant Developments – California Department of Insurance – Conservation and Rehabilitation of Majestic Insurance” whereby AmTrust would not only assume the loss reserves and in-force insurance business of Majestic Insurance, but also absorb the west coast operations of Majestic Insurance.  Upon completion of the AmTrust Transactions, many of the assets and liabilities of Majestic Insurance will be transferred to AmTrust, thereby relieving Majestic Insurance of many of its obligations.  The remaining estate of Majestic Insurance will be liquidated by the CA DOI.  The conservation order and rehabilitation plan require regulatory approval, which may take up to eight weeks.  Until the conservation order and rehabilitation is approved, Majestic Insurance must continue to meet the short-term requirements of its business operations.

Sources of Liquidity - Majestic Insurance Company and Twin Bridges.  Majestic Insurance Company generally creates liquidity because insurance premiums are collected prior to disbursements for claims, which may take place many years after the collection of premiums. Collected premiums may be invested until claims must be paid and investment income provides a source of additional cash. Cash flow is negative in periods in which disbursements for claims and benefits, current policy acquisition costs and current operating and other expenses exceed operating cash receipts.  Such negative cash flow is offset by cash flow from investments, principally short-term investments and maturities of longer-term investments. The exact timing of the payment of claims and benefits cannot be predicted with certainty.

Majestic Insurance maintains a portfolio of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate cash for the payment of claims. At December 31, 2010, short-term investments and fixed maturity investments held by Majestic Insurance and maturing within two years amounted to $59.2 million.  The invested assets are expected to provide adequate short-term sources of liquidity until the conservation and rehabilitation plan is effective.

Majestic Insurance has a secured letter of credit facility with Comerica Bank (“Comerica Credit Facility”), under which it is able to draw secured letters of credit in an amount equal to the funds posted by Majestic Insurance. The Comerica Credit Facility has a limit of $75.0 million and may be secured by cash, investments or a combination thereof. Majestic Insurance pays a fee of 0.30% to 0.50% of the principal amount of each letter of credit issued.

At December 31, 2010, Majestic Insurance had the following letters of credit outstanding under the Comerica Credit Facility:

•	$21.0 million to the CA DOI with respect to an unaffiliated reinsurer;

•	$15.0 million to the CA DOI with respect to unpaid loss and loss adjustment expenses;

•	$15.5 million to the United States Department of Labor with respect to USL&H policies;

•	$1.8 million for lease obligations under its lease for San Francisco office space;

•	$8.0 million for lease obligations related to its integrated policy administration software, and

•	$1.0 million to the State of California Self Insurance Plans for an excess workers’ compensation insurance policy issued to former members of a self-insured group previously managed by CRM CA.

The letters of credit for the benefit of the CA DOI with respect to unpaid losses and loss adjustment expenses, United States Department of Labor, the San Francisco office space, the integrated policy administration system and excess workers’ compensation insurance policy are secured by a combination of cash and the investments that are on deposit with Comerica. The letter of credit for the benefit of the CA DOI with respect to its unaffiliated reinsurer is secured by a third party letter of credit of $21.0 million with its unaffiliated reinsurer.

The Comerica Credit Facility has various financial covenants, one of which requires Majestic Insurance to maintain an A.M. Best rating of at least B++.  The financial strength rating of Majestic Insurance was downgraded from B++ to B on March 25, 2011 and therefore, Comerica could terminate the secured credit facility due to a financial covenant violation.  On March 31, 2011, Majestic Insurance notified Comerica of its default.  Comerica indicated that it would not terminate the Comerica Credit Facility due to the pending AmTrust Transactions and the full collateralization of the facility by the invested assets of Majestic Insurance.

While there were no amounts drawn against the letters of credit at December 31, 2010, on March 31, 2011, $8.0 million was drawn down against the letter of credit for the benefit of our integrated policy administration software.  On April 4, 2011 Majestic Insurance received written notification of the termination of its integrated policy administration system operating lease whereby the lessor indicated that an event of default had occurred.  The lessor cited the A.M. Best downgrade as a material adverse change in the financial condition of Majestic Insurance.  The amount of the drawdown represents the approximation of the original encumbrance capital costs paid by the lessor, including penalties as stipulated by the lease agreement.

Twin Bridges is not licensed, approved or accredited as a reinsurer anywhere in the U.S. and, therefore, under the terms of most of its contracts with U.S. ceding companies including Majestic Insurance, it is required to provide collateral to its ceding companies for unpaid ceded liabilities in a form acceptable to state insurance commissioners. Typically, this type of collateral takes the form of letters of credit issued by a bank, the establishment of a trust, or funds withheld.  For obligations associated with liabilities ceded from third parties, a third party reinsurer held $0.8 million of cash as collateral at December 31, 2010.

Sources of Liquidity – Non-Insurance Subsidiaries.  Historically, the expenses of Majestic Capital, Majestic USA and Embarcadero (the Holding Companies) were funded by the operations of our fee-based subsidiaries, dividends and return of capital from Twin Bridges as approved by the BMA (BMA) and amounts due to Majestic USA from Majestic Insurance under an intercompany administrative services agreement and dividends from Majestic Insurance.

In the near term, there will be limited or no funds available to cover the ongoing expenses of the Holding Companies or to pay amounts related to the costs to defend and settle pending litigation and regulatory actions, including the proposed settlement involving the New York self-insured groups.  Our pending litigation and regulatory actions are further described in “Item 3 – Legal Proceedings.”  The inability to fund the expenses of the Holding Companies is attributable to:

•	our exit from the fee-based management services business in New York and California;

•	the conservation and rehabilitation of Majestic Insurance, our principal operating subsidiary, as described above;

•
insurance regulations which limit the ability of Majestic Insurance and Twin Bridges to distribute dividends/distribute excess capital as discussed in greater detail in Item 1 under the heading “Regulation;”

•
Majestic Insurance’s inability to pay any dividends without prior approval of the CA DOI as discussed in “Item 1 – Regulation – State Insurance Regulation in the United States – Dividend Limitations;” and

•	Twin Bridges’ inability to pay any dividends/distribute capital without prior approval of the BMA as discussed in “Item 1 – Regulation – Bermuda Insurance Regulation – Dividend Limitations.”

Based on the above factors, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code or Bermuda Companies Act.

Consolidated Cash Flows. The following table summarized our consolidated cash flows from operating, investing and financing activities in the last three years:

Total cash (used in) provided by	2010	2009	2008
	(Dollars in thousands)

Operating activities	$(47,480)	$(12,928)	$39,604
Investing activities	21,970	32,836	(43,978)
Financing activities	3,541	(3,865)	(1,868)
Net cash (decrease) increase	$(21,969)	$16,043	$(6,242)

Net cash from operating activities decreased by $34.6 million in 2010 compared to 2009 and by $52.5 million in 2009 compared to 2008.  Our operating cash flows continued to be negatively impacted in all years presented due to our net operating losses and decreased both due to a reduction in net premiums collected and an increase in net claims’ paid.

Net cash provided by investing activities decreased by $10.9 million in 2010 compared to 2009.  The decrease in cash from 2010 to 2009 was primarily due to the net purchases of available-for-sale investments following the restructuring of our investment portfolio.  Net cash from investment activities increased by $76.8 million in 2009 compared to 2008.  The increase in cash was in part due to certain of the proceeds from maturities and sales of our available-for-sale investments that were not reinvested until 2010.

Net cash from financing activities increased $7.4 million in 2010 compared to 2009 and decreased by $2.0 million in 2009 compared to 2008.  These changes in cash from financing activities were primarily attributable to changes in the investment mix of amounts on deposit for the benefit of various regulatory agencies.

Capital Resources

Our insurance subsidiaries require cash and liquid investments to pay claims and expenses.  Historically, the amount of capital in our insurance subsidiaries influences how much premium we can write.

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

Previously Announced and Subsequent Termination of Bayside Amalgamation Agreement.  On September 21, 2010, Majestic Capital entered into an amalgamation agreement with Bayside.  For additional information on the amalgamation, see “Item 8 – Note 1 – Previously Announced Bayside Amalgation.”  The amalgamation was expected to close during the first quarter of 2011, however, the agreement was terminated by Bayside due to a material deterioration of our surplus and the failure to satisfy certain closing conditions, including the inability to secure regulatory approval and a failure to satisfy other closing conditions.

If the amalgamation had been executed, Majestic Capital would have become a wholly-owned subsidiary of Bayside and its common shares would have been delisted from the NASDAQ Capital Market and deregistered under the Exchange Act.  As a result, our capital requirements to maintain our A.M. Best rating would have been eased, and we could have alleviated the costs of operating as a small stand-alone public company where we face continuing, and sometimes conflicting pressures from our insureds, brokers, competitors, regulatory agencies, financial analysts and independent rating agencies.  The failure to execute the merger leaves us with limited access to capital on favorable terms as a result of the current economic climate, the fact that the common shares of Majestic Capital continued to trade at a considerable discount to our book value and delisting procedures have been initiated by the NASDAQ Capital Market as described below.

A.M. Best Rating. Our competitive position and capital requirements are partly determined by our financial strength ratings issued by A.M. Best. In March 2011, A.M. Best downgraded Majestic Insurance’s financial strength rating from “B++” (Good) to “B” (Fair). The rating is under review with developing implications.  The rating reflects AM. Best’s opinion of Majestic Insurance’s financial strength, operating performance and ability to meet its obligations. A.M. Best’s downgrade of Majestic Insurance’s rating to B places the rating in the “non-secure” category within A.M. Best’s rating scheme.  The non-secured rating could cause significant negative effects to our business.  In view of this threat, the litigation surrounding the Majestic Capital and its affiliates, and the adverse operating results of Majestic Insurance, the CA DOI has filed an order of voluntary conservation and rehabilitation on April 21, 2011.

NASDAQ Stock Delisting. On April 15, 2011, we received a letter from The Nasdaq Stock Market stating that we had failed to comply with the requirement of the timely filing of our Annual Report on Form 10—K with the SEC as set forth in the Listing Rule 5250(c)(1). We now have 60 calendar days to submit a plan to regain compliance with the Listing Rule and may be granted an exception until October 12, 2011 to regain compliance.  Accordingly, our common shares may be delisted and will not be traded on the NASDAQ Capital Market as soon as June 14, 2011, sixty days from receipt of written notification from The Nasdaq Stock Market.  For additional information and the risks associated with the Nasdaq’s notice, see “Item 1A – Risk Factors – Our common shares could be delisted from the Nasdaq Capital Market if we fail to continue to meet all applicable Nasdaq Capital Market requirements” above.

Deferral of Junior Debt Payments.  Beginning December 15, 2009, we elected to defer our regularly scheduled quarterly interest payments with respect to our Junior Debt in order to conserve cash. The terms of the debt securities allow us to defer payment of interest at any time or from time to time for up to 20 consecutive quarters provided no event of default (as defined in the debt securities) has occurred and is continuing. We are not in default with respect to the debt securities, and the deferral of interest does not constitute an event of default under the debt securities. While we defer the payment of interest, we will continue to accrue expense for interest owed at a compounded rate. Upon the expiration of the deferral, all accrued and unpaid interest is due and payable.

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

Potential Events of Default Under Bankruptcy, Insolvency or Liquidation.  Based on the termination of the Bayside Amalgamation Agreements, the conservation and rehabilitation of Majestic Insurance by the CA DOI, the restrictions placed on Twin Bridges’ ability to write new business or pay dividends/distribute capital by the BMA and our resulting inability to fund the ongoing expenses of our holding companies, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code or Bermuda Companies Act.  A bankruptcy filing would result in the violation of one or more legal and financial covenants of our debt and other contractual obligations.  This violation would trigger an event of default or may result in the early termination of the following debt and contractual obligations:

•
Junior Subordinated Debt Obligation - Upon commencement of a voluntary bankruptcy, insolvency or liquidation of Majestic USA or its guarantor, Majestic Capital; or upon court appointment of a receiver to wind up or liquidate Majestic USA’s or Majestic Capital’s affairs due to the court’s decree under bankruptcy or insolvency law, principal and unpaid interest, including any deferred interest on the Junior Debt and related administrative costs become immediately due and payable.  Principal and accrued interest, including deferred interest payable on the Junior Debt is approximately $40.3 million at December 31, 2010.

•
Senior Debt Obligation - We assumed $8.0 million of senior debentures through our acquisition of Embarcadero. The senior debentures mature May 23, 2033 and are callable on or after May 23, 2008. The interest rate of the senior debentures is three month LIBOR plus 4.2% and may not exceed 12.5%.

Upon a court declared bankruptcy of Embarcadero, principal and unpaid interest and related administrative costs become immediately due and payable.  Principal and accrued interest payable on the Senior Debt is approximately $8.1 million at December 31, 2010.

•
Facilities Lease – Poughkeepsie, New York – We lease office space in Poughkeepsie, New York for our east coast.  Upon an adjudication of bankruptcy of Majestic USA, the landlord may (1) terminate the lease upon five days written notice to Majestic USA; or (2) continue to enforce the terms of the lease whereby all unpaid rental amounts under the lease, including current and outstanding additional rent shall become immediately due and payable.  Future remaining payments due under the Poughkeepsie, New York facilities lease, which expires December 2022, are approximately $14.8 million at December 31, 2010.

•
Integrated Policy Administration System – Hosting, License and Services Agreement - Upon adjudication of bankruptcy of Majestic Insurance, the policy administration system host, license and service provider (PAS Service Provider) may declare the hosting, license and service agreements terminated upon written notice to Majestic Insurance.  At such time:  (1) amounts equal to the present value of all remaining payments under the hosting agreement, which expires October 2011, are immediately due and payable; and (2) unpaid fees under the licenses and service agreement, which expires April 2013, become immediately due and payable.  Furthermore, upon termination of the license agreement by the PAS Service Provider, the license and all rights in and to the license agreement shall automatically revert back to the PAS Service Provider.  Future remaining aggregate payments due under the integrated policy administration system hosting, license and service agreements are approximately $0.3 million at December 31, 2010.

•
Information Technology Services Agreement (IT Services Agreement) - While the commencement of bankruptcy, insolvency or liquidation proceedings of Majestic USA, Majestic Insurance, CRM or CRM CA (Parties to the IT Services Agreement) would not result in an immediate termination of the IT Services Agreement, a breach of terms, including non-payment of monthly service fees could result in termination of the agreement by either the service provider or the Parties to the IT Services Agreement.  Upon early termination, all unpaid amounts due under the IT Services Agreement, which terminates September 2012, become immediately due and payable.  Remaining amounts due under the IT Services Agreement are approximately $1.8 million at December 31, 2010.

•
Miscellaneous Equipment and Service Agreements - Upon the commencement of bankruptcy, liquidation or insolvency proceedings, these agreements may automatically terminate or be voluntarily terminated by the Company.  Upon termination, any unpaid amounts on miscellaneous equipment and service agreements would become immediately due and payable.  Aggregate amounts due on miscellaneous equipment and service agreements are no material to our consolidated financial statements at December 31, 2010.

Contractual Obligations

All of our outstanding financing obligations are included in the Consolidated Financial Statements and accompanying Notes contained in Item 8. The table below sets forth the amounts of our contractual obligations including interest payable, at December 31, 2010.  Amounts presented do not include penalties or other charges in the event of a default or early termination of our contractual obligations.

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(Dollars in thousands)
Contractual Obligations	$2,466	$1,576	$890	$—	$—
Long Term Debt Obligations(1)	94,626	7,563	3,541	3,542	79,980
Operating Lease Obligations(2)	22,257	2,366	4,826	4,509	10,556
Retrospective Premiums(3)	576	576	—	—	—
Reinsurance Reinstatement Premiums	2,863	—	—	464	2,399
Gross Loss and Loss Adjustment Reserves(3)	317,788	68,286	91,266	49,247	108,989
Total Contractual Obligations	$440,576	$80,367	$100,523	$57,762	$201,924

(1)	This amount includes interest payable on our long-term debt obligations. For a further discussion of the applicable interest rates, see “Liquidity and Capital Resources – Capital Resources” above.

(2)	This amount excludes the remaining amounts due under the furniture and fixtures leases of $1.1 million as these amounts are included in other liabilities on the consolidated balance sheet.

(3)	Retrospective premiums are an estimate of the amounts that would be paid to policyholders if losses incurred under these policies perform as currently anticipated.

(4)
Our gross loss reserves exclude $3.3 million of GAAP fair value purchase accounting adjustments and do not have contractual maturity dates and the exact timing of the payment of claims cannot be predicted with certainty. However, based upon historical payment patterns, we have included an estimate of when we expect our loss reserves (without the benefit of any reinsurance recoveries) to be paid. As more fully discussed in Item 1 above under the headings “Business – Reserves for Losses and Loss Adjustment Expenses,” the estimation of losses reserves is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses and benefits is not fixed and there may be significant changes in the timing of actual payment. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different than the amounts estimated above for any particular period. Retrospective premiums are an estimate of the amounts that would be paid to policyholders if losses incurred under their policies perform as currently anticipated.

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

Interest Rate Risk

Our fixed rate holdings are invested predominantly in high quality corporate, government and municipal bonds with relatively short durations. The fixed rate portfolio is exposed to interest rate fluctuations; assuming all other factors remain constant as interest rates rise, the portfolio’s fair values decline and as interest rates fall, the portfolio’s fair values rise. We work to manage the impact of interest rate fluctuations on our fixed rate portfolio. The effective duration of the fixed rate portfolio is managed with consideration given to the estimated payout timing of our liabilities. We have investment policies which limit the maximum duration and maturity of individual securities within the portfolio and set target levels for average duration and maturity of the entire portfolio. For additional information on our investments and investment policies, see Item 1. above under headings “Business –  Investments.”

The table below summarizes our interest rate risk. It illustrates the sensitivity of the fair value of fixed-income investments to selected hypothetical changes in interest rates as of December 31, 2010 The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed-income portfolio and shareholders’ equity (dollars in thousands):

Hypothetical Change in Interest Rates	Estimated Change in Fair Value	Fair Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
200 basis point increase	$(19,777)	$239,769	(89%)
100 basis point increase	(10,122)	249,424	(46%)
No change	—	259,546	0%
100 basis point decrease	10,226	269,772	46%
200 basis point decrease	20,634	280,180	93%

We are also subject to interest rate risk on our subordinated and senior debt securities, which adjust interest rates on a quarterly basis based on LIBOR plus a fixed margin. As of December 31, 2010 we had a total of $36.1 million of floating rate debt outstanding under the subordinated debentures underlying our trust preferred securities issued by our wholly owned statutory business trust and carrying an annual interest rate that effective in December 2011, changes from an 8.65% fixed rate to 3-month LIBOR plus a 3.65% fixed spread. In addition, we have $8.0 million of senior debt outstanding with an interest rate determined by reference to market interest rates. If interest rates increase, the amount of interest payable by us on the senior debt would also increase.

Credit Risk

Credit risk is the potential loss arising principally from adverse changes in the financial condition of the issuers of our fixed maturity securities and the financial condition of our reinsurers.

We currently invest in highly-rated financial instruments, primarily U.S. treasury bills and agency securities, and money market funds. We maintain effective portfolio duration of 3.9 years. We address the credit risk related to the issuers of our fixed maturity securities by investing in fixed maturity securities that are rated “BBB” or higher by Standard & Poor’s. We also monitor the financial condition of all issuers of our fixed maturity securities. To limit our risk exposure, we employ stringent diversification policies that limit the credit exposure to any single issuer or business sector.

We are subject to credit risk with respect to our reinsurers. Although the reinsurers are obligated to reimburse us to the extent we cede risk to them, we remain ultimately liable to our policyholders on all risks we have reinsured. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims and we might not collect amounts recoverable from our reinsurers. We address this credit risk by initially selecting reinsurers with an A.M. Best rating of “A-” (Excellent) or better, and by performing, along with our reinsurance broker, quarterly credit reviews of our reinsurers. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment including commutation, novation and letters of credit.

Equity Price Risk

Equity price risk is the risk that we may incur losses due to adverse changes in the market prices of the equity securities we hold in our investment portfolio. As of December 31, 2010, we did not hold any equity securities in our investment portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Majestic Capital, Ltd. December 31, 2010 Contents

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	96-97

FINANCIAL STATEMENTS
Consolidated Balance Sheets	98
Consolidated Statements of Operations and Comprehensive Loss	99
Consolidated Statements of Changes in Shareholders’ Equity	100
Consolidated Statements of Cash Flows	101
Notes to Consolidated Financial Statements	102-147

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Majestic Capital, Ltd.

We have audited the accompanying consolidated balance sheets of Majestic Capital, Ltd. as of December 31, 2010 and 2009, and the related statements of operations and comprehensive loss, shareholders' equity, and cash flows for the years then ended.  Our audit also included the supplemental schedules listed in the Index at Item 15. These financial statements and supplemental schedules are the responsibility of the Company's management.  Our responsibility is to report on these financial statements and supplemental schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our report.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred losses of $44.8 million and $41.6 million for the years ended December 31, 2010 and 2009, respectively.  These losses have significantly weakened the Company's financial position and its ability to fund its operations and, at December 31, 2010, the Company's accumulated deficit is $59.8 million. As further discussed in Notes 1 and 24, the following events have limited the sources of cash available to the Company: (1) termination of the Company’s previously announced merger with a third party; (2) the conservation and rehabilitation of Majestic Insurance Company, the Company’s principal operating subsidiary, by the California Department of Insurance; and (3) the restrictions of the Bermuda Monetary Authority on Twin Bridges, the Company’s Bermuda reinsurance subsidiary. Furthermore, as discussed in Note 4, the Company is in violation of covenants governing certain of its contractual obligations. As discussed in Note 1, based on the above factors, the Company may be forced to seek relief through a filing under the U.S. Bankruptcy Code or Bermuda Companies Act (bankruptcy filing).  A bankruptcy filing would result in the violation of one or more legal and financial covenants of the Company’s debt and other contractual obligations. All of these matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classifications of liabilities that may result from the outcome of this uncertainty.

Because of the possible material effects on the financial statements and supplemental schedules referred to above of the matters described in the preceding paragraph, we are unable to, and do not, express an opinion on these financial statements and supplemental schedules as of and for the year ended December 31, 2010.

In our opinion, the 2009 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Majestic Capital, Ltd. at December 31, 2009, and the consolidated results of its operations and its cash flows for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related 2009 supplemental schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York
April 21, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Majestic Capital, Ltd.

We have audited the accompanying consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows of Majestic Capital, Ltd. (formerly CRM Holdings, Ltd.)  for the year ended December 31, 2008. Our audit also included the financial statement schedules for the year ended December 31, 2008 listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to report on these financial statements and schedules based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the Company’s operations and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules for the year ended December 31, 2008, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Johnson Lambert & Co. LLP

Burlington, Vermont
March 17, 2009, except for Notes 3 and 5, as to which the date is April 21, 2011

Majestic Capital, Ltd.
Consolidated Balance Sheets

	December 31,
	2010	2009
	(Dollars in thousands, except per share data)
Assets
Investments
Fixed-maturity securities, available-for-sale (amortized cost $255,551 and $275,480)	$259,546	$276,593
Short-term investments	3,781	4,893
Investment in unconsolidated subsidiary	—	1,083
Total investments	263,327	282,569
Cash and cash equivalents
Cash and cash equivalents	22,118	44,087
Restricted cash and cash equivalents	2,374	5,922
Total cash and cash equivalents	24,492	50,009
Accrued interest receivable	2,555	2,542
Premiums receivable, net	6,073	6,246
Reinsurance recoverable and prepaid reinsurance	132,623	123,767
Accounts receivable, net	1,890	3,178
Deferred policy acquisition costs	1,573	758
Current income taxes, net	—	6,979
Other intangible assets, net	276	436
Prepaid expenses	1,254	3,675
Other assets	2,128	2,788
Total assets	$436,191	$482,947

Liabilities and shareholders’ equity
Reserve for losses and loss adjustment expenses	$314,537	$317,497
Reinsurance payable	29,985	20,357
Unearned premiums	9,622	10,599
Long-term debt	44,083	44,083
Other liabilities	23,530	29,677
Total liabilities	421,757	422,213

Commitments and contingencies (Notes 1, 17, 21 and 24)

Common shares
Authorized 5 billion shares; $1.00 par value per share; 1.7 million common shares issued and outstanding	167	165
0.04 million Class B shares issued and outstanding	4	4
Additional paid-in capital	71,499	71,057
Retained deficit	(59,832)	(11,215)
Accumulated other comprehensive income	2,596	723
Total shareholders’ equity	14,434	60,734
Total liabilities and shareholders’ equity	$436,191	$482,947

See Notes to Consolidated Financial Statements.

Majestic Capital, Ltd.
Consolidated Statements of Operations
and Comprehensive Loss

	Years ended December 31,
	2010	2009	2008
	(Amounts in thousands, except per share data)
Revenues
Net premiums earned	$51,194	$80,524	$121,942
Investment income	10,604	16,303	13,906
Total revenues	61,798	96,827	135,848

Expenses
Losses and loss adjustment expenses	51,188	81,654	85,506
Policy acquisition costs	12,605	15,717	20,040
General and administrative expenses	25,134	31,838	26,807
Severance and other charges	13,113	5,477	825
Interest expense	4,634	3,798	3,718
Total expenses	106,674	138,484	136,896

Loss from continuing operations before income taxes	(44,876)	(41,657)	(1,048)
Tax (benefit) provision from continuing operations	(972)	3,515	(2,385)
(Loss) income from continuing operations	(43,904)	(45,172)	1,337

Discontinued operations
Loss from discontinued operations before income taxes	(4,703)	(948)	(4,226)
Tax provision (benefit) from discontinued operations	10	714	(1,393)
Loss from discontinued operations	(4,713)	(1,662)	(2,833)

Net Loss	$(48,617)	$(46,834)	$(1,496)

(Loss) earnings per share from continuing operations
Basic	$(25.81)	$(26,92)	$0.81
Diluted	$(25.81)	$(26.92)	$0.81
Loss per share from discontinued operations
Basic	$(2.77)	$(0.99)	$(1.72)
Diluted	$(2.77)	$(0.99)	$(1.72)
Net loss per share
Basic	$(28.58)	$(27.91)	$(0.91)
Diluted	$(28.58)	$(27.91)	$(0.91)
Weighted average shares outstanding
Basic	1,701	1,678	1,644
Diluted	1,701	1,678	1,644

Comprehensive Loss
Net loss	$(48,617)	$(46,834)	$(1,496)
Other comprehensive income (loss)
Gross unrealized investment holdings gains arising during the period	5,685	2,321	4,767
Less reclassification adjustment for gains included in net loss	(2,802)	(6,224)	(2,925)
Income tax (provision) benefit on other comprehensive income (loss)	(1,010)	1,294	(577)
Total other comprehensive income (loss)	1,873	(2,609)	1,265
Total comprehensive loss	$(46,744)	$(49,443)	$(231)

See Notes to Consolidated Financial Statements.

Majestic Capital, Ltd.
Consolidated Statements of Changes in Shareholders’ Equity

	Common Shares	Class B Shares	Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Compre- hensive Income	Total
	(Dollars in thousands)

Balance at January 1, 2008	$160	$4	$68,192	$37,115	$2,067	$107,538
Net loss	—	—	—	(1,496)	—	(1,496)
Change in net unrealized holding gains – available-for-sale investments	—	—	—	—	1,265	1,265
Amortization of unearned compensation	—	—	1,420	—	—	1,420
Retirement of common shares and paid-in capital	—	—	(57)	—	—	(57)
Issuance of common shares – restricted stock and employee stock option purchase plans	2	—	188	—	—	190
Balance at December 31, 2008	162	4	69,743	35,619	3,332	108,860
Net loss	—	—	—	(46,834)	—	(46,834)
Change in net unrealized holding gains – available-for-sale investments	—	—	—	—	(2,609)	(2,609)
Amortization of unearned compensation	—	—	1,260	—	—	1,260
Retirement of common shares and paid-in capital	—	—	(18)	—	—	(18)
Issuance of common shares – restricted stock and employee stock option purchase plans	3	—	72	—	—	75
Balance at December 31, 2009	165	4	71,057	(11,215)	723	60,734
Net loss	—	—	—	(48,617)	—	(48,617)
Change in net unrealized holding gains – available-for-sale investments	—	—	—	—	1,873	1,873
Amortization of unearned compensation	—	—	451	—	—	451
Retirement of common shares and paid-in capital	—	—	(9)	—	—	(9)
Issuance of common shares – restricted stock and employee stock option purchase plans	2	—	—	—	—	2
Balance at December 31, 2010	$167	$4	$71,499	$(59,832)	$2,596	$14,434

See Notes to Consolidated Financial Statements.

Majestic Capital, Ltd.
Consolidated Statements of Cash Flows
	Years ended December 31,
	2010	2009	2008
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,617)	$(46,834)	$(1,496)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	784	778	1,635
Amortization of unearned compensation, restricted stock	451	1,260	1,420
Amortization of premiums and discounts on available-for-sale investments	1,740	1,604	686
Net realized gains on sale of available-for-sale investments	(5,014)	(6,254)	(3,783)
Other-than-temporary impairment losses on available-for-sale investments	2,212	30	858
Other-than-temporary impairment losses on investment in unconsolidated subsidiary	1,083	—	—
Impairment of goodwill and other intangible assets	—	2,661	196
Write off of debt issuance costs	1,069	—	—
Write off of uncollectible premiums receivable	1,164	1,625	1,346
Deferred income taxes	(1,009)	9,103	(913)
Changes in:
Accrued interest receivable	(13)	642	(418)
Premiums receivable, net	(991)	4,064	611
Reinsurance recoverable and prepaid insurance	(8,856)	(59,966)	(25,217)
Accounts receivable, net	1,216	(41)	1,842
Deferred policy acquisition costs	(815)	326	(461)
Current income taxes, net	6,979	(3,771)	(3,483)
Prepaid expenses	1,310	(1,880)	324
Other assets	284	49	117
Reserve for losses and loss adjustment expenses	(2,960)	71,879	56,770
Reinsurance payable	9,628	10,933	3,683
Unearned premiums	(977)	(2,491)	4,237
Other liabilities	(6,147)	3,355	1,650
Net cash (used in) provided by operating activities	(47,480)	(12,928)	39,604

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale investments	(254,898)	(473,901)	(297,371)
Proceeds from sales of available-for-sale investments	191,956	209,831	183,144
Proceeds from maturities of available-for-sale investments	83,935	301,815	70,030
Net purchase, sales and maturities for short-term investments	1,112	(4,780)	673
Decrease (increase) in receivable for securities sold	72	(38)	60
Increase in payable for investments purchased	—	—	(123)
Acquisition of intangible assets	—	—	(102)
Purchases of fixed assets	(398)	(142)	(908)
Disposals of fixed assets	191	51	619
Net cash provided by (used in) investing activities	21,970	32,836	(43,978)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease (increase) in restricted cash and cash equivalents	3,548	(3,922)	(2,000)
Repayments under long-term debt	—	—	(1)
Issuance of common shares – share-based compensation	2	75	190
Retirement of common shares – share-based compensation	(9)	(18)	(57)
Net cash provided by (used in) financing activities	3,541	(3,865)	(1,868)
Net (decrease) increase in cash and cash equivalents	(21,969)	16,043	(6,242)
Cash and cash equivalents
Beginning	44,087	28,044	34,286
Ending	$22,118	$44,087	$28,044
Supplemental Cash Flow Disclosures

Income taxes (refunded) paid, net	$(5,175)	$67	$2,956
Interest paid	$2,487	$3,019	$3,768

See Notes to Consolidated Financial Statements

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

Note 1.    Nature of Business

On May 5, 2010, CRM Holdings, Ltd. held its 2010 Annual General Meeting of Shareholders, at which the shareholders voted on and approved changing the name of CRM Holdings, Ltd. to Majestic Capital, Ltd. (Majestic Capital or the Company).  In addition, the name of CRM USA Holdings Inc. was changed to Majestic USA Capital, Inc.

At the Company’s 2010 Annual General Meeting of Shareholders, the Company’s shareholders authorized the Board of Directors, in its discretion, to effect a reverse share split of the Company’s common and Class B shares within a range of 1-for-5 shares to 1-for-10 shares, at any time prior to November 5, 2010. On November 2, 2010, the Company’s Board of Directors implemented a 1-for-10 reverse share split, effective at the close of business on November 4, 2010 as more fully described in Note 5. Unless otherwise stated, the information in the accompanying financial statements gives effect to the reverse share split.  As a result, references to outstanding shares, per share information and amalgamation consideration have been adjusted for the split.

Organization

Majestic Capital, Ltd. (Majestic Capital or the Company) is a Bermuda holding company and 100% owner of Majestic USA Capital, Inc. (Majestic USA), a United States holding company, and Twin Bridges (Bermuda) Ltd. (Twin Bridges), a Bermuda insurance company. The Company’s legal domicile is Bermuda, the jurisdiction in which it is incorporated.

Majestic USA has one principal subsidiary, Embarcadero Insurance Holdings, Inc. (Embarcadero). Embarcadero has one principal operating subsidiary, Majestic Insurance Company (Majestic Insurance), and has one dormant subsidiary, Great Western Insurance Services, Inc. (Great Western).

Majestic USA has three other subsidiaries, Compensation Risk Managers of California, LLC (CRM CA), Compensation Risk Managers, LLC (CRM), and Eimar, LLC (Eimar), none of which has active business operations. The results of CRM CA, CRM and Eimar are reported as discontinued operations as more fully described in Note 3.

The Company, through its subsidiaries, is a specialty provider of workers’ compensation insurance products and services. Workers’ compensation insurance coverage is offered to employers in California, New York, New Jersey, Arizona, Nevada and other states.

In this report, the term “the Company,” refers to Majestic Capital and its subsidiaries on a consolidated basis, unless otherwise indicated or unless the context otherwise requires.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At and for the year ended December 31, 2010, the Company had a consolidated retained deficit of $59.8 million and a loss from continuing operations before taxes of $44.9 million.  The Company has generated net losses for the last three years and expects to continue to generate net losses for the foreseeable future.  In addition to the Company’s ongoing operating losses, management considered the following factors in arriving at its conclusion that there is substantial doubt surrounding the Company’s ability to meet its obligations as they become due in the foreseeable future and continue as a going concern:

•
The termination of the Company’s previously announced merger with Bayside as discussed under the heading Termination of the Bayside Amalgamation Agreement in Note 24.   The Company will not be able to benefit from the financial condition, reputation and regulatory and rating agency standing of Lancer, an affiliated insurance company of Bayside;

•
The conservation and rehabilitation of Majestic Insurance initiated by the California Department of Insurance (CA DOI) as discussed under the heading Conservation of Majestic Insurance Company in Note 24 and the related transactions contemplated under the heading AmTrust Non-Binding Letter of Intent and Term Sheet in Note 24;

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

•
The restrictions of the Bermuda Monetary Authority (BMA) on Twin Bridges’ ability to write new business or pay dividends/distribute surplus to its parent Majestic Capital described under the heading Restrictions on Twin Bridges License by the Bermuda Monetary Authority in Note 24; and

•
The inability to fund the ongoing expenses of Majestic Capital, Majestic USA and Embarcadero (the Holding Companies) and discontinued operations for the foreseeable future.  The Holding Companies and discontinued operations generate no revenue but are obligated to pay the following expenses:  debt service, public company costs, other general corporate overhead and costs to defend and settle pending litigation and regulatory actions, including the proposed settlement involving the New York self-insured groups discussed under the heading Pending Litigation – Litigation Involving the New York Self-Insured Groups in Note 21.  Historically, these expenses were funded by (1) the operations of our fee-based subsidiaries when they were continuing operations; (2) BMA approved dividends/return of capital from Twin Bridges.; (3) the CA DOI approved Form D filing by which certain of Majestic USA’s other general corporate overhead was allocated to/funded by Majestic Insurance; and (4) dividends from Majestic Insurance.  Given the termination of our fee-based business and the regulatory aforementioned restrictions placed on Majestic Insurance and Twin Bridges, there may be limited/ no funds available to cover the ongoing expenses of the Holding Companies and discontinued operations.

Based on the above factors, the Company may be forced to seek relief through a filing under the U.S. Bankruptcy Code or Bermuda Companies Act (bankruptcy filing).  A bankruptcy filing would result in the violation of one or more legal and financial covenants of the Company’s debt and other contractual obligations.  This violation would trigger an event of default or may result in the early terminations of the following debt and contractual obligations:

Junior Subordinated Debt Obligation (Junior Debt) – upon commencement of a voluntary bankruptcy, insolvency or liquidation of Majestic USA or its guarantor, Majestic Capital; or upon court appointment of a receiver to wind up or liquidate Majestic USA’s or Majestic Capital’s affairs due to the court’s decree under bankruptcy or insolvency law, principal and unpaid interest, including any deferred interest on the Junior Debt and related administrative costs become immediately due and payable.  Principal of $36.1 million and accrued interest of $4.2 million, including deferred interest payable is included in long-term debt and other liabilities, respectively, in our consolidated balance sheet at December 31, 2010.

Senior Debt Obligation (Senior Debt) – upon a court declared bankruptcy of Embarcadero, principal and unpaid interest and related administrative costs become immediately due and payable.  Principal of $8.0 million and accrued interest payable of $0.1 million is included in long-term debt and other liabilities, respectively, in our consolidated balance sheet at December 31, 2010.

Facilities Lease – Poughkeepsie, New York – upon an adjudication of bankruptcy of Majestic USA, the landlord may (1) terminate the lease upon five days written notice to Majestic USA; or (2) continue to enforce the terms of the lease whereby all unpaid rental amounts under the lease, including current and outstanding additional rent shall become immediately due and payable.  Future remaining payments due under the Poughkeepsie, New York facilities lease, which expires December 2022, are approximately $14.8 million at December 31, 2010.

Integrated Policy Administration System – Hosting, License and Services Agreement – upon adjudication of bankruptcy of Majestic Insurance, the policy administration system host, license and service provider (PAS Service Provider) may declare the hosting, license and service agreements terminated upon written notice to Majestic Insurance.  At such time:  (1) amounts equal to the present value of all remaining payments under the hosting agreement, which expires October 2011, are immediately due and payable; and (2) unpaid fees under the licenses and service agreement, which expires April 2013, become immediately due and payable.  Furthermore, upon termination of the license agreement by the PAS Service Provider, the license and all rights in and to the license agreement shall automatically revert back to the PAS Service Provider.  Future remaining aggregate payments due under the integrated policy administration system hosting, license and service agreements are approximately $0.3 million at December 31, 2010.

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

Information Technology Services Agreement (IT Services Agreement) – while the commencement of bankruptcy, insolvency or liquidation proceedings of Majestic USA, Majestic Insurance, CRM or CRM CA (Parties to the IT Services Agreement) would not result in an immediate termination of the IT Services Agreement, a breach of terms, including non-payment of monthly service fees could result in termination of the agreement by either the service provider or the Parties to the IT Services Agreement.  Upon early termination, all unpaid amounts due under the IT Services Agreement, which terminates September 2012, become immediately due and payable.  Remaining amounts due under the IT Services Agreement are approximately $1.8 million at December 31, 2010.

Miscellaneous Equipment and Service Agreements – upon the commencement of bankruptcy, liquidation or insolvency proceedings, these agreements may automatically terminate or be voluntarily terminated by the Company.  Upon termination, any unpaid amounts on miscellaneous equipment and service agreements would become immediately due and payable.  Aggregate amounts due on miscellaneous equipment and service agreements are not material to our consolidated financial statements at December 31, 2010.

Previously Announced Acquisition of Majestic Capital

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

At the effective time of the amalgamation, each outstanding common and Class B share of Majestic Capital, other than shares owned by the Company or any subsidiary of the Company, will be canceled and converted into the right to receive payment of cash in an amount equal to $4.50 per post reverse-split share (amalgamation consideration), and each then-outstanding restricted common share that was granted under the Company’s 2005 Long Term Incentive Plan will vest and be entitled to receive the amalgamation consideration, less any applicable withholding taxes.

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

The amalgation agreement was terminated by Bayside on March 21, 2011 as described in Note 24 Termination of the Bayside Amalgamation Agreement.

Note 2.   Summary of Significant Accounting Policies

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). The accompanying consolidated financial statements include the accounts of Majestic Capital and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated upon consolidation.

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

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

Fixed-Maturity Securities

The Company’s fixed-maturity securities are classified as available-for-sale and are reported at their estimated fair value based on quoted market prices or dealer quotes. Unrealized investment gains and losses on these securities are recorded as a separate component of accumulated other comprehensive income, net of deferred income taxes to the extent the underlying investment is held in a taxable entity.

The cost of fixed-maturity securities is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. These adjustments are recorded as realized losses. The Company does not change the revised cost basis for subsequent recoveries in value.  The assessment of whether such impairment has occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value. The Company also considers the length and severity of the temporary impairment of an investment to determine whether the impairment is other than temporary.  The Company recorded impairment charges of $2.2 million, $0.0 million and $0.9 million for the years ended December 31, 2010, 2009 and 2008, respectively as described under the heading Available-For-Sale Investments in Note 6.

Investment income is recognized when earned.  For the purposes of determining realized gains and losses, the cost of securities sold is based on specific identification as of the trade date.

Certain investments have been pledged as security under certain credit facilities, as more fully described in Note 13.

Short-term Investments

Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at amortized cost.

Certain short-term investments have been pledged as security under certain credit facilities, as more fully described in Note 13.

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

Restricted cash and cash equivalent balances have been pledged as security under certain credit facilities, as more fully described in Note 13.

Premiums Receivable

Premiums receivable include premiums due from policyholders and insurance carriers which cede premiums to the Company.  Premiums receivable are reported net of any allowance for estimated uncollectible premiums. The allowance for doubtful accounts represents the Company’s best estimate of uncollectible premiums included in premiums receivable and amounted to $1.2 million and $1.6 million at December 31, 2010 and 2009, respectively.  Premiums receivable of $1.2 million, $1.6 million and $1.3 million were written off in 2010, 2009 and 2008, respectively.

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

Reinsurance Recoverable and Prepaid Reinsurance Premiums

Amounts recoverable from reinsurers are estimated on an individual contract basis, in a manner consistent with the associated reserve for losses and loss adjustment expenses.  Included in reinsurance recoverables are paid and unpaid losses recoverable from reinsurers.  Recoverables are reported net of any allowance for estimated uncollectible reinsurance recoverables.  No allowance was deemed necessary as of December 31, 2010 and 2009.  No reinsurance recoverable balances were written off during 2010, 2009 and 2008.  The Company evaluates and monitors the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

Accounts Receivable

Accounts receivable consist primarily of guarantee fund assessments from policyholders and other services receivable from the self-insured groups formerly managed by CRM CA, CRM and Eimar.  Accounts receivable are carried at face value less any allowance for doubtful accounts.  The allowance for doubtful accounts represents the Company’s best estimate of uncollectible amounts included in accounts receivable and amounted to $0.4 million and $0.1 million at December 31, 2010 and 2009, respectively.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs include ceding commissions, broker commissions, premium taxes and certain underwriting and other policy issuance costs and are primarily related to the production of new and renewal business.  These costs are deferred and amortized as the related premiums are earned.  Deferred policy acquisition costs are evaluated to determine if recorded amounts exceed estimated recoverable amounts after allowing for anticipated investment income.  Premium deficiency, if any, is recorded as amortization of deferred policy acquisition costs.  All other acquisition expenses are charged to operations as incurred.

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

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

The Company recorded goodwill impairment charges of $2.7 million and $0.1 million for the years ended December 31, 2009 and 2008, respectively, as described in Note 9.

The Company’s other intangible assets have definite lives and their value is amortized on a straight-line basis over their useful lives of five years.  Other intangible assets are tested for potential impairment (1) whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable; and (2) when there is a change in the estimated useful life of other intangible assets.  Changes in the useful life of the Company’s intangible assets for the year ended December 31, 2010 are described in Note 9.

Fixed Assets

Fixed assets include furniture, fixtures and equipment, computer software, and leasehold improvements and are stated at cost, net of accumulated depreciation and amortization.  Fixed assets are included in other assets in the consolidated balance sheets.

Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

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

Fixed assets are tested for potential impairment (1) whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable; and (2) when there is a change in the estimated useful life of fixed assets.  Changes in the useful lives of our fixed assets for the year ended December 31, 2010 are described in Note 10.

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

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

The Company is permitted to pass certain assessments through to the policyholders.  Assessment receivables are billed to policyholders as the assessments become due and are included in accounts receivable in the consolidated balances sheets as discussed above.

Insurance Premiums

Direct premiums written include all direct premiums billed during a specified policy period.  Assumed premiums written are premiums assumed from third parties or authorized state mandated pools.  In respect to most of the direct and assumed policies written, premiums are based on the estimated payroll and loss experience of an employer and applicable premium rates.  Through excess of loss, quota share, and facultative reinsurance agreements, the Company cedes a portion of the risks it has underwritten to reinsurers.  Net premiums written is the difference between direct and assumed premiums written and premiums ceded or paid to third party reinsurers.

A portion of the Company’s premiums are written on an adjustable basis, and premiums from those policies can be adjusted retrospectively in accordance with the actual loss experience of the policyholders’ claims arising during the policy term.  These retrospective premium adjustments are periodically made to the net premiums earned to reflect the changes in the estimation of the policyholders’ ultimate losses as more information becomes available over time.

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

Premiums ceded also include reinstatement premiums.  Reinstatement premiums represent additional premiums payable to reinsurers to maintain coverage purchased under its excess of loss reinsurance contracts.  These contracts generally contain provisions requiring the Company to pay additional premiums based on a percentage of ceded losses in the event that losses of a defined magnitude are ceded under such contracts.  The Company establishes reserves for potential reinstatement premiums and records such amounts once estimated actuarial loss reserves exceed the defined limits.  The Company recorded no reinstatement premiums payable for the year ended December 31, 2010.  Of the $3.1 million of reinstatement premiums payable recorded for the year ended December 31, 2009, $0.2 million were paid during 2010.

Net premiums earned are the elapsed portion of our net premiums written. At the end of each accounting period, (1) the portion of direct and assumed premiums that are not yet earned is included in unearned premiums and is realized in subsequent periods over the remaining terms of the policies; and (2) the portion of ceded premiums that are not earned is included in prepaid reinsurance premiums and is realized in subsequent periods over the remaining terms of the policies.

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

Advertising Costs

Advertising costs, including selling and marketing expenses, are expensed as incurred.  Advertising costs totaling $0.3 million, $0.5 million and $0.4 million were included in general and administrative expenses for the years ended December 31, 2010, 2009 and 2008, respectively.

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

Variable Interest Entity

Majestic USA is a sponsor of and has a variable interest in CRM USA Holdings Trust I (the Trust). The Trust was established for the sole purpose of issuing capital and common securities. On November 14, 2006, the Trust issued $35.0 million of Trust capital securities and $1.1 million of Trust common securities and invested the proceeds in junior subordinated debt obligations (Junior Debt) issued by Majestic USA in the aggregate principal amount of $36.1 million. The Junior Debt is the sole asset of the Trust. The capital and common securities of the Trust, representing the undivided beneficial ownership interests in the assets of the Trust, have no stated maturity and must be redeemed upon maturity of the Junior Debt securities. The Trust is required to make quarterly distributions on the capital and common securities at a fixed annual rate of 8.65% until December 15, 2011 and after such date at a fixed spread of 3.65% above 3-month London Interbank Offer Rate per annum. The common securities are held by Majestic USA and represent 100% of the issued and outstanding common securities of the Trust. They are reflected as investment in unconsolidated subsidiary in the Company’s consolidated balance sheets. The Company deemed its investment in unconsolidated subsidiary to be fully impaired at December 31, 2010 and recorded a $1.1 million charge in investment income in the consolidated statement of operations under the heading Investment in Unconsolidated Subsidiary in Note 6.

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

The Company is involved in the normal course of business with variable interest entities (VIEs) primarily as a passive investor in government sponsored entity mortgage-backed securities. The Company is not the primary beneficiary of these VIEs. The Company’s maximum exposure to losses with respect to these investments is limited to the investment carrying values included in the Company’s consolidated balance sheets.

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

Income Taxes

Majestic USA and its subsidiaries file a consolidated U.S. federal income tax return in accordance with a tax sharing agreement, under which the income tax (benefit) provision is allocated in accordance with each entity’s proportionate share of the consolidated (benefit) provision for income taxes.

Majestic Capital and Twin Bridges are Bermuda companies, and have received undertakings from the Bermuda Minister of Finance assuring it that if any legislation is enacted in Bermuda that would impose income or capital taxes, then the imposition of any such tax will not be applicable to Majestic Capital or Twin Bridges or any of its operations, shares, debentures or other obligations until March 28, 2035.  The Company believes that Majestic Capital and Twin Bridges are not involved in the active conduct of a trade or business in the U.S. for U.S. tax purposes and as such has not provided for any federal or state and local income taxes for these entities.

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

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

The Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the consolidated financial statements.  The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the (benefit) provision for income taxes.

Segment Reporting

The Company previously reported its results in four operating segments: primary insurance (Majestic Insurance), reinsurance (Twin Bridges), fee-based management services (CRM CA), and corporate and other (Majestic Capital, Majestic USA and Embarcadero). Effective January 1, 2010, the Company has reflected changes in segment reporting and no longer reports multiple segments. The change from reporting four reportable segments to a single segment reflects the Company’s current business activities and organizational changes.

The changes in segment reporting aggregate our primary insurance and reinsurance segments, Majestic Insurance and Twin Bridges, into a single “risk-bearing” segment in accordance with the framework established by segment reporting guidance. Twin Bridges only reinsures risk underwritten at Majestic Insurance, both use independent agents/brokers to produce business, and both Majestic Insurance and Twin Bridges, as insurance companies, are subject to insurance regulatory environments. Further, the operations of CRM CA have been reclassified as discontinued operations as more fully described in Note 3.  Lastly, Majestic Capital, Majestic USA and Embarcadero have no revenues and are not viewed as a discrete operation for decision-making purposes and therefore are not a reportable segment. The prior years presented have been restated to conform to the current year presentation.

Adoption of New Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance on accounting for the transfers of financial assets. The new guidance, which is now part of ASC 860, Transfers and Servicing, eliminates the concept of a qualifying special-purpose entity (QSPE), clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. The new guidance requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position. The Company adopted the new guidance effective January 1, 2010 and the adoption had no effect on the Company’s financial condition and results of operations.

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which is now part of ASC 810, Consolidations, amends the consolidation rules applicable to a variable interest entity (VIE). Under the revised guidance, a company would consolidate a VIE as the primary beneficiary when a company has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Ongoing reassessment of whether a company is the primary beneficiary of a VIE is required. The new guidance replaces the quantitative-based approach previously required for determining which company, if any, has a controlling financial interest in a VIE. The Company adopted the revised guidance on January 1, 2010 and the adoption had no effect on the Company’s financial condition or results of operations.

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

Accounting Standards Not Yet Adopted

In October 2010, the FASB issued updated guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance, which is now part of ASC 944, Financial Services – Insurance, modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. If application of this guidance would result in the capitalization of acquisition costs that had not previously been capitalized by a reporting entity, the entity may elect not to capitalize those costs. The updated guidance is effective for periods ending after December 15, 2011. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its financial condition and results of operations.

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

Note 3.   Discontinued Operations

The results of CRM CA, CRM and Eimar are included in discontinued operations for all periods presented.

Compensation Risk Managers of California

CRM CA has ceased providing administrative services to its last self-insured group under management on December 31, 2010.  Consequently, the Company closed down its California fee-based operations and CRM CA is reported as a discontinued operation in the consolidated statements of operations for all periods presented.  Income from discontinued operations before income taxes related to CRM CA was $0.0 million, $0.9 million and $1.0 million in 2010, 2009 and 2008, respectively.

CRM CA will have ongoing cash outflows related to the June 2008 settlement agreement for litigation commenced by Cornerstone Program Management & Insurance Services (“Cornerstone”), the former general agent for CAP, a self-insured group administered by CRM CA.  Under the settlement agreement, CRM CA agreed to contribute towards CAP’s September 2006 settlement with Cornerstone, five annual payments of $0.4 million, the first of which was paid on July 1, 2009.  The Company recorded the present value of the Cornerstone settlement using an interest rate of 8.65%, which approximated the fair value of the liability on the settlement date.  At December 31, 2010 and 2009, $1.1 million and $1.4 million, respectively, related to the Cornerstone settlement are included in other liabilities in the consolidated balance sheets.

Compensation Risk Managers and Eimar

On September 8, 2008, the Company ceased operations of CRM and Eimar. Accordingly, the results of operations of CRM and Eimar are reported as discontinued operations in the consolidated statements of operations.

The administration of the claims for the New York self-insured groups, formerly managed by CRM NY, was transferred to third party administrators appointed by the New York Workers’ Compensation Board, and in accordance with the terms of a settlement agreement entered into between CRM and the New York Workers’ Compensation Board, CRM surrendered its third-party administrator’s license in New York on September 8, 2008. The surrender of CRM’s administrator’s license prohibits CRM from actively engaging in this business in New York.  Consequently, the Company will not derive any revenues from fee-based management services in New York currently or in the future and does not expect to incur any significant ongoing operating expenses, except for legal defense costs.

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

In conjunction with the voluntary termination of the New York self-insured groups, the Company has ceased the operations of Eimar, a provider of medical bill review and case management services, because the majority of Eimar’s business was derived from these New York self-insured groups.  Medical bill review services for Majestic Insurance and certain self-insured groups formerly managed by CRM CA were performed by the Company until the medical bill review function was transitioned to a third party medical bill review provider. This transition was completed in the third quarter of 2009.

Losses from discontinued operations before income taxes related to CRM and Eimar were $4.7 million, $1.8 million and $5.4 million for 2010, 2009 and 2008, respectively.  Included in our 2010 loss from discontinued operations related to CRM and Eimar is $4.6 million related to the proposed settlement of litigation involving the New York self-insured groups.  All years presented include legal defense costs related to our proposed settlement and other regulatory proceedings and pending litigation described in Note 21.

Results for discontinued operations were as follows:

	Years ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Revenues	$707	$4,611	$10,939
Expenses	5,410	5,559	15,165
Loss from discontinued operations before income taxes	$(4,703)	$(948)	$(4,226)

Note 4.    Severance and Other Charges

The following table presents the components of severance and other charges:

	Years ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Policy administration system operating lease and acceleration of related expenses	$8,858	$—	$—
Facilities lease amendment	1,463	—	—
Other facilities charges	1,214	—	—
Write off of debt issuance costs	1,069	—	—
Employee severance	509	—	—
Former Co-CEO severance For	—	5,477	825
Severance and other charges	$13,113	$5,477	$825

Policy Administration System Operating Lease and Acceleration of Related Expenses

In 2008, the Company entered into an agreement to license an integrated policy administration software system (PAS) that would provide processing for workers’ compensation insurance, including billing, underwriting and policy administration functionality.  Amounts capitalized under the license agreement are financed through a secured operating lease agreement whereby the Company reimburses the lessor for payments made in connection with the development of the Company’s PAS.  The PAS lease agreement is secured by letter of credit facility described in Note 13 and the agreement contains various administrative, reporting, legal and financial covenants.

At December 31, 2010, the Company believes that it is in violation of one of its PAS lease covenants whereby a material adverse change to the Company’s financial condition would trigger the remaining payments under the PAS lease agreement to become immediately due.  Accordingly, the Company recorded a charge of $8.9 million for the year ended December 31, 2010.  This charge is comprised of (1) an $8.0 million charge which represents an approximation of the original encumbrance capital costs paid by the lessor, including penalties due as stipulated by the PAS lease; (2) a $0.2 million write off of other assets related to a security deposit which would be required to be returned to lessor; and (3) a $0.7 million write off of prepaid expenses for information technology charges related to the policy administration system which more than likely will have no future value to the Company.  The $8.0 million of future obligations due under the PAS lease agreement is included in other liabilities in the consolidated balance sheet at December 31, 2010.

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

On April 5, 2011, the Company received notification that its PAS was terminated as described under the heading Termination of Policy Administration Operating Lease and Call on Letter of Credit in Note 24.

Facilities Lease Amendment

During 2010, the Company restructured the lease for its Poughkeepsie office space and entered into a lease amendment and license agreement, effective September 1, 2010.  Pursuant to the amendment and agreement, the Company eliminated certain office space subject to a license to occupy the eliminated office space through at least December 31, 2011. In exchange, the Company paid $1.75 million to the landlord that consisted of a $1.4 million termination fee and the assumption of $0.35 million of leasehold improvements for the eliminated office space.  The Company also agreed to forgive a $0.7 million receivable related to certain tax credits due to the Company from the landlord under the terms of the pre-amended lease.

Included in the Company’s facilities lease amendment charges for the year ended December 31, 2010 are (1) the write-off of the $0.7 million tax credit receivable; (2) $0.6 million of the termination fee; and (3) $0.1 million of amortization of the assumed leasehold improvements.  The remainder of the termination fee of $0.8 million is included in the Company’s prepaid expenses at December 31, 2010 and will be expensed ratably over the remaining term of the license agreement.  The assumed leasehold improvements are included in the Company’s fixed assets and are also being amortized over the term of the license agreement.

Other Facilities Charges

In 2008, the Company entered into agreements to lease furniture and fixtures (F&F) for its office space in Poughkeepsie, New York and San Francisco, California.  The F&F lease agreements contains various administrative, reporting, legal and financial covenants.  At December 31, 2010, the Company believes it is in violation of one of its F&F lease covenants whereby a material adverse change to the Company’s financial condition would cause the remaining payments under the F&F lease agreements to become immediately due.  Accordingly, the Company recorded a charge of $1.1 million for the year ended December 31, 2010 which represents the remaining future obligations due under the F&F lease agreements.  The $1.1 million of future obligations due under the F&F lease agreements are included in other liabilities in the consolidated balance sheet at December 31, 2010.

In addition, the Company determined there is no future value to the security deposit on its Poughkeepsie, New York office space that was included in other assets in the consolidated balance sheet.  Accordingly, the Company has written off the $0.1 million security deposit in the year ended December 31, 2010.

Write off of Debt Issuance Costs

In connection with the private placement of its Junior Debt described in Note 14, the Company incurred approximately $1.2 million of issuance costs were capitalized and included in other assets in the consolidated balance sheet.  These costs were being amortized using the straight-line method over the respective term of the related Junior Debt.  Due to the uncertainty surrounding the Company’s ability to continue as a going concern and possible default on the Junior debt due to future bankruptcy proceedings described under the heading Going Concern in Note 1; the Company has determined there is no future value to the Company’s prepaid expense and has written off $1.1 million of unamortized debt issuance costs at December 31, 2010.

Employee Severance

During 2010, the Company reduced its workforce by approximately 21% or 42 employees, the majority of which were located in Poughkeepsie, New York.  This reduction reflects the decrease in premium levels experienced by the Company’s insurance subsidiaries and is designed to better align the Company’s workforce to current business levels, properly manage the Company’s expenses, and support the Company’s business strategy going forward.  A pre-tax charge of $0.5 million relating to the cost of severance and related costs was recorded for the year ended December 31, 2010.  Unpaid employee severance of $0.1 million is included in other liabilities at December 31, 2010.  There was no unpaid employee severance at December 31, 2009.

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

Former Co-Chief Executive Officers’ Severance

On March 13, 2009, Daniel G. Hickey Jr., resigned as the Company’s Chief Executive Officer, Chairman of the Board, and as a director and officer of the Company’s subsidiaries. The Company entered into a separation agreement with Mr. Hickey under which the Company (1) agreed to make cash payments of $3.3 million over the next three years; (2) immediately vested and distributed 46 thousand pre-reverse split shares of restricted stock; and (3) agreed to pay medical and life insurance benefits for up to three years. The separation agreement prohibits Mr. Hickey from competing with the Company in the California self-insured group market until March 13, 2012 and from soliciting employees and customers through March 13, 2011. In conjunction with Mr. Hickey’s separation agreement, the Company recorded $3.8 million of severance expense in the first quarter of 2009.

Due to the Company’s decreased presence in the self-insured group market and the current economic and regulatory environment, the Company determined that there is not a significant ongoing economic benefit related to Mr. Hickey’s and Martin D. Rakoff’s non-compete/non-solicitation covenants.  Mr. Rakoff was the Company’s former Co-Chief Executive Officer and Deputy Chairman of the Board who resigned December 19, 2006. Previously, the Company recognized severance expense for Mr. Rakoff over the term of his non-compete/non-solicitation covenant, which expired December 2010. The Company accelerated the recognition of Mr. Rakoff’s severance expense and recorded the $1.5 million of remaining severance payments in the first quarter of 2009.

Unpaid severance related to our Co-Chief Executive Officers of $0.3 million and $4.3 million is included in other liabilities at December 31, 2010 and 2009, respectively.

Note 5.   Earnings per Share

Basic earnings per share is calculated using the weighted average number of common and Class B shares outstanding excluding any dilutive effects of warrants, options and convertible securities. As of December 31, 2010, 2009 and 2008, there were 23 thousand, 42 thousand and 38 thousand restricted shares outstanding, respectively, and no warrants, options or convertible securities outstanding during the periods ended December 31, 2010, and 2009.

In connection with the November 4, 2010 reverse share split, the number of outstanding common shares was reduced from 16,655,928 shares to 1,666,019 shares on a fully-diluted basis and the number of outstanding Class B shares from 395,000 shares to 39,500 shares. No fractional shares were issued in connection with the reverse stock split. Instead, fractional shares were rounded up to the nearest whole share. The number of common shares granted under the Company’s outstanding restricted share grants were proportionately adjusted to reflect the reverse share split.

The following table shows the computation of the Company’s earnings per share:

	2010	2009	2008
	Years ended December 31,

(Loss) income from continuing operations (Numerator – basic and diluted (loss) earnings per share from continuing operations)	$(43,904)	$(45,172)	$1,337
Loss from discontinued operations (Numerator – basic and diluted loss per share from discontinued operations)	(4,713)	(1,662)	(2,833)
Net loss (Numerator – basic and diluted loss per share)	$(48,617)	$(46,834)	$(1,496)

Weighted-average basic shares outstanding (Denominator — basic earnings per share)	1,701	1,678	1,644
Dilutive effect of unvested shares	—	—	—
Weighted-average diluted shares outstanding (Denominator — diluted earnings per share)	1,701	1,678	1,644

Basic (loss) earnings per share from continuing operations	$(25.81)	$(26.92)	$0.81
Diluted (loss) earnings per share from continuing operations	$(25.81)	$(26.92)	$0.81

Basic loss per share from discontinued operations	$(2.77)	$(0.99)	$(1.72)
Diluted loss per share from discontinued operations	$(2.77)	$(0.99)	$(1.72)

Basic loss per share	$(28.58)	$(27.91)	$(0.91)
Diluted loss per share	$(28.58)	$(27.91)	$(0.91)

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

Diluted earnings per share is calculated assuming conversion of dilutive convertible securities and the exercise of all dilutive stock options and warrants using the treasury stock method. For the years ended December 31, 2010, 2009 and 2008, 23 thousand, 33 thousand and 35 thousand restricted shares, respectively, were excluded from the computation of diluted earnings per share because their effects were anti-dilutive.

Note 6.    Investments

Available-For-Sale Investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of the Company’s available-for-sale investments are shown in the tables below:

As of December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

U.S. Treasury securities	$28,591	$516	$—	$29,107
Government sponsored agency securities	13,126	361	—	13,487
Obligations of states and political subdivisions	81,478	928	—	82,406
Corporate and other obligations	81,637	2,011	—	83,648
Asset-backed obligations	5,718	33	—	5,751
Commercial mortgage-backed obligations	14,090	—	—	14,090
Residential mortgage-backed obligations	30,911	146	—	31,057
Total investment securities, available-for-sale	$255,551	$3,995	$—	$259,546

As of December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

U.S. Treasury securities	$54,301	$660	$—	$54,961
Government sponsored agency securities	17,068	636	—	17,704
Obligations of states and political subdivisions	64,688	382	1,536	63,534
Corporate and other obligations	81,456	1,862	419	82,899
Asset-backed obligations	9,385	20	20	9,385
Residential mortgage-backed obligations	48,582	—	472	48,110
Total investment securities, available-for-sale	$275,480	$3,560	$2,447	$276,593

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

The amortized cost and estimated fair value of the Company’s available-for-sale investments at December 31, 2010 by contractual maturity are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)

Due in one year or less	$19,557	$19,881
Due after one year through five years	110,887	113,209
Due after five years through ten years	45,003	45,912
Due after ten years	29,385	29,646
	204,832	208,648
Mortgage and asset-backed	50,719	50,898
Total investment securities, available-for-sale	$255,551	$259,546

The Company’s investment portfolio is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issue and issuers. Consequently, the Company believes there are no significant concentrations of credit risk associated with its investments.

The following table sets forth the ratings distribution of the Company’s available-for-sale investments:

As of December 31, 2010

“AAA”	$91,984
“AA”	85,459
“A”	80,043
“BBB”	2,060
Total available-for-sale	$259,546

The following table sets forth the gross unrealized losses included in accumulated other comprehensive income in the consolidated balance sheets related to available-for-sale fixed-maturity securities.  The table segregates investments that have been in a continuous unrealized loss position for less than 12 months from those that have been in a continuous unrealized loss position for 12 months or longer.  The Company had no fixed-maturity securities that were in an unrealized loss position at December 31, 2010.

	Less than 12 Months			12 Months or Longer			Total
As of December 31, 2009	Fair Value	Unrealized Loss	No. of Positions Held	Fair Value	Unrealized Loss	No. of Positions Held	Fair Value	Unrealized Loss
	(Dollars in Thousands)

Obligations of states and political subdivisions	$51,367	$1,536	32	$—	$—-	—	$51,367	$1,536
Corporate and other obligations	24,274	326	11	1,608	93	2	25,882	419
Asset-backed obligations	—	—	—	5,245	20	2	5,245	20
Residential mortgage-backed obligations	48,110	472	32	—	—	—	48,110	472
Total available-for-sale	$123,751	$2,334	75	$6,853	$113	4	$130,604	$2,447

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

The Company regularly evaluates its available-for-sale fixed-income securities to determine whether impairment represents other-than-temporary declines in the fair value of the investments. Criteria considered during this process includes but is not limited to:

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

Part of the evaluation of whether particular securities are other-than-temporarily impaired involves assessing whether the Company has both the intent and ability to continue not to sell securities in an unrealized loss position until recovery. Significant changes in these factors could result in a charge to net earnings for impairment losses.

As a result of (1) the uncertainty surrounding the Company’s ability to continue as a going concern described under the heading Going Concern in Note 1; and (2) the conservation and rehabilitation of Majestic Insurance and rehabilitation plan contemplated by the CA DOI and early termination of our policy administration lease, both of which are described under the headings Conservation of Majestic Insurance Company and Termination of Policy Administration Operating Lease and Call on Letter of Credit in Note 24, the Company may be required to either sell or transfer many of its available-for-sale fixed-maturity securities.  Therefore, the Company determined that it no longer assert that it does not intend to sell its securities in a gross unrealized loss position.  Accordingly, the Company recorded an impairment charge of $2.2 million for the year ended December 31, 2010.

Impairment charges for the year ended December 31, 2009 were not material to the consolidated financial statements.  For the year ended December 31, 2008, the Company recorded an impairment charge of $0.9 million related to one fixed-maturity security (Lehman Brothers Holdings Inc. filed for bankruptcy in 2008) that was determined to be other-than-temporarily impaired.

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

Investment in Unconsolidated Subsidiary

In connection with the variable interest entity described under the heading Variable Interest Entity in Note 2, the Company holds 100% of the common securities and none of the capital securities of the Trust.  The common securities are reflected as investment in unconsolidated subsidiary in the Company’s balance sheet, represent a 3% ownership in the Trust, and rank below the capital securities of the Trust in terms of priority of payment.  Due to the uncertainty surrounding the Company’s ability to continue as a going concern and possible default on the related Junior debt due to future bankruptcy proceedings as described under the heading Going Concern in Note 1 – which would result in non-payment of principal and interest of the common securities to the Company, the Company has determined that its investment in unconsolidated subsidiary is fully impaired and has written off the related accrued interest receivable at December 31, 2010.  Accordingly, aggregate charges of $1.2 million are included in investment income for the year ended December 31, 2010.  There were no impairment charges on our investment in unconsolidated subsidiary for the years ended December 31, 2009 and 2008.

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

Investment Income

The sources of investment income from continuing operations were as follows:

	Years ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Interest income on cash and cash equivalents	$33	$66	$1,065
Interest income on fixed-maturity securities	9,868	10,846	10,537
(Loss) income on investment in unconsolidated subsidiary	(27)	94	94
Dividends	—	—	242
Realized gains on fixed-maturity securities	5,064	6,499	5,996
Realized losses and OTTI charges fixed-maturity securities	(2,262)	(275)	(3,071)
OTTI charges on investment in unconsolidated subsidiary	(1,083)	—	—
Investment income before investment expenses	11,593	17,230	14,863
Investment expenses	(989)	(927)	(957)
Total investment income	$10,604	$16,303	$13,906

Restricted Invested Assets

Majestic Insurance had available-for-sale and short-term investments with a fair value of $234.5 million and $182.5 million, at December 31, 2010 and 2009, respectively, on deposit with various regulatory agencies as required by law and assumed reinsurance partners as more fully described in Note 12.  While Twin Bridges had no pledged investments at December 31, 2010, it had $0.8 million of combined available-for-sale investments and cash that were pledged as security under letter of credit facilities to secure reserves assumed under third party ceded quota share agreements at December 31, 2009.

Note 7.  Fair Value of Financial Instruments

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

•
Level 2 - Valuation based on quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, etc.) or can be corroborated by observable market data. Financial assets utilizing Level 2 inputs include: U.S. government and agency securities; non-U.S. government obligations; corporate and municipal bonds; asset-backed securities and mortgage-backed securities.

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

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

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are measured on a recurring basis at December 31, 2010:

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

U.S. Treasury securities	$29,107	$29,107	$—	$—
Government sponsored agency securities	13,487	—	13,487	—
Obligations of states and political subdivisions	82,406	—	82,406	—
Corporate and other obligations	83,648	—	83,648	—
Asset-backed obligations	5,751	—	5,751	—
Commercial mortgage-backed obligations	14,090	—	14,090	—
Residential mortgage-backed obligations	31,057	—	31,057	—
Total investment securities, available-for-sale	$259,546	$29,107	$230,439	$—

Fair Value Information about Financial Instruments Not Measured at Fair Value

Fair value guidance requires disclosure of fair value information about other financial instruments for which it is practicable to estimate such fair value and excludes certain insurance related financial assets and liabilities.  Estimates of the fair value of these financial instruments at December 31, 2010 are as follows:

Short-term investments and cash and cash equivalents – The carrying values reported in the accompanying consolidated balance sheets for these financial instruments approximate their fair value.

Premiums and accounts receivable and reinsurance payable – The carrying values reported in the accompanying consolidated balance sheets for these financial instruments approximate their fair value.

Long-term debt – The carrying value of the Company’s long-term debt at December 31, 2010 was $44.1 million.  Due to the substantial doubt concerning the Company’s ability to continue as a going concern and a possible bankruptcy filing discussed under the heading Going Concern in Note 1, the Company is unable to determine the fair value of its long-term debt at December 31, 2010.

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

Note 8.    Deferred Policy Acquisition Costs

Changes in deferred policy acquisition costs are as follows:

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Balance at beginning of year	$758	$1,084	$623
Policy acquisition costs deferred
Ceding commissions	(8,207)	(13,611)	(21,061)
Commissions	9,906	14,869	29,764
Premiums and federal excise taxes	2,361	3,709	4,160
Other	9,360	10,424	7,638
	13,420	15,391	20,501
Amortization of policy acquisition costs	(12,605)	(15,717)	(20,040)
Net change	815	(326)	461
Balance at end of year	$1,573	$758	$1,084

Note 9.    Goodwill and Other Intangible Assets

As a result of the impairment of goodwill discussed below, the Company’s goodwill balance is zero at December 31, 2010 and 2009.

The 2006 acquisition of Embarcadero resulted in the establishment of goodwill of $2.7 million.  The Company performed its annual impairment testing of goodwill in the fourth quarter of 2009 and determined that its goodwill was impaired. Consequently, the Company recorded impairment charges of $2.7 million in the year ended December 31, 2009.  Factors that occurred in the fourth quarter of 2009 that resulted in the full impairment of goodwill include:  (1) the downgrade of Majestic Insurance’s AM Best rating from A- to B++ with negative implications, (2) a reduction in Majestic Insurance’s projected premiums written due to the AM Best downgrade, (3) an increase in Majestic Insurance’s losses and loss adjustment expenses, and (4) the unexpected net operating loss in the fourth quarter of 2009, which resulted from adverse development of Majestic Insurance’s current and prior year losses and loss adjustment expenses.

Effective September 8, 2008, the results of Eimar were classified as discontinued operations.  Consequently, goodwill of $0.1 million and the unamortized portion of the covenant not to compete of $0.1 million related to Eimar were deemed to be impaired.  These amounts were written off and are included in loss from discontinued operations for the year ended December 31, 2008.

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

The cost of the information technology other intangible asset was being amortized over its useful contractual life which terminates in October 2012.  As a result of the uncertainty surrounding the Company’s ability to continue as a going concern described under the heading Going Concern in Note 1, management has adjusted the useful life of its information technology other intangible asset to terminate December 31, 2011.  The amount of additional amortization of the Company’s information technology other intangible assets recognized in the fourth quarter of 2010 was immaterial to the Company’s results of operations.  Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $0.2 million, $0.2 million and $0.1 million, respectively.  Amortization expense for other intangible assets is estimated to be $0.3 million in 2011.

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

The following table shows the information technology other intangible asset that continues to be subject to amortization:

	As of December 31,
	2010	2009
	(Dollars in thousands)

Gross amount	$748	$748
Accumulated amortization	(472)	(312)

Net carrying amount	$276	$436

Note 10.   Fixed Assets

Fixed assets are stated at cost less accumulated depreciation and amortization.  Fixed assets are summarized as follows:

	As of December 31,
	2010	2009
	(Dollars in thousands)

Furniture, fixtures and computer equipment	$833	$931
Computer software	548	581
Leasehold improvements	2,614	2,277
	3,995	3,789
Less accumulated depreciation and amortization	(1,932)	(1,349)

Net carrying amount	$2,063	$2,440

As a result of (1) the lease amendment and license agreement related to our Poughkeepsie, New York office facilities described under the heading Facilities Lease Amendment in Note 4; and (2) the uncertainty surrounding the Company’s ability to continue as a going concern described under the heading Going Concern in Note 1, management has adjusted the useful life of its fixed assets in the year ended December 31, 2010.  Accordingly, the Company recorded additional depreciation and amortization of fixed assets of $0.1 million in the fourth quarter of 2010.

Depreciation and amortization expense in continuing operations for the years ended December 31, 2010, 2009 and 2008 was $0.7 million, $0.5 million and $0.5 million, respectively, of which $0.1 million, $0.2 million and $0.3 million, respectively, was attributable to amortization of capitalized computer software.  Unamortized computer software was $0.0 million and $0.1 million at December 31, 2010 and 2009, respectively.

Effective September 8, 2008, the results of CRM and Eimar were classified as discontinued operations.  Consequently, furniture, fixtures and computer equipment and computer software with an aggregate book value of $0.5 million were deemed to be impaired and included in loss from discontinued operations for the year ended December 31, 2008.

Note 11. Reserve for Losses and Loss Adjustment Expenses (“LAE”)

Activity in the reserve for losses and loss adjustment expenses is as follows:

	As of December 31,
	2010	2009	2008
	(Dollars in thousands)

Gross liability beginning of year	$317,497	$245,618	$188,848
Less reinsurance recoverable	(111,581)	(55,502)	(35,488)
Net liability at beginning of year	205,916	190,116	153,360

Incurred losses and LAE relating to:
Current year	48,362	75,826	91,140
Prior years	2,826	5,828	(5,634)
Total incurred losses and LAE	51,188	81,654	85,506

Paid losses and LAE relating to:
Current year	(11,191)	(16,969)	(16,959)
Prior years	(56,034)	(48,885)	(31,791)
Total paid losses and LAE	(67,225)	(65,854)	(48,750)

Net liability at end of year	189,879	205,916	190,116
Plus reinsurance recoverable	124,658	111,581	55,502
Gross liability at end of year	$314,537	$317,497	$245,618

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

Prior Year Loss Reserve Development

2010 Loss Reserve Development
As a result of changes in estimates of insured events in prior years, the Company experienced unfavorable development of $2.8 million for the year ended December 31, 2010, where $3.4 million of unfavorable development in its primary insurance business was offset by $0.6 million of favorable development in its excess insurance business.

The Company’s primary insurance business experienced unfavorable development in California accident years 2007 and 2008 where incurred and paid losses developed above actuarial projections.  The Company’s excess insurance business had favorable development on policies underwritten in California, where losses have not emerged above the self-insured retention, which was offset by unfavorable development of policies underwritten in New York.

2009 Loss Reserve Development
As a result of changes in estimates of insured events of prior years, the Company experienced unfavorable development of $5.8 million for the year ended December 31, 2009 where $7.9 million of unfavorable development it its primary insurance business was offset by $2.1 million of favorable development in its excess insurance business.

The Company’s primary insurance business experienced unfavorable development as a result of loss cost trends in California and New Jersey, predominantly in accident year 2008.  The Company’s excess insurance business had favorable development where accident years 2008 and 2006 continue to develop better than industry excess of loss factors initially projected.

2008 Loss Reserve Development
As a result of changes in estimates of insured events of prior years, the Company experienced favorable development of $5.6 million for the year ended December 31, 2008 of which $3.6 million was attributable to primary insurance business and $2.0 million was attributable to excess insurance business.

Both the Company’s primary insurance and excess insurance businesses experienced favorable development as a result of favorable loss cost trends in California, predominantly in accident years 2006 and 2007.

Loss Reserve Methodology

For primary insurance policies underwritten in California, for which the Company has a significant amount of historical claims data, management estimates future liabilities by using actuarially acceptable methods based upon historical development patterns.  These methods look at historical paid and reported claim counts and average costs of incurred losses, average case reserves, claim closing rates, counts and average values of unpaid losses, as well as variations of such techniques.  For other jurisdictions for which the Company does not have extensive historical claims data, management relies heavily on industry loss development factors in combination with price, rating bureau loss cost estimates by class code, and exposure information.  Estimates of ultimate claims liability for each accident year are derived using such techniques.

In addition, the Company performs a ground-up analysis of the excess insurance policy losses of (a) the self-insured groups that were formerly managed by CRM CA and CRM; and (b) other self-insured entities, all of which are insured by the Company in excess of their self-insured retention, most commonly $500,000 per occurrence.  The expected ultimate impact of these per-occurrence excess of loss contracts is based upon actual experience of the underlying self-insured groups and industry excess of loss factors which vary by state and hazard group.  In each case, gross losses were developed to ultimate and the portion of the losses expected to exceed each group’s self-insured retention was calculated.

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

For the most current accident year, the Company also uses a loss ratio method that starts with a projected loss ratio for each line of business, estimated from the prior accident year, adjusted for projected wage inflation, loss cost inflation, and pricing adjustments.  This adjusted loss ratio is applied to the earned premium for the current accident year to derive the ultimate estimated claims liability.  These estimates are reviewed quarterly and are adjusted throughout the current year whenever there is enough overall evidence that one or more of the assumptions used have changed such as to materially impact the total estimated ultimate liability for claims reported on the Company’s consolidated balance sheet.  Additional factors that influence incurred losses and loss adjustment expenses for a given period include the number of exposures covered in the current year, trends in the frequency and severity of claims, and changes in the cost of adjusting claims.

The Company established loss reserves at December 31, 2010 based upon its current best estimate of loss and loss adjustment expenses. Loss reserves do not represent an exact calculation of liability, but instead represent management’s best estimates, generally utilizing actuarial expertise and projection techniques, at a given accounting date. Reserves for losses and loss adjustment expenses are estimates and are inherently uncertain; they do not and cannot represent an exact measure of liability. Loss reserve estimates are reviewed regularly and are adjusted as experience develops or new information becomes known. Such adjustments are included in the period in which they become known.

Note 12.  Insurance Activity

The Company’s financial statements reflect the effects of direct insurance and assumed and ceded reinsurance activity as follows:

	December 31,
	2010	2009	2008
	(Dollars in thousands)

Written premiums
Direct	$91,509	$153,471	$171,586
Assumed	6,602	2,186	279
Ceded	(44,182)	(72,360)	(46,992)
Net written premiums	$53,929	$83,297	$124,873

Earned premiums
Direct	$94,913	$153,407	$164,667
Assumed	2,686	2,186	279
Ceded	(46,405)	(75,069)	(43,004)
Net earned premiums	$51,194	$80,524	$121,942

Losses and loss adjustment expenses
Direct	$91,324	$159,494	$115,992
Assumed	1,989	(613)	68
Ceded	(42,125)	(77,227)	(30,554)
Net losses and loss adjustment expenses	$51,188	$81,654	$85,506

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

Geographically, the Company’s net earned premiums were:

	Years ended December 31,
	2010	2009	2008
	(Dollars in thousands)

California	$37,276	$53,259	$74,780
New York/New Jersey	11,491	23,715	42,504
Others	2,427	3,550	4,658
Net earned premiums	$51,194	$80,524	$121,942

Direct Insurance

Primary insurance policies are issued through independent brokers to selected businesses.  Coverage under these policies attaches typically at the first dollar of loss or in excess of policy deductibles.  Excess insurance policies are issued through independent and related party brokers to self-insured groups or individual self-insured entities.  Coverage under these policies attaches in excess of the group’s or individual’s self-insured retention, which range from $500 thousand to $1 million.

The Company’s direct earned premiums consist of the expired portion of annual premiums accepted for primary policies issued to individual insured businesses and excess policies issued to self-insured groups or self-insured individual enterprises.  Primary insurance policies comprise over 99%, 97%, and 91% of net earned premiums for the years ended December 31, 2010, 2009 and 2008.

Assumed Reinsurance

The Company’s assumed premiums are primarily attributable to an assumed quota share agreement that was effective April 1, 2010.  The Company entered into an assumed quota share agreement with AmTrust Financial Services Inc. (AmTrust) covering underwriting, claims management and administration of workers’ compensation insurance in the western states of California, Arizona and Oregon (covered business).  Under the assumed quota share agreement, the Company assumes 90% of the applicable premiums and the first $500 thousand of losses and loss adjustment expenses from any single occurrence under the covered business.  The assumed quota share agreement limits the amount of covered business to $40 million in any calendar year.  The assumed quota share agreement has an initial term from April 1, 2010 to December 31, 2011, with successive calendar year renewals thereafter.  The Company provides security for its obligations in the form of a trust account, which may be funded with cash advances, funds withheld, letters of credit or a combination thereof.  At December 31, 2010, the Company had approximately $7.8 million of pledged investments in a trust account under the assumed quota share agreement.

Ceded Reinsurance

The Company purchases excess of loss, quota share and facultative reinsurance from third party reinsurers to reduce its maximum potential loss on individual risks and to protect against possible catastrophes.  Reinsurance does not legally discharge the ceding insurer from primary liability for the full amount due under the reinsured policies.  However, the assuming reinsurer is fully obligated to indemnify the ceding company to the extent of the coverage ceded.

As of December 31, 2010 and 2009, the third party reinsurers representing the largest balances of the Company’s reinsurance recoverable were as follows:

	As of December 31, 2010
	Unpaid Losses	Paid Losses	Prepaid Reinsurance	Total Reinsurance Recoverable
	(Dollars in thousands)

Max Re Ltd - Bermuda	$35,379	$3,776	$330	$39,485
Hannover RK-NS	32,445	339	369	33,153
Aspen - Bermuda	14,476	—	460	14,936
Axis Specialty - Bermuda	14,476	—	439	14,915
Lloyd’s – Syndicate #2003 through Catlin–	9,424	99	170	9,693
Others	18,458	1,548	435	20,441
	$124,658	$5,762	$2,203	$132,623

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

	As of December 31, 2009
	Unpaid Losses	Paid Losses	Prepaid Reinsurance	Total Reinsurance Recoverable
	(Dollars in thousands)

Max Re Ltd – Bermuda	$40,229	$3,737	$1,250	$45,216
Hannover RK-NS	24,493	625	421	25,539
Axis Specialty Ltd – Bermuda	8,398	—	1,663	10,061
Lloyd’s – Syndicate #2003 Through Catlin	8,950	373	176	9,499
Hannover Re Ltd - Bermuda	6,235	142	—	6,377
Others	23,276	1,760	2,039	27,075
	$111,581	$6,637	$5,549	$123,767

At December 31, 2010 and 2009, the Majestic Insurance held collateral under related reinsurance agreements in the form of letters of credit totaling $21.0 million that may be drawn against amounts remaining unpaid for more than 120 days.  At December 31, 2010 and 2009, no amounts were drawn under the letters of credit.

Twin Bridges is required to provide security for its third party reinsurance agreements either through funds withheld or letter of credit agreements.  At December 31, 2010, a third party reinsurer held $0.8 million of cash as collateral under quota share reinsurance agreements.  At December 31, 2009, a $0.8 million letter of credit was outstanding to secure reserves assumed under quota share reinsurance agreements.  The letter of credit was (1) secured by cash and investments pursuant to a secured letter of credit facility; (2) terminated during 2010; and (3) subsequently replaced by the funds withheld arrangement described above.

Note 13.  Credit Facilities

Majestic Insurance has a secured letter of credit facility with Comerica Bank (“Comerica Credit Facility”), whereby Majestic Insurance is able to draw secured letters of credit in an amount equal to the funds posted by Majestic Insurance. The Comerica Credit Facility has a limit of $75.0 million and may be secured by cash, investments or a combination thereof. Majestic Insurance pays a fee of 0.30% to 0.50% of the principal amount of each letter of credit issued.

At December 31, 2010, Majestic Insurance had the following letters of credit outstanding under the Comerica Credit Facility:

•	$21.0 million to the CA DOI with respect to its unauthorized reinsurers

•	$15.0 million to the CA DOI with respect to unpaid losses and loss adjustment expenses;

•	$15.5 million to the United States Department of Labor with respect to USL&H policies;

•	$1.8 million for lease obligations under its lease for San Francisco office space;

•	$8.0 million for lease obligations related to its integrated policy administration software; and

•	$1.0 million to the State of California Self Insurance Plans for an excess workers’ compensation insurance policy issued to former members of a self-insured group previously managed by CRM CA.

The letters of credit for the benefit of the CA DOI with respect to unpaid losses and loss adjustment expenses, the United States Department of Labor, the San Francisco office space, the integrated policy administration system and special excess workers’ compensation policy were secured by a combination of cash and the investments that are on deposit. The letter of credit for the benefit of the CA DOI with respect to unauthorized reinsurers was secured by a third party letter of credit of $21.0 million with an unaffiliated reinsurer. There were no amounts drawn against the letters of credit at December 31, 2010 and 2009.

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

On March 31, 2011, $8.0 million was drawn down against the letter of credit for the benefit of the integrated policy administration system as described under the headings Termination of Policy Administration Operating Lease and Call on Letter of Credit in Note 24.

The Comerica Credit Facility has various financial covenants which require Majestic Insurance to maintain a minimum statutory net surplus of no less than $21.0 million and maintain an A.M. Best rating of at least B++.  Failure to meet one or more of these covenants could result in an event of default, which ultimately could terminate the facility. Majestic Insurance believes it was in compliance with its Comerica Credit Facility covenants at December 31, 2010, however, due to the A.M. Best downgrade described under the heading A.M. Best Downgrade in Note 24, Majestic Insurance is in violation of certain of these covenants in the first quarter of 2011 as described under the heading Violation of Letter of Credit Covenant in Note 24.

Under Twin Bridges reinsurance agreements, Twin Bridges is required to provide security for any unpaid liabilities under those agreements.  Twin Bridges had an informal secured letter of credit arrangement with Smith Barney Citigroup to obtain collateralized letters of credit.  The secured letter of credit terminated in 2010.

Note 14.  Long-Term Debt

In connection with the financing of the acquisition of Embarcadero on November 14, 2006, Majestic USA issued $36.1 million of Junior Debt in exchange for $35.0 million in aggregate proceeds from the sale of Trust capital securities and $1.1 million of Trust common securities.  The Junior Debt matures December 15, 2036 at which time the entire principal is due and bears interest at an annual fixed rate of 8.65% until December 15, 2011.  After such date, the interest rate will adjust quarterly at a fixed spread of 3.65% above 3-month LIBOR per annum.  The payments of all amounts due on the Junior Debt are guaranteed by the Company.  This guarantee will remain in place until the full redemption of the Junior Debt.

The terms of the Junior Debt allow Majestic USA to elect to defer payment of its regularly scheduled quarterly interest for up to twenty consecutive quarterly periods. The deferred interest payments bear interest at the same interest rate as the related Junior Debt, which was 8.65% during 2010 and 2009.  Beginning on December 15, 2009, Majestic USA elected to defer its interest payments on its Junior Debt, but continues to accrue expense for interest owed at a compounded rate. Deferred interest payable, together with accrued interest thereon is $4.2 million and $0.9 million, respectively, and is included in other liabilities in the consolidated balance sheets at December 31, 2010 and 2009.

Embarcadero holds an $8.0 million floating rate Senior Debt.  The Senior Debt matures May 23, 2033 at which time the entire principal is due and bears interest at a floating rate of 4.2% over 3-month LIBOR per annum.  The interest rate may not exceed 12.5% commencing on May 22, 2008 through the maturity of the Senior Debt.  Interest is payable on a quarterly basis and the Senior Debt may be called solely at Embarcadero’s option.

As of December 31, 2010, the Company’s long-term debt is as follows:

	Weighted Average Interest Rate	Maturity	2010	2009
			(Dollars in thousands)

Junior subordinated debt obligation	8.65%	2036	$36,083	$36,083
Senior debt obligation	4.60%	2033	8,000	8,000
			$44,083	$44,083

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

The Company’s long-term debt obligations contain various administrative, reporting, legal and financial covenants.  Non-compliance with these covenants, which include (1) Majestic Insurance maintaining an A.M. Best rating of B- or better, and (2) Majestic Insurance’s renewing more than 51% of its net premiums written during any twelve month period, could cause the long-term debt obligations to become immediately due and payable.  Pursuant to the previously announced acquisition of Majestic Capital by Bayside, certain of the Company’s debt covenants were amended in 2011 as described under the heading Modification of Trust Preferred Covenants in Note 24.

The Company believes it was in compliance with its debt covenants at December 31, 2010, however, there is uncertainty surrounding the Company’s ability to continue as a going concern and possible default on its Senior and Junior debt in the future due to possible bankruptcy proceedings as described under the heading Going Concern in Note 1.

Note 15.   Income Taxes

The components of loss from continuing operations before income taxes were as follows:

	Years ended December 31,
	2010	2009	2008
	(Dollars in thousands)

United States	$(41,956)	$(38,379)	$(3,937)
Bermuda	(2,920)	(3,278)	2,889

Loss from continuing operations before income taxes	$(44,876)	$(41,657)	$(1,048)

The significant components of the consolidated (benefit) provision for income taxes were as follows:

	Years ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Current income tax provision (benefit) from continuing operations	$37	$(5,299)	$(1,563)
Deferred tax benefit from continuing operations	(14,507)	(7,461)	(822)
Valuation allowance on deferred tax asset from continuing operations	13,498	16,275	—
Tax (benefit) provision from continuing operations	(972)	3,515	(2,385)

Current income tax provision (benefit) from discontinued operations	10	425	(1,302)
Deferred tax benefit from discontinued operations	(1,745)	(543)	(91)
Valuation allowance on deferred tax asset from discontinued operations	1,745	832	—
Tax provision (benefit) from discontinued operations	10	714	(1,393)

Total income tax (benefit) provision	$(962)	$4,229	$(3,778)

The income tax (benefit) provision from continuing operations differs from the amount computed by applying the U.S. Federal income tax rate of 35% to loss before income taxes as a result of the following:

	Years ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Theoretical Federal income tax from continuing operations at statutory rate of 35%	$(15,707)	$(14,580)	$(367)
Valuation allowance	13,498	16,275	—
Tax-free Bermuda-domiciled loss (income)	1,022	1,147	(1,011)
Goodwill impairment	—	931	—
Tax-exempt investment income	(93)	(775)	(1,097)
Share-based compensation	156	466	216
Other	152	51	(126)
Income tax (benefit) provision from continuing operations	$(972)	$3,515	$(2,385)

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

The net deferred tax asset comprises the tax effects of temporary differences related to the following assets and liabilities:

	December 31,
	2010	2009
	(Dollars in thousands)
Deferred income tax assets:
Reserves for losses and loss adjustment expenses	$6,886	$7,166
Net operating loss carryforward	16,724	5,392
Unearned premiums	2,078	1,704
Compensation and employee benefits	283	1,464
Accrued expenses	6,720	822
Bad debt reserves	562	682
Other-than-temporary impairment – total investments	1,153	311
Other	974	469
Gross deferred income tax assets	35,380	18,010

Deferred income tax liabilities:
Net unrealized gains – investment securities, available for sale	1,398	390
Deferred policy acquisition costs	1,594	463
Other	38	50
Gross deferred income tax liabilities	3,030	903

Valuation allowance	32,350	17,107

Net deferred tax assets	$—	$—

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

Based on the accounting guidance, the Company’s assumptions are limited to business strategies which it can control.  Given these limitations, the Company concluded that estimated future taxable income and certain tax planning strategies do not constitute sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets would be realizable in the foreseeable future.  Consequently, the Company continues to carry a net deferred tax valuation allowance of $32.4 million at December 31, 2010, an increase of $15.3 million from its net deferred tax valuation allowance of $17.1 million at December 31, 2009.

Majestic USA and its subsidiaries file federal income tax returns and income tax returns in various state jurisdictions in the United States. At December 31, 2010, Majestic USA had $32.1 million and $15.7 million of federal net operating loss carryforwards which expire in 2030 and 2029, respectively. Tax years 2006 through 2009 and 2005 through 2009 are subject to examination by federal and state tax authorities, respectively. Tax years 2006 and 2007 are currently being examined by the Internal Revenue Service (“IRS”). It is possible that the IRS audit may result in additional payment.

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

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

In accordance with its accounting policy, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The Company did not incur any income tax related interest income, interest expense or penalties for the years December 31, 2010, 2009 and 2008.

Note 16. Shareholders’ Equity

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

Note 17. Commitments

The Company leases office space, office equipment and its integrated policy administration system under various operating lease agreements.  Some of the office space leases contain rent adjustment provisions to compensate the lessor for increases in operating costs.  Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease term. Rent expense from continuing operations under these operating leases was approximately $4.8 million, $3.5 million and $3.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

At December 31, 2010, the Company is in violation of certain lease covenants on its policy administration system and furniture and fixtures lease and has recorded a charge for future obligations due under these lease agreements as described under the headings Policy Administration System Operating Lease and Acceleration of Related Expenses and Other Facilities Charges in Note 4.  While the Company continues to make payments under these agreements, the remaining amounts due under these agreements are included in other liabilities in the consolidated balance sheet at December 31, 2010 and therefore are not included in the minimum future payments under operating leases table below.

Total minimum future payments under the operating leases are as follows (in thousands):

As of December 31,

2011	$2,366
2012	2,374
2013	2,452
2014	2,376
2015	2,133
Thereafter	10,556
Total	$22,257

The Company believes it was in compliance with its remaining operating lease covenants at December 31, 2010, however, there is uncertainty surrounding the Company’s ability to continue as a going concern and possible default on its operating lease obligations in the future due to possible bankruptcy proceedings as described under the heading Going Concern in Note 1.

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

Majestic Insurance purchased annuities from life insurers under which certain claimants under Majestic Insurance insurance policies are payees.  Majestic Insurance has incurred cumulative annuity premiums of $10.2 million representing the present value of future payments over the term of the various claims.  The expected cost to settle these claims is $29.5 million as of December 31, 2010.  Majestic Insurance has a contingent liability of $29.5 million should the issuers of these annuities fail to perform under the terms of the annuities.

Note 18. Employee Benefit Plans

The Company’s subsidiaries sponsor defined contribution plans for substantially all U.S. employees under which a portion of employee contributions are matched.  The Company’s subsidiaries contributed $0.3 million, $0.8 million and $0.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 19. Share-Based Compensation

2005 Long-Term Incentive Plan

The Company has adopted the 2005 Long-Term Incentive Plan that provides for grants of incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights, performance awards, restricted share units, phantom shares and other share based awards to the Company’s executives, directors and key employees.  Under the Plan, 150 thousand common shares are authorized for issuance.  To date, the Company has only granted restricted shares under the plan.  At December 31, 2010, 59 thousand shares are available for future awards or grants.  Restricted stock issued under the plan has terms set by the compensation committee, and is subject to certain restrictions relating to, among other things, vesting and forfeiture in the event of termination of employment.  The restricted shares generally vest in three equal installments over a three year period from when they are granted.  The fair value of the shares awarded is calculated using the market price one day prior to the date of grant.

At December 31, 2010, there was $0.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 0.5 years.  The Company recorded share-based compensation expense from continuing operations under the 2005 Long-Term Incentive Plan of $0.3 million (net of $0.1 million of income tax benefits), $0.9 million (net of $0.4 million of income tax benefits) and $1.1 million (net of $0.5 million of income tax benefits) during the years ended December 31, 2010, 2009 and 2008, respectively.  Awards of restricted stock had no effect on cash flows for the years ended December 31, 2010, 2009 and 2008.

Following is a summary of non-vested shares as of December 31, 2010 and changes during the year:

	Shares	Weighted Average Grant Date Fair Value

Balance, December 31, 2009	42,323	$27.60
Granted during the period	—	—
Vested during the period	(18,296)	36.84
Forfeited during the period	(952)	73.91
Balance, December 31, 2010	23,075	18.40

Employee Stock Purchase Plan

Shareholders approved the Company’s 2007 Employee Stock Purchase Plan (the “Plan”) at the Company’s Annual General Meeting of Shareholders held on May 2, 2007.  Under the Plan, 20 thousand shares were authorized for issuance.  The Plan is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code and provides the Company’s employees with an opportunity to purchase the Company’s common shares through accumulated payroll deductions at a discounted purchase price.  The Plan provides for three month offering and purchase periods, and participants are able to purchase shares at 85% of the lower of the closing price of the Company’s common shares on the first or last day of the three month purchase period.  Compensation cost is recognized for each three month period and is based on the fair value of shares at the purchase date, less the price the participant pays for the shares.

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

On July 1, 2009, the Company suspended the Plan.  Employees of the Company purchased substantially all of the remaining shares authorized for issuance under the Plan during the quarterly offering period ended June 30, 2009.  Accordingly, there were no shares purchased during the year ended December 31, 2010 and 11 thousand shares were purchased under the plan during the year ended December 31, 2009.

Note 20. Related Parties

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

Currently, the Company pays Hickey-Finn broker fees for primary insurance business placed with Majestic Insurance.  In addition, the Company purchases certain bonds and liability coverage from Hickey-Finn.  Amounts related to these transactions are not material to the consolidated financial statements.

Note 21.   Contingencies

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

•
certain of the Company’s current directors and current and formers officers will assign to the State of New York the proceeds received on the sale of an aggregate of 1.2 million common pre-reverse split shares of the Company owned by such persons;

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

•	the Company will adjust the attachment points and increase policy limits on certain aggregate insurance polices it issued to certain self-insured groups previously managed by CRM.

The completion of the settlement is subject to the following conditions:

•	approval of the CA DOI and the BMA;

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

•	negotiation and execution of one or more definitive settlement agreements;

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

New York State Office of the Attorney General Investigation. In March 2008, CRM was advised that the New York State Office of the Attorney General (NY Attorney General) had commenced an investigation of CRM and had issued a subpoena for documents related to CRM’s administration of the Healthcare Industry Trust of New York (HITNY). Subsequent NY Attorney General inquiries and requests for documents indicated a focus on the Company’s initial public offering in December 2005, and in August 2009, the Company was advised that the NY Attorney General would seek testimony of six current or former directors and officers of the Company and CRM. Thereafter, in December 2009, the Company received a “Notice of Imminent Enforcement Action” from the NY Attorney General, in which the NY Attorney General informed the Company that the NY Attorney General was intending to file civil claims against the Company, certain of its subsidiaries and certain directors and officers to seek redress of allegedly unlawful practices unless an acceptable settlement could be reached. The NY Attorney General alleged that the Company and the other named parties engaged in fraudulent practices in connection with CRM’s administration and marketing of workers’ compensation group self-insurance trusts in New York and in connection with the Company’s initial public offering completed in December 2005. These practices are alleged to have violated New York’s Executive Law and Martin Act, and the NY Attorney General informed the Company that it would seek injunctive relief, restitution, damages, penalties and costs with respect thereto. During recent settlement negotiations, the NY Attorney General advised the Company that any such action commenced may allege criminal actions or inaction. For information regarding the proposed settlement of this matter, please see above under the heading “― Proposed Settlement of Litigation Involving New York Self-Insured Groups.”

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

New York State Workers Compensation Board v. Compensation Risk Managers, LLC et al. In December 2009, the New York State Workers’ Compensation Board (NY Workers’ Compensation Board) commenced a lawsuit on its own behalf and in its capacity as successor in interest to seven of the eight workers’ compensation self-insured groups in New York previously managed by CRM. The NY Workers’ Compensation Board’s lawsuit, brought in Supreme Court of the State of New York, Albany County, alleges that CRM, Majestic Capital, its subsidiaries and certain directors and officers breached fiduciary duties owed to the self-insured groups, breached contracts between CRM and the self-insured groups, breached duties of good faith and fair dealing owed to the self-insured groups, engaged in fraudulent activities in administering the self-insured groups, engaged in deceptive business practices and advertising, and were unjustly enriched. In March 2010, the NY Workers’ Compensation Board amended its complaint to include the Elite Contractors Trust of New York, the eighth workers’ compensation self-insured group previously administered by CRM, as a plaintiff. The amended complaint alleges that the NY Workers’ Compensation Board and the self-insured groups have suffered damages in an amount that is not currently ascertainable, but which the NY Workers’ Compensation Board believes exceeds $472 million. In April 2010, CRM submitted an application to the State of New York Litigation Coordination Panel (Panel) seeking to coordinate pretrial proceedings in the following lawsuits before a single justice of the New York State Supreme Court, Albany County: (1) FS Kids LLC, et al. v. Compensation Risk Managers, LLC; (2) Armstrong Brands, Inc., et al. v. Compensation Risk Managers, LLC; (3) Arlen Senior Contracting of Central Islip, LLC, et al. v. Compensation Risk Managers, LLC; (4) 70 Sheldon Inc., et al. v. Compensation Risk Managers, LLC; (5) Healthcare Industry Trust of New York, et al. v. Compensation Risk Managers, LLC, et al.; (6) New York State Workers Compensation Board v. Compensation Risk Managers, LLC et al.; and (7) any future lawsuits which relate to CRM’s administration of group self-insured trusts in the State of New York (Coordinated Lawsuits). In connection with CRM’s application, the Panel issued an order staying each of the Coordinated Lawsuits pending the Panel’s decision.  On February 23, 2011, the Panel issued an order that any actions seeking damages alleged to have arisen from CRM’s administration of self-insured groups that provided workers’ compensation coverage to its members that were filed in the Supreme Court of the State of New York and which remain active and any such actions that are filed hereafter be coordinated unless the Panel rules otherwise. An initial conference was held on April 18, 2011.  Pursuant to that conference, an order will be circulated whereby within thirty days of the order, HITNY plaintiffs will circulate its proposed third amended complaint and the parties will then either consent to the service of same or require motion practice which will be scheduled at a later date. In the interim, all discovery proceedings and pending motions are presently stayed.  For information regarding the proposed settlement of this lawsuit, please see above under the heading “― Proposed Settlement of Litigation Involving New York Self-Insured Groups.”

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

In September 2009, CRM filed a motion to dismiss the plaintiffs’ amended complaint. CRM’s motion to dismiss was denied by the court on March 11, 2010. Following the court’s decision, in April 2010, CRM submitted an application to the Panel seeking to coordinate pretrial proceedings and on February 23, 2011, the Panel issued an order that this action would be one of the Coordinated Lawsuits.  An initial conference was held on April 18, 2011.  Pursuant to that conference, an order will be circulated whereby within thirty days of the order, HITNY plaintiff will circulate its proposed third amended complaint and the parties will then either consent to the service of same or require motion practice which will be scheduled at a later date. In the interim, all discovery proceedings and pending motions are presently stayed.  For information regarding the proposed settlement of this lawsuit, please see above under the heading “― Proposed Settlement of Litigation Involving New York Self-Insured Groups.”   Armstrong Brands, Inc., et al. v. Compensation Risk Managers, LLC. On March 6, 2009, Armstrong Brands, Inc., Metal Cladding, Inc., TREK, Inc., Petri Baking Products, Inc., Time Cap Laboratories, Inc., Custom Coatings, Inc., GPM Associates, LLC, d/b/a Forbes Products, PJR Industries, Inc., d/b/a Southside Precast Products, Lakeshore Metals, Inc. Duro-Shed, Inc., Tooling Enterprises, Inc. Northeast Concrete Products, Inc., d/b/a Concrete Building Supply and Superior Steel Studs, Inc., all of which were former members of Trade Industry Trust Workers’ Compensation Trust for Manufacturers (the Trade Trust), on their own behalf and on behalf of all others similarly situated, sued CRM in New York State Supreme Court, Erie County. The lawsuit seeks class action certification and alleges that CRM: (1) breached its contract with the Trade Trust; (2) breached its duty of good faith and fair dealing owed to the Trade Trust; (3) breached its fiduciary duties owed to Trade Trust; (4) was negligent in administering the Trade Trust; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages (a) arising from the plaintiffs’ joint and several liability for the deficit of the Trade Trust, (b) from any unpaid claims of the plaintiffs’ injured employees, (c) from potentially being liable for the costs of liquidation charged or to be charged by the WCB, and (d) from fees paid by the plaintiffs and the Trade Trust to CRM pursuant the service agreement between CRM and the Trade Trust. On August 17, 2009, CRM filed a motion to dismiss the plaintiffs’ complaint, and in response to CRM’s motion, on November 10, 2009, the plaintiffs filed an amended complaint alleging substantially the same claims and damages as contained in their original complaint. In April 2010, CRM submitted an application to the Panel seeking to coordinate pretrial proceedings and on February 23, 2011, the Panel issued an order that this action would be one of the Coordinated Lawsuits.  An initial conference was held on April 18, 2011.  Pursuant to that conference, an order will be circulated whereby within thirty days of the order, HITNY plaintiff will circulate its proposed third amended complaint and the parties will then either consent to the service of same or require motion practice which will be scheduled at a later date. In the interim, all discovery proceedings and pending motions are presently stayed.  For information regarding the proposed settlement of this lawsuit, please see above under the heading “― Proposed Settlement of Litigation Involving New York Self-Insured Groups.”

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

Arlen Senior Contracting of Central Islip, LLC, et al. v. Compensation Risk Managers, LLC. On August 18, 2009, Arlen Senior Contracting of Central Islip LLC, Anchor Building Maintenance Corp., Conifer Realty, LLC, Constanza Enterprises, Inc., Court Plaza Senior Apartments, L.P., John Wesley Village II, Midland Management, LLC, Niagara River World, Inc., Plattsburgh Airbase Redevelopment Corp., and Wen Management Corp., all of which were former members of the Real Estate Management Trust of New York (the Real Estate Trust), on their own behalf and on behalf of all others similarly situated, sued CRM in New York State Supreme Court, Erie County. The lawsuit seeks class action certification and alleges that CRM: (1) breached its contract with the Real Estate Trust; (2) breached its duty of good faith and fair dealing owed to the Real Estate Trust; (3) breached its fiduciary duties owed to the Real Estate Trust; (4) was negligent in administering the Real Estate Trust; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages (a) arising from the plaintiffs’ joint and several liability for the deficit of the Real Estate Trust, (b) from any unpaid claims of the plaintiffs’ injured employees, (c) from potentially being liable for the costs of liquidation charged or to be charged by the WCB, and (d) from fees paid by the plaintiffs and the Real Estate Trust to CRM pursuant the service agreement between CRM and the Real Estate Trust. On October 20, 2009, CRM filed a motion to dismiss the plaintiffs’ complaint. In April 2010, CRM submitted an application to the Panel seeking to coordinate pretrial proceedings and on February 23, 2011, the Panel issued an order that this action would be one of the Coordinated Lawsuits.  An initial conference was held on April 18, 2011.  Pursuant to that conference, an order will be circulated whereby within thirty days of the order, HITNY plaintiff will circulate its proposed third amended complaint and the parties will then either consent to the service of same or require motion practice which will be scheduled at a later date. In the interim, all discovery proceedings and pending motions are presently stayed.  For information regarding the proposed settlement of this lawsuit, please see above under the heading “― Proposed Settlement of Litigation Involving New York Self-Insured Groups.”

70 Sheldon Inc., et al. v. Compensation Risk Managers, LLC. On August 20, 2009, 70 Sheldon, Inc., Advance Relocation Storage, Inc., All County Bus, LLC, Alpha Services of Westchester, Inc., A. T. & A. Trucking Corp., B. Pariso Transport, Inc., Carmen M. Pariso, Inc., Covered Wagon Train, Inc., Exclusive Ambulette Service, Inc. Ficel Transport, Inc., North Shore Ambulance and Oxygen Service, Inc., Rivlab Transportation Corp., Woodland Leasing Co., Inc., all of which were former members of the Transportation Industry Workers’ Compensation Trust (the Transportation Trust), on their own behalf and on behalf of all others similarly situated, sued CRM in New York State Supreme Court, Erie County. The lawsuit seeks class action certification and alleges that CRM: (1) breached its contract with the Transportation Trust; (2) breached its duty of good faith and fair dealing owed to the Transportation Trust; (3) breached its fiduciary duties owed to the Transportation Trust; (4) was negligent in administering the Transportation Trust; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages (a) arising from the plaintiffs’ joint and several liability for the deficit of the Transportation Trust, (b) from any unpaid claims of the plaintiffs’ injured employees, (c) from potentially being liable for the costs of liquidation charged or to be charged by the WCB, and (d) from fees paid by the plaintiffs and the Transportation Trust to CRM pursuant the service agreement between CRM and the Transportation Trust. On October 20, 2009, CRM filed a motion to dismiss the plaintiffs’ complaint. In April 2010, CRM submitted an application to the Panel seeking to coordinate pretrial proceedings and on February 23, 2011, the Panel issued an order that this action would be one of the Coordinated Lawsuits. An initial conference was held on April 18, 2011.  Pursuant to that conference, an order will be circulated whereby within thirty days of the order, HITNY plaintiff will circulate its proposed third amended complaint and the parties will then either consent to the service of same or require motion practice which will be scheduled at a later date. In the interim, all discovery proceedings and pending motions are presently stayed.  For information regarding the proposed settlement of this lawsuit, please see above under the heading “― Proposed Settlement of Litigation Involving New York Self-Insured Groups.”

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

On March 12, 2010, the plaintiffs filed an amended complaint which contains substantially the same allegations as the original complaint, but seeks to add additional claims, including: (i) the imposition of a constructive trust upon certain assets of CRM, its affiliated entities and two former director and officers; (ii) an accounting to determine the amount and location of any assets improperly obtained by CRM, its affiliated entities and two former directors and officers; (iii) indemnification from CRM for amounts paid by plaintiffs; and (iv) an injunction pursuant to New York’s Debtor and Creditor Law restraining the disposition and appointing a receiver to take charge of the property of CRM Holdings and two former directors and officers and the setting aside of certain payments. The plaintiffs have granted CRM and its affiliates an unlimited extension of time to respond to the complaint, which may be revoked on 20 days notice. In April 2010, CRM submitted an application to the Panel seeking to coordinate pretrial proceedings and on February 23, 2011, the Panel issued an order that this action would be one of the Coordinated Lawsuits.  An initial conference was held on April 18, 2011.  Pursuant to that conference, an order will be circulated whereby within thirty days of the order, HITNY plaintiff will circulate its proposed third amended complaint and the parties will then either consent to the service of same or require motion practice which will be scheduled at a later date. In the interim, all discovery proceedings and pending motions are presently stayed.  For information regarding the proposed settlement of this lawsuit, please see above under the heading “― Proposed Settlement of Litigation Involving New York Self-Insured Groups.”

Three Brothers Electric, Inc., et. al. v. Compensation Risk Managers, LLC.  On February 23, 2011, Three Brothers Electric, Inc., Action Residential Insulation, Inc., Brothers & Company, Inc., Calvin Maintenance, Inc., Carrea & Sons, Inc., Conroy & Conroy Contractors, Inc., Delia Heating Ventilating & Air Conditioning, Inc., JPR Plumbing & Heating Co., Inc., Linaire Sheet Metal Corp., Mandon Building Systems, Inc., MLP Plumbing & Mechanical, Inc., Northern Mechanicals, Inc., OMC, Inc., Precision Carpentry of Westchester, Inc., Rochester Custom Exteriors Inc., Sid Beebe & Sons Builders, In., Tim Gray Masonery Construction, Inc., Torino Industrial, Inc., Village Dock, Inc. and Wilkstone, LLC, all of which were former members of Elite Contractors Trust of New York, on their own behalf and on behalf of all others similarly situated, sued Compensation Risk Managers, LLC in New York Supreme Court, Erie County.

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

The complaint seeks class action certification and alleges that CRM: (1) breached its contract with the Elite Contractors Trust; (2) breached its duty of good faith and fair dealing owed to the Elite Contractors Trust; (3) breached its fiduciary duties owed to Elite Contractors Trust; (4) was negligent in administering the Elite Contractors Trust; (5) engaged in deceptive business practices; (6) was unjustly enriched; and (7) should indemnify the plaintiffs for any assessments that they may incur. The plaintiffs are seeking damages (a) arising from the plaintiffs' joint and several liability for the deficit of the Elite Contractors Trust which, as of December 15, 2010, was estimated by the New York State Workers' Compensation Board to be in excess of $82 million, (b) from any unpaid claims of the plaintiffs' injured employees in an amount presently undetermined, (c) from potentially being liable for the costs of liquidation charged or to be charged by the WCB, and (d) from fees paid by the plaintiffs and the Elite Contractors Trust to CRM pursuant to the service agreement between CRM and the Elite Contractors Trust.

This subsequently filed related action will also be coordinated with the other pending actions against CRM.  Accordingly, CRM has not yet responded to the complaint pursuant to the Litigation Coordination Panel's February 23, 2011 Order, as discussed above. For information regarding the proposed settlement of this lawsuit, please see above under the heading “ Proposed Settlement of Litigation Involving New York Self-Insured Groups.”

Other Litigation

Binghamton Giant Market v. Compensation Risk Managers, LLC, et al.  On or about February 13, 2007, CRM and The Wholesale & Retail Workers' Compensation Trust of New York (collectively, the “Binghamton Giant Defendants”) were named as defendants in a lawsuit brought by Binghamton Giant Market, Inc. (Binghamton Giant). Binghamton Giant’s complaint alleges, in essence, that from October 1, 2001 until September 30, 2005, when Binghamton Giant was a member of Wholesale-Retail, it was charged contribution dollars for remuneration that included full overtime pay for Binghamton Giant’s employees and that this resulted in Binghamton Giant being overcharged in contributions. Binghamton Giant contends that the contributions for overtime are to be calculated using straight time for the overtime, not the overtime rate. Binghamton Giant's Complaint does not distinguish between Wholesale-Retail and CRM and alleges three causes of action: (1) the Binghamton Giant Defendants have breached their contractual obligations to Binghamton Giant; (2) the Binghamton Giant Defendants have been unjustly enriched at Binghamton Giant’s expense; and (3) the Binghamton Giant Defendants have breached a fiduciary duty owed to Binghamton Giant. Binghamton Giant is seeking damages against the Binghamton Giant Defendants, jointly and severally, in the amount of $100,000 on each of the causes of action.

CRM was served on or about February 23, 2007 and an answer was interposed along with discovery demands. CRM received Binghamton Giant’s initial responses to its discovery demands on or about October 17, 2007. On or about March 17, 2008, the Binghamton Giant Defendants served a motion to amend its answer and asserted a counterclaim requesting judgment in the amount of $336,892.00, together with interest. The counterclaim is based upon Binghamton-Giant’s breach of the Joinder and Trust Agreements in that it failed to pay assessments totaling said amount. The court granted Wholesale-Retail's motion and the Binghamton Giant Defendants thereafter amended its answer to include the counterclaim. On or about March 19, 2008, Binghamton Giant served a Reply to Defendants’ Amended Complaint as well as a Demand for a Verified Bill of Particulars and Demand for Discovery and Inspection. On or about March 26, 2008, the Binghamton Giant Defendants served Binghamton Giant with their Second Set of Interrogatories seeking particulars of the affirmative defenses to the counterclaims. Plaintiff has served a reply to the counterclaims. Discovery regarding the counterclaims is still pending.  The Company intends to vigorously defend this litigation, which is in a preliminary stage, and it cannot estimate what impact, if any, the litigation may have on our business reputation, results of operations, financial condition or cash flows. If, however, this matter is decided adversely to the Company, it may result in a material adverse effect on its business, results of operations, financial conditions and cash flows.

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

H.C.F.A. Associates Corp. v. Compensation Risk Managers, LLC. On April 9, 2007, H.C.F.A. Associates Corp. and 17 related companies, all of which were members or former members of HITNY, sued HITNY and CRM in New York State Supreme Court, Ulster County, alleging, among other things, that HITNY and CRM failed to fulfill their obligations in connection with providing workers’ compensation claims services. CRM answered the complaint, denying the plaintiffs’ material allegations. On or about December 12, 2008, HCFA served burdensome and over broad discovery demands which CRM objected to. As a result, CRM has requested a conference with the court to discuss the discovery demands. A status conference was held on October 5, 2009 and a discovery schedule for the completion of discovery was set down as follows: all paper discovery was to be completed on or before December 31, 2009, depositions of the parties were to be completed on or before March 31, 2010, and a compliance conference was to be held on May 10, 2010. The dates on the proposed discovery schedule have been adjourned and discovery remains on-going. The Company intends to vigorously defend this litigation, which is in a preliminary stage, and we cannot estimate what impact, if any, the litigation may have on our business reputation, results of operations, financial condition or cash flows. If, however, this matter is decided adversely to us, it may result in a material adverse effect on its business, results of operations, financial conditions and cash flows.

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

On September 10, 2010, the plaintiffs’ filed and served an amended complaint. The amended complaint’s allegations and claims are substantially the same as those in the original complaint, except that the plaintiffs have added claims against certain of the Company’s current and former executive officers and directors for insider trading violations under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. Those directors named in the suit have entered into a Stipulation and Tolling Agreement, dated September 10, 2010, which provides that the applicable statute of limitations will be tolled for a period of two years and that such directors shall participate in discovery as if they were named defendants.   On January 7, 2011, the Company filed a motion to dismiss which is currently pending before the court.

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

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

New York State Workers' Compensation Board v. Classic Insurance Agency et al. v. Compensation Risk Managers, LLC.  On January 3, 2003, a lawsuit was filed naming The Kids Waterfront Corp., a former member of the Transportation Industry Worker's Compensation Trust (Transportation Trust) as a defendant. In the action, the plaintiff had suffered a double leg amputation and had alleged various claims of negligence and statutory liability in connection with unsafe machinery. The matter was ultimately settled, with respect to The Kids Waterfront, Corp., CRM, and the Transportation Trust, on July 21, 2006, in consideration of $500,000.

Because of the amount involved, Clarendon National Insurance Company (Clarendon), the excess carrier for the Transportation Trust, was notified of the claim. In response, Clarendon issued a reservation of rights letter to disclaim liability based upon various theories relating to the plaintiff's employment status. In light of these coverage issues, the Transportation Trust instituted a declaratory judgment action in May 2006, seeking a judicial declaration that Clarendon should provide excess coverage in the amount of $200,000.00 to the Transportation Trust for damages arising out of the Underlying Action. On December 19, 2006, the Declaratory Judgment Action was settled, wherein the Transportation Trust agreed to release Clarendon in consideration of $200,000.00.  On June 4, 2008, a lawsuit was brought by the Transportation Trust and Clarendon against Classic Insurance Agency, the insurance brokers for The Kids Waterfront, Corp. The complaint asserts claims for negligent misrepresentation and fraud in connection with the defendants' submission of the application for membership in the Transportation Trust on behalf of The Kids Waterfront, Corp. The complaint sought recovery of defense fees and/or settlement proceeds paid in the Underlying Action including the $500,000 settlement. Following the assumption of the Transportation Trust, a motion was filed and granted substituting the WCB, as successor in interest to the Transportation Trust, as the plaintiff in place of CRM.

On April 20, 2010, a third party action was brought against CRM by the Classic Insurance Agency and Lifetime Insurance Brokerage, the insurance brokers for The Kids Waterfront Corp., and Andrea Meister, the individual broker (collectively, the Brokers). The Third Party Action asserts two causes of action: (1) equitable subrogation (Classic stands in the shoes of Clarendon and the Transportation Trust) and seeks recovery from CRM for any amounts paid by the Brokers to Clarendon and/or the Transportation Trust due to CRM's negligent and/or failure to adequately investigate and/or underwrite The Kids Watefront Corp. application as well as a lack of a loss control inspection; and (2) contribution such that if the plaintiffs are able to prove any causes of action against the Brokers, then CRM will be liable for the proportionate share of any damages suffered by Clarendon and/or the Transportation Trust and/or proximately caused by the acts or omissions of CRM. The Complaint was served on CRM on April 30, 2010.  On May 19, 2010, CRM filed a motion to dismiss and/or sever the third-party plaintiffs’ complaint on the grounds that the plaintiffs’ failed to properly commence the third-party action and the equitable subrogation and contribution claims fail as a matter of law. On June 11, 2010, third-party plaintiffs filed an Opposition to CRM's motion to dismiss and/or sever the third-party action. CRM filed a reply on June 22, 2010.  On October 26, 2010, CRM appeared for a conference which was adjourned to January 25, 2011 as CRM's motion to dismiss and/or sever the third-party plaintiffs complaint was still pending. The Court gave the plaintiff a new Note of Issue date of January 31, 2011.  The Court recently rendered a decision on the motion, granting it to the extent CRM sought to dismiss the claim for equitable subrogation.  On or about March 30, 2011, CRM served its answer and served discovery demands on plaintiffs and third party plaintiffs.  A status conference was held on April 12, 2011 wherein a discovery order was entered into.  The order requires that plaintiffs and third-party defendants produce documents within thirty days of the date of the order, depositions are to commence on June 1, 2011 and the deadline for filing the Note of Issue is now August 30, 2011.  The next status conference has been scheduled for July 26, 2011.  The Company intends to vigorously defend this litigation, which is in a preliminary stage, and it cannot estimate what impact, if any, the litigation may have on our business reputation, results of operations, financial condition or cash flows. If, however, this matter is decided adversely to the Company, it may result in a material adverse effect on its business, results of operations, financial conditions and cash flows.

California Plastering, Inc., et al. v. Pridemark-Everest Insurance Services, Inc., et al. On November 1, 2010, California Plastering, Inc., Collins Builders, Inc., Evans & Son, Inc., Pacific Wall Systems, Inc., Quality Production Services, Inc., Rutherford Co., Inc., Sound Control Company, Southern California Boiler, Inc., Summer Systems, Inc., Versatile Coatings, Inc. and Vision Builders Group, all of which were former members of the Contractors Access Program of California (CAP), sued CRM, CRM CA, Majestic USA and Majestic Insurance Company in California Superior Court, County of Orange. The plaintiffs also named their former insurance broker and two former trustees of CAP.  Plaintiffs are seeking damages from the defendants’ alleged mismanagement and wrongful conduct with respect to CAP. As against CRM CA and its affiliated entities, the lawsuit alleges that CRM CA and its affiliated entities: (1) engaged in common law fraud during the administration of CAP; (2) negligently misrepresented information relative to CAP; (3) breached fiduciary duties and aided and abetted in breached of fiduciary duties owed to CAP; (4) violated California state securities laws by (a) selling membership interests in CAP which were unregistered securities and (b) making such sales by means of untrue statements of fact and material omissions; and (5) engaged in deceptive business practices.  The plaintiffs are seeking damages (a) for the amount of CAP’s underfunding, which the plaintiffs have currently estimated to be in excess of $30 million, or as established at trial, (b) punitive damages, (c) rescission of plaintiffs’ purchase of membership interests in CAP and the return of their contributions paid into the program, or damages according to proof at trial, and (d) costs and attorney fees.  On or about February 10, 2011, CRM CA filed a demurrer.  On March 10, 2011, the Court rendered a decision sustaining with leave to amend as to the cause of action regarding breach of fiduciary duty and overruled the demurrer as to the remaining causes of action.  On or about February 10, 2011, CRM filed a motion to quash service for lack of personal jurisdiction. On March 10, 2011, the Court rendered a decision denying CRM’s motion to quash service of the summons for lack of personal jurisdiction.  The Company intends to vigorously defend this litigation and the Company cannot estimate what impact, if any, the litigation may have on its business reputation, results of operations, financial condition or cash flows. If, however, this matter is decided adversely to the Company, it may result in a material adverse effect on its business, results of operations, financial conditions and cash flows.

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

Contractors Access Program of California v. Majestic Capital, Ltd., et al.  On December 20, 2010 Contractors Access Program of California (CAP), by Bickmore Risk Services, as Conservator, sued CRM, CRM CA, Majestic USA, Majestic Capital, Ltd., Twin Bridges (Bermuda) Ltd., Majestic Insurance Company, Daniel G. Hickey, Jr., and Chester Walczyk in California Superior Court, County of San Francisco.  The plaintiffs also named two former trustees along with their respective employers.   Plaintiffs are seeking damages from the defendants’ alleged mismanagement and wrongful conduct with respect to CAP.   As against CRM CA and its affiliated entities, the lawsuit alleges that CRM CA and its affiliated entities:  (1) breached fiduciary duties and aided and abetted in breaches of fiduciary duties owed to CAP; (2) breach of the Service Agreement and Field Consulting Agreement; (3) unjust enrichment; (4) rescission and restitution against Majestic Insurance Company; and (5) fraudulent conduct within the meaning of Business & Professions Code§17200.   The plaintiffs are seeking damages (a) for the amount of CAP’s underfunding, which the plaintiffs have currently estimated to be in excess of $34 million, or as established at trial, (b) exemplary and punitive damages, (c) rescission of plaintiffs’ purchase of membership interests in CAP and the return of their contributions paid into the program, or damages according to proof at trial, and (d) costs and attorney fees.  On or about February 28, 2011, Plaintiff filed an amended complaint making similar allegations to the original complaint and deleting the rescission cause of action. CRM CA and its affiliated entities’ responsive pleadings are due on April 12, 2011.  The Company intends to vigorously defend this litigation, which is in a preliminary stage, and the Company cannot estimate what impact, if any, the litigation may have on its business reputation, results of operations, financial condition or cash flows.   If, however, this matter is decided adversely to the Company, it may result in a material adverse effect on its business, results of operations, financial conditions and cash flows.

Mark Tanner Construction, Inc., et al. v. Majestic Capital, Ltd., et al.  On January 27, 2011, Mark Tanner Construction, Inc., Doe Gelso Construction, Inc., Mt. Lincoln Construction, Inc., and Sierra Paint & Chemical, Inc., all of which were former members of the Contractors Access Program of California (CAP), sued CRM, CRM CA, Majestic USA, Majestic Capital, Ltd., Twin Bridges (Bermuda) Ltd., Embarcadero Insurance Holdings, Inc., Majestic Insurance Company, Louis J. Viglotti, Chester Walczyk, James J. Scardino, and Bayside Capital Partners, LLC (“Bayside”) in California Superior Court, County of San Francisco.   The plaintiffs also named three former trustees of CAP.   Plaintiffs are seeking damages from the defendants’ alleged mismanagement and wrongful conduct with respect to CAP.   As against CRM CA and its affiliated entities, the lawsuit alleges that CRM CA and its affiliated entities:  (1) engaged in common law fraud during the administration of CAP; (2) negligently misrepresented information relative to CAP; (3) violated the Uniform Fraudulent Transfer Act California Civil Code; (4) violated Title 18 U.S.C. Section 1961, et seq., Racketeer Influenced and Corrupt Organizations Act; and (5) breached reinsurance contracts.  The plaintiffs are seeking special and general damages including but not limited to (a) return of premiums and other monies paid as part of the enrollment and participation in the program; (b) punitive damages, (c) rescission of contracts between plaintiffs and defendants; (d) an order stopping the transfer to Bayside until the obligation of the defendants to plaintiffs is determined and satisfied in full; (e) an attachment or other provisional remedy against the assets of defendant sought to be or actually transferred to Bayside; (f) an injunction stopping the merger and/or transfer to Bayside or any other entity; (g) appointment of a receiver to recapture the assets transferred in violation of the Uniform Fraudulent Transfer Act; (h) an order against defendants that they divest themselves of all interest in the enterprises of the defendants; (i) an order of dissolution of all of the enterprises of all the defendants; (j) a restraining order prohibiting any action of defendants pending the outcome of this litigation; and (k) costs and attorney fees with interest at the legal rate.  The Company intends to vigorously defend this litigation, which is in a preliminary stage, and the Company cannot estimate what impact, if any, the litigation may have on its business reputation, results of operations, financial condition or cash flows.   If, however, this matter is decided adversely to the Company, it may result in a material adverse effect on its business, results of operations, financial conditions and cash flows.

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

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

Doria Enterprises Inc.,  et al. v. RMI Consulting, Inc.,  et al. v. Compensation Risk Managers, LLC. In November 2010, RMI Consulting, Inc. and James W. Barber sued CRM as a third-party defendant in a lawsuit commenced by Doria Enterprises, Inc. and Grace’s Marketplace, Inc. against RMI Consulting, Inc. and Mr. Barber in New York State Supreme Court, New York County. RMI Consulting, Inc. and Mr. Barber allege that CRM should be held liable for common law indemnification and contribution in the event that RMI Consulting, Inc. and Mr. Barber are held liable to plaintiffs in the underlying action, in which the plaintiffs have alleged misrepresentations, omissions, and professional negligence against RMI Consulting, Inc. and Mr. Barber while acting as plaintiffs’ brokers and allegedly wrongfully inducing the plaintiffs to become members of the Wholesale-Retail Workers’ Compensation Trust.  The Company filed a motion to dismiss which is currently pending before the Court.  The Company intends to vigorously defend this litigation, which is in a preliminary stage, and the Company cannot estimate what impact, if any, the litigation may have on its business reputation, results of operations, financial condition or cash flows. If, however, this matter is decided adversely to the Company, it may result in a material adverse effect on its business, results of operations, financial conditions and cash flows.

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

In November 2009, the plaintiffs served an amended complaint which seeks damages, in an undetermined amount, from CRM arising from allegations that CRM breached its fiduciary duties to the plaintiffs. The plaintiffs are seeking to bring the claim derivatively on behalf of WRWCTNY. The amended complaint does not name any current or former officer or director of CRM. On December 11, 2009, CRM filed a motion to dismiss the plaintiffs’ amended complaint. CRM’s motion to dismiss was granted on March 25, 2010 and the plaintiffs dismissed the action against the other defendants.

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

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

Guaranty Fund and Other Assessments

Majestic Insurance is subject to guaranty fund and other assessments by the states in which it writes business.  Accordingly, Majestic Insurance has accrued a receivable for guaranty fund and other assessments of $4.1 million at December 31, 2010 and an accrued liability for guaranty fund and other assessments of $12.8 million at December 31, 2009, and has recorded a related asset for policy surcharges of $1.7 and $1.9 million at December 31, 2010 and 2009, respectively.  These amounts represent management’s best estimate, based on information received from the states in which it writes business, and may change due to many factors including Majestic’s share of the ultimate cost of current insolvencies.  Most assessments are paid in the year following the year in which the premiums are written or the losses are paid.  Policy surcharges are generally collected in the year following the assessment.

Note 22.   Statutory Requirements

Each U.S. domestic insurance company’s state of domicile imposes minimum risk-based capital requirements that were developed by the National Association of Insurance Commissioners (“NAIC”).  The formula for determining the amount of risk-based capital specifies various weighting factors that are applied to financial balances or levels of activity based on the perceived degree of risk.  Regulatory compliance is determined by a ratio of total adjusted capital and surplus to authorized risk-based capital, as defined by the NAIC.  Specific corrective action can result for companies below specific trigger points or with ratios that are classified within certain levels.  The NAIC provides authoritative guidance on current statutory accounting practices by promulgating a codified set of statutory accounting practices which the CA DOI requires Majestic Insurance to follow.  While Majestic Insurance did not meet the minimum risk-based capital requirements as of December 31, 2010, it did exceed them as of December 31, 2009.  The possibility that Majestic Insurance may not continue to meet its minimum risk-based capital requirements in 2011 and conservation and rehabilitation of Majestic Insurance is described in under the heading Conversation of Majestic Insurance in Note 24.

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

The following is a summary of Majestic Insurance’s statutory net income for the years ended December 31, 2010, 2009 and 2008 and the statutory capital and surplus as of December 31:

Majestic Insurance	2010	2009	2008
	(Dollars in thousands)
Statutory net (loss) income	$(32,499)	$(13,298)	$3,379
Statutory capital and surplus	$47,061	$75,674	$101,598

Under the California Insurance Code, Majestic Insurance may make dividend distributions in a given year without prior approval of the Insurance Commissioner up to a maximum amount equal to the greater of its statutory net income for the preceding year or 10% of insurer’s policyholders’ surplus at the end of the preceding year, less dividends made within the preceding twelve months.  In 2010 and 2009, Majestic Insurance declared and paid dividends of $0.2 million and $3.0 million, respectively, to Embarcadero.  Majestic Insurance did not declare or pay any dividends for the year ended December 31, 2008.  As part of its ongoing examination by the CA DOI, Majestic Insurance has agreed not to pay any dividends without the prior approval of the CA DOI.

Under the Insurance Act 1978 of Bermuda and related regulations (the “Act”), Twin Bridges is required to prepare Statutory Financial Statements and to file a Statutory Financial Return.  The Act also requires Twin Bridges to meet certain minimum capital and surplus requirements.  Twin Bridges is required to maintain a minimum liquidity ratio, whereby the value of its relevant assets must be not less than 75% of its relevant liabilities.  Twin Bridges exceeded its minimum capital and surplus requirements and minimum liquidity ratio at December 31, 2010 and 2009.

The following is a summary of Twin Bridges’ statutory net income for the years ended December 31, 2010, 2009 and 2008 and the statutory capital and surplus as of December 31:

Twin Bridges	2010	2009	2008
	(Dollars in thousands)
Statutory net income	$1,081	$165	$5,478
Statutory capital and surplus	$14,173	$22,092	$28,027

Under the Act, Twin Bridges is prohibited from reducing its total statutory capital or declaring or paying any dividends during the current or subsequent financial year if the declaration or payment of such dividends would cause it to fail to meet its solvency margin or minimum liquidity ratio.  In addition, Twin Bridges is prohibited from declaring or paying any dividends of more than 25% of its total statutory capital and surplus as set out in its previous years financial statements unless at least seven days before payment of the dividends, it files with the BMA an affidavit that it will continue to meet its solvency margins.  Finally, Twin Bridges is prohibited, without prior approval from the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, or from paying a dividend if there are reasonable grounds for believing that it is or would be unable to pay its liabilities as they become due, or if the realizable value of its assets would be less than its liabilities and shareholder’s equity.  For the years ended December 31, 2010, 2009 and 2008, Twin Bridges paid dividends and distributed capital in an aggregate amount of $9.0 million, $6.0 million, and $40.7 million, respectively.

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

Note 23.     Quarterly Data (Unaudited)

Summarized below are the unaudited quarterly financial data for 2010 and 2009.  Results from discontinued operations are segregated from continuing operations for all periods presented.

2010	Quarter Ended
	March 31	June 30	September 30	December 31
Revenues
Net premiums earned	$13,638	$10,895	$13,468	$13,193
Investment income	2,815	3,270	2,711	1,808
Total revenues	16,453	14,165	16,179	15,001

Expenses
Loss and loss adjustment expenses	14,458	9,279	13,303	14,148
Policy acquisition costs	3,046	2,808	3,147	3,604
General and administrative expenses	5,915	6,225	6,989	6,005
Severance and other charges	304	(15)	1,165	11,659
Interest expense	1,091	1,153	1,250	1,140
Total expenses	24,814	19,450	25,854	36,556

Loss from continuing operations before income taxes	(8,361)	(5,285)	(9,675)	(21,555)
Tax (benefit) provision from continuing operations	(665)	(1,230)	(1,689)	2,612
Loss income from continuing operations	(7,696)	(4,055)	(7,986)	(24,167)

Discontinued Operations
Loss from discontinued operations before income taxes (1)	(179)	(11)	(4,400)	(113)
Tax provision from discontinued operations	3	—	—	7
Loss from discontinued operations	(182)	(11)	(4,400)	(120

Net Loss	$(7,878)	$(4,066)	$(12,386)	$(24,287)

Loss per share from continuing operations
Basic	$(4.55)	$(2.39)	$(4.68)	$(14.19)
Diluted	$(4.55)	$(2.39)	$(4.68)	$(14.19)
Loss per share from discontinued operations
Basic	$(0.11)	$(0.01)	$(2.58)	$(0.07)
Diluted	$(0.11)	$(0.01)	$(2.58)	$(0.07)
Loss per share
Basic	$(4.66)	$(2.40)	$(7.26)	$(14.26)
Diluted	$(4.66)	$(2.40)	$(7.26)	$(14.26)
Weighted average shares outstanding:
Basic	1,691	1,700	1,705	1,706
Diluted	1,691	1,700	1,705	1,706

(1)	Includes $4.6 million related to the proposed settlement of litigation involving the New York self-insured groups in the quarter ended September 30, 2010.

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

2009	Quarter Ended
	March 31	June 30	September 30	December 31
Revenues
Net premiums earned	$21,142	$22,567	$17,324	$19,491
Investment income	3,253	2,788	3,534	6,728
Total revenues	24,395	25,355	20,858	26,219

Expenses
Losses and loss adjustment expenses	17,085	17,804	17,193	29,572
Policy acquisition costs	3,969	4,170	3,851	3,727
General and administrative expenses... (1).	8,722	6,085	6,374	10,657
Severance and other charges	5,477	—	—	—
Interest expense	900	886	952	1,060
Total expenses	36,153	28,945	28,370	45,016

Loss from continuing operations before income taxes	(11,758)	(3,590)	(7,512)	(18,797)
Tax (benefit) provision from continuing operations	(3,336)	(1,498)	7,736	613
Loss from continuing operations	(8,422)	(2,092)	(15,248)	(19,410)

Discontinued Operations
(Loss) income from discontinued operations before income taxes	71	(432)	(582)	(5)
Tax (benefit) provision from discontinued operations	38	(148)	1,171	(347)
(Loss) income from discontinued operations	33	(284)	(1,753)	342

Net Loss	$(8,389)	$(2,376)	$(17,001)	$(19,068)

Loss per share from continuing operations
Basic	$(5.08)	$(1.26)	$(9.06)	$(11.52)
Diluted	$(5.08)	$(1.26)	$(9.06)	$(11.52)
Loss per share from discontinued operations
Basic	$0.02	$(0.17)	$(1.04)	$0.20
Diluted	$0.02	$(0.17)	$(1.04)	$0.20
Loss per share
Basic	$(5.06)	$(1.43)	$(10.10)	$(11.32)
Diluted	$(5.06)	$(1.43)	$(10.10)	$(11.32)
Weighted average shares outstanding:
Basic	1,662	1,678	1,685	1,687
Diluted	1,662	1,678	1,685	1,687

(1)  Includes $2.7 million related to goodwill impairment in the quarter ended December 31, 2009.

Note 24.   Subsequent Events

Exiting the New York/New Jersey Market

The Company has informed the New York State Department of Insurance and the New Jersey Division of Banking and Insurance that it intends to withdraw from the workers’ compensation insurance market in those states through a program of policy non-renewals. Commencing April 1, 2011, the Company will non-renew policies written in New York that renew on or after April 1, 2011, and commencing on June 1, 2011, the Company will non-renew policies written in New Jersey that renew on or after June 1, 2011. In addition, the Company has ceased issuing any new policies in New York or New Jersey.

As a result of this program, the Company implemented a plan to reduce its existing workforce. This reduction affects 19% of the Company’s consolidated workforce, or a total of 27 positions, all of which are located in the Company’s Poughkeepsie, New York office. The Company notified its employees on January 26, 2011, and the reduction in workforce is scheduled to occur through June 1, 2011.

In connection with the workforce reduction, the Company recorded a charge in the first quarter of 2011 of approximately $0.6 million associated with one-time termination benefits, primarily related to severance, health insurance costs and other employment benefits.

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

Modification of Trust Preferred Debt Covenants

On March 3, 2011, the Company successfully completed its solicitation of consent to the amendments and execution of the Supplemental Indenture and Amendment related to the Company’s Trust Preferred Securities.  The successful completion of the solicitation of consent satisfied one of the conditions of the previously announced amalgamation between the Company and Bayside described in under the heading Previously Announced Acquisition of Majestic Capital in Note 1.

The Supplemental Indenture and Amendment modifies certain events of default and other covenants contained in the governing documents of the Trust Preferred Securities as follows:

•	defines the term “Premium Volume” as used to determine if an event of default has occurred; and
•	eliminates the downgrade of an A.M. Best rating below B- or the withdrawal of an A.M. Best rating as an event of default.

Termination of the Bayside Amalgamation Agreement

On March 21, 2011, Bayside terminated the previously announced merger agreement between Bayside and the Company.  Bayside cited a material deterioration in the Company’s surplus, an inability to secure regulatory approval for the merger, and a failure to satisfy the closing condition with respect to the termination of the Company’s lease for office space in Poughkeepsie, New York on terms acceptable to Bayside.  Certain circumstances surrounding the termination of the Bayside agreement were not met, therefore the Company is neither required to pay a termination fee to Bayside nor reimburse Bayside for expenses incurred in connection with the previously announced amalgamation.

Conservation of Majestic Insurance Company

The CA DOI applied to the Superior Court of San Francisco County, California (the Conservation Court) for an order placing Majestic Insurance into a statutory conservation proceeding on April 21, 2011.  Upon the execution of the order of conservation, the Insurance Commissioner of the State of California (the Commissioner) took over the operations of Majestic Insurance. The court order grants the Commissioner a broad range of discretionary authority, and will provide the Commissioner the ability to, among other things, conduct the business of Majestic Insurance, dispose of any or all of the assets and liabilities of Majestic Insurance, and act in all ways and exercise all powers necessary for the purpose of carrying out the court order.

The CA DOI cites the following reasons for the statutory conservation of Majestic Insurance:  (1) the Termination of the Bayside Amalgamation Agreement described above, as the Company will not benefit from the financial condition, reputation and regulatory and rating agency standing of Lancer, the affiliated insurance company of Bayside; (2) the findings of the CA DOI examination of Majestic Insurance indicate that Majestic Insurance’s carried statutory loss reserves at December 31, 2010 are understated by $41 million, which if recorded, would result in the failure of Majestic Insurance to meet minimum regulatory requirements; (3) the continuing material deterioration of the financial condition of Majestic Insurance due to ongoing operating losses; (4) the potential impact on Majestic Insurance of the ongoing regulatory and litigation issues faced by its affiliates, Majestic Capital, CRM; and CRM CA and (5) the possibility that Majestic Capital and its non-insurance subsidiaries could seek protection under applicable United States and Bermuda bankruptcy and other similar laws.

The CA DOI has further informed management that in conjunction with the statutory conservation, it intends to structure a comprehensive plan for the rehabilitation of Majestic Insurance that will include the transactions described below in AmTrust Non-Binding Letter of Intent and Term Sheet.  The comprehensive rehabilitation plan will be subject to approval by the Conservation Court.

AmTrust Non-Binding Letter of Intent and Term Sheet

On March 21, 2011, Majestic Insurance entered into a non-binding letter of intent with AmTrust by which:

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

•	AmTrust would assume 100% of Majestic Insurance’s loss reserves through a loss portfolio transfer (LPT) as discussed below;
•	AmTrust would assume 100% of Majestic Insurance’s in-force business through a 100% quota share agreement (100% Quota Share) as discussed below;
•	The rights to renew Majestic Insurance’s expiring book of business would be transferred to AmTrust; and
•	Certain of Majestic Insurance’s other insurance liabilities, operating assets and other contractual obligations would be transferred to AmTrust.

Provisions of the LPT include:  (1) AmTrust assuming the gross reserves for the loss and loss adjustment expenses of Majestic Insurance which are carried at $314.5 million at December 31, 2010; and (2) AmTrust assuming the related reinsurance recoverables which are carried at $130.4 million at December 31, 2010; and (3) Majestic Insurance transferring cash and securities equal to the net reserves transferred under the LPT and an additional $26 million to AmTrust.  The additional $26 million represents the transaction value that AmTrust has attributed to the exposure to potential adverse development in excess of the carried reserves that it will assume in the LPT.  This amount gave considerations to the loss reserve deficiency indicated by the CA DOI.

Provisions of the 100% Quota Share include AmTrust’s assumption from Majestic Insurance of:  (1) all liabilities under the in-force workers’ compensation policies issued by Majestic Insurance.  This assumption includes, but is not limited to Majestic Insurance’s unearned premiums which are carried at $9.6 million at December 31, 2010; (2) all quota share and excess of loss reinsurance agreements of Majestic Insurance, including prepaid reinsurance, which is carried at $2.2 million at December 31, 2010; and (3) all other liabilities arising under any other insurance policy issued by Majestic Insurance, including the run-off USL&H policies issued by Majestic Insurance.  The assumption of the non-workers’ compensation insurance liabilities of Majestic by AmTrust is subject to certain limitations that will be agreed upon prior to closing of the transaction.

On March 30, 2011, Majestic entered into a term sheet with AmTrust and the CA DOI which contained additional terms of the contemplated transactions.  The term sheet was non-binding except for binding provisions relating to access by AmTrust to personnel, properties, books and records of Majestic Insurance for due diligence purposes, confidentiality and exclusivity.  Under the exclusivity provision, Majestic Insurance granted AmTrust an exclusivity period until the earlier of June 20, 2011, the commencement of a conservation proceeding or termination of the term sheet.

The transactions contemplated by the letter of intent and the term sheet are subject to negotiation and execution of definitive agreements and approval by the California Department of Insurance and Conservation Court as described above in Conservation of Majestic Insurance Company.  The proposed transactions between Majestic Insurance and AmTrust are not expected to yield any monetary benefits to the shareholders of the Company.  Accordingly, there is substantial doubt surrounding the Company’s ability to continue as a going concern as described under the heading Going Concern in Note 1.

Prior to the regulatory approval of the transactions, Majestic Insurance will continue to participate in the  fronting arrangement with AmTrust described under the heading Assumed Reinsurance in Note 12 and will continue to arrange for workers’ compensation insurance policies to be underwritten by the AmTrust group companies and reinsured by Majestic Insurance.

A.M. Best Downgrade

On March 25, 2011, A.M. Best downgraded the financial strength rating of Majestic Insurance to B (Fair) from B++ (Good).  In addition, A.M. Best downgraded the debt ratings of Majestic USA and Embarcadero to “ccc+” from “b+.”  The status for all ratings was revised to under review with negative implications from under review with developing implications.

These ratings actions reflect A.M. Best’s concern over the termination of the aforementioned amalgamation of the Company with Bayside, the Company’s continued deterioration in its overall earnings and the material deterioration in the Company’s surplus.  In addition, A.M. Best’s concerns were further compounded by the possible conservation of Majestic Insurance by the CA DOI and the related rehabilitation plan, taken in conjunction with the proposed transactions described above in AmTrust Non-Binding Letter of Intent and Term Sheet.

Majestic Capital, Ltd.
Notes to Consolidated Financial Statements

The financial strength rating of Majestic Insurance and the debt ratings of Majestic USA and Embarcadero will remain under review with negative implications concerning the conservation of Majestic Insurance and execution of the rehabilitation plan by the CA DOI and the determination of bankruptcy proceedings of Majestic Capital and its non-insurance subsidiaries.

Violation of Letter of Credit Covenant

The Comerica Credit Facility described in Note 13 has various financial covenants, one of which requires Majestic Insurance to maintain an A.M. Best rating of at least B++.  As described above in A.M. Best Downgrade, On March 28, 2011, the financial strength rating of Majestic Insurance was downgraded from B++ to B.  Therefore, Majestic Insurance is in violation of certain of its debt covenants which could result in Comerica terminating the secured credit facility.

On March 31, 2011, Majestic Insurance notified Comerica of its default under the terms of the Comerica Credit Facility – specifically non-compliance with financial covenants due to the A.M. Best downgrade.  Comerica has indicated that it would not terminate the Comerica Credit Facility due to the pending transactions described in the AmTrust Non-Binding Letter of Intent and Term Sheet and the fact that the credit facility is fully collateralized by the invested assets of Majestic Insurance.

Termination of Policy Administration Operating Lease and Call on Letter of Credit

On April 4, 2011, the Company received notification from a lessor that an event of default under its operating lease had occurred and that the lessor had terminated the PAS lease.  The lessor cited the A.M. Best downgrades of the Company’s financial strength and debt ratings described above in A.M. Best Downgrade as a material adverse change in the financial condition of the Company.

In conjunction with the termination of the lease, the lessor drew down $8.0 million against the Majestic Insurance Comerica Letter of Credit on March 31, 2011.  This amount represents the approximation of the original encumbrance capital costs paid by the lessor, including penalties due as stipulated by the PAS lease agreement.  Accordingly, the Company recorded an $8.0 million charge in severance and other charges in the fourth quarter of 2010 as described under the heading Policy Administration System Operating Lease and Acceleration of Related Expenses in Note 4.

Restrictions on Twin Bridges License by the Bermuda Monetary Authority

On April 8, 2011, the Company received notification from the BMA that in light of the termination of the Bayside amalgamation, the conservation and rehabilitation of Majestic Insurance by the CA DOI and the possibility that Majestic Capital and its non-insurance subsidiaries could seek protection under applicable United States and Bermuda bankruptcy and other similar laws, it was placing the following restrictions on Twin Bridges effective immediately:

•	Twin Bridges may not, without obtaining prior written approval of the BMA effect any contracts of insurance or reinsurance, and
•	Twin Bridges may not, without obtaining prior written approval of the BMA, declare and/or pay any dividends and/or make any capital contributions to its parent or its affiliates.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

For the year ended December 31, 2010, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer, who is also our Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer, who is also our Chief Financial Officer have concluded that our disclosure controls and procedures are effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (2) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, who is also our Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, our internal control over financial reporting is effective using those criteria.

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

The information called for by this item and not provided herein is incorporated by reference to our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010. If such proxy statement is not filed on or before April 30, 2011, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this item and not provided herein is incorporated by reference to our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010. If such proxy statement is not filed on or before April 30, 2011, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	23,075	(1)	—	59,953	(2)(3)
Equity compensation plans not approved by security holders	—		—	—
Total	23,075	(1)	—	59,953	(2)(3)

(1)
The number of securities to be issued upon the exercise of outstanding options, warrants and rights are exclusively restricted shares. These awards are not reflected in column (b) as they do not have any exercise price.

(2)
As of December 31, 2010, there were 59,497 shares remaining of a total of 150,000 authorized under the 2005 Long-Term Incentive Plan. Included in the 59,497 shares are 13,463 shares forfeited by former employees of the Company. No more than 100,000 shares may be issued under the 2005 Long-Term Incentive Plan upon the exercise of incentive stock options under the plan.

(3)	As of December 31, 2010, there were 456 shares remaining of a total of 20,000 authorized under the 2007 Employee Stock Purchase Plan.

The information called for by this item and not provided herein is incorporated by reference to our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010. If such proxy statement is not filed on or before April 30, 2011, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item and not provided herein is incorporated by reference to our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010. If such proxy statement is not filed on or before April 30, 2011, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item and not provided herein is incorporated by reference to our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010. If such proxy statement is not filed on or before April 30, 2011, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.      Financial Statements

The following financial statements of Majestic Capital, Ltd. have been included in Part II, Item 8 hereof:

Financial Statements	Page:
Reports of Independent Registered Public Accounting Firms	96-97

Consolidated balance sheets as of December 31, 2010 and 2009	98

Consolidated statements of income and comprehensive loss for the years ended December 31, 2010, 2009, and 2008
99
Consolidated statements of changes in shareholders’ and members’ equity for the years ended December 31, 2010, 2009, and 2008
100
Consolidated statements of cash flows for the years ended December 31, 2010, 2009, and 2008
101
Notes to consolidated financial statements	102-147

2.      Financial Statement Schedules

The following financial statements schedules are filed as part of this report.

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is provided elsewhere in the consolidated financial statements.

Exhibits

		Incorporation by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Reorganization Agreement, by and among the Company, Compensation Risk Managers, LLC, Compensation Risk Managers of California, LLC, EIMAR, L.L.C., Twin Bridges, the individuals named therein and Village Holdings, LLC, dated December 7, 2005	S-1/A	333-128424	2.1	12/7/2005

2.2	Stock Purchase Agreement, dated September 8, 2006, by and among Embarcadero, the shareholders of Embarcadero, the Company, and CRM USA Holdings Inc.	8-K	001-32705	2.1	9/11/06

2.3	Amendment No. 1, dated November 14, 2006, to the Stock Purchase Agreement dated September 8, 2006, by and among Embarcadero, the shareholders of Embarcadero, the Company, and CRM USA Holdings Inc.	8-K	001-32705	2.1	11/14/06

2.4	Agreement and Plan of Merger and Amalgamation, dated September 21, 2010, by and among Bayside Capital Partners LLC, Majestic Acquisition Corp. and Majestic Capital, Ltd.	8-K	001-32705	2.1	9/21/10

2.5	Amendment No. 1 to Agreement and Plan of Merger and Amalgamation, dated October 13, 2010, by and among Bayside Capital Partners LLC, Majestic Acquisition Corp. and Majestic Capital, Ltd.	10-Q	001-32705	2.1	11/3/10

3.1	Memorandum of Association of the Company	S-1	333-128424	3.1	9/19/05

3.2	Bye-Laws of the Company	S-1	333-128424	3.2	9/19/05

3.3	Amended and Restated Bye-Laws of the Company	S-1/A	333-128424	3.3	12/7/05

4.1	Specimen Common Share Certificate	S-1/A	333-128424	4.1	12/20/05

4.2	Amended and Restated Declaration of Trust, dated as of November 14, 2006, among CRM USA Holdings, CRM Holdings, the Trust, The Bank of New York Delaware, as Delaware trustee, The Bank of New York Trust Company, National Association, as institutional trustee, and the administrators named therein, including the form of trust preferred securities which is an exhibit thereto.	8-K	001-32705	4.1	11/14/06

4.3	Indenture, dated as of November 14, 2006, between CRM USA Holdings and The Bank of New York Trust Company, National Association, as trustee, including the form of debenture which is an exhibit thereto.	8-K	001-32705	4.2	11/14/06

4.4	Guarantee Agreement, dated as of November 14, 2006, between CRM Holdings and The Bank of New York Trust Company, National Association, as trustee.	8-K	001-32705	4.3	11/14/06

4.5	Guarantee Agreement, dated as of November 14, 2006, between CRM USA Holdings and The Bank of New York Trust Company, National Association, as trustee. Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on November 14, 2006.	8-K	001-32705	4.4	11/14/06

4.6	Supplemental Indenture, dated March 3, 2011, between Majestic USA Capital, Inc., Majestic Capital, Ltd. and The Bank of New York Mellon Trust Company, National Association.	8-K	001-32705	4.1	3/3/11

4.7	Amendment No. 1, dated March 3, 2011, to the Amended and Restated Declaration of Trust of CRM USA Holdings Trust I, by and among CRM USA Holdings Trust I, BNY Mellon Trust of Delaware, The Bank of New York Mellon Trust Company, National Association, Majestic USA Capital, Inc. and Majestic Capital, Ltd.	8-K	001-32705	4.2	3/3/11

10.1	Senior Debt Security Agreement of Embarcadero Insurance Holdings, Inc., dated May 22, 2003.	S-1	333-139741	10.2	12/29/06

10.2	Lease Agreement between Oakwood Partners L.L.C. and Compensation Risk Managers, LLC, dated August 5, 2005.	S-1	333-128424	10.4	9/19/05

10.3	Amendment to Agreement of Lease dated August 5, 2007, dated as May 24, 2007, between Oakwood Partners, L.L.C. and Compensation Risk Managers, LLC.	8-K	001-32705	10.1	5/31/07

10.4†	License and Service Agreement, dated August 27, 2008, between Majestic Insurance Company and Fiserv Insurance Solutions, Inc.	10-Q	001-32705	10.1	11/7/08

10.5	Employment Agreement between the Company and Louis J. Viglotti, dated November 22, 2005	S-1/A	333-128424	10.15	12/7/05

10.6	Employment Agreement between the Company and James J. Scardino, dated May 5, 2009	8-K/A	001-32705	10.1	9/4/09

10.7	Employment Agreement between the Company and Joseph F. Taylor, dated May 5, 2009	8-K/A	001-32705	10.1	12/1/09

10.8	Employment Agreement between the Company and Chester J. Walczyk, dated January 1, 2010	8-K	001-32705	10.1	12/30/09

10.9	Employment Agreement between the Company and Robert Polansky, dated December 8, 2006	S-1	333-139741	10.19	12/29/06

10.10	Separation Agreement, dated December 19, 2006 between the Company and Martin D. Rakoff	8-K	001-32705	10.1	12/28/06

10.11	Separation Agreement, dated March 13, 2009, between the Company and Daniel G. Hickey, Jr.	8-K	001-32705	10.1	3/16/09

10.12	2005 Long-Term Incentive Plan	S-1/A	333-128424	10.13	12/7/05

10.13	2007 Employee Stock Purchase Plan	10-Q	001-32705	10.1	5/4/07

10.14	Third Amendment to Agreement of Lease dated August 5, 2007, dated as September 1, 2010, between Oakwood Partners, L.L.C. and Majestic USA Capital, Inc.	8-K	001-32705	10.1	9/16/10

10.15	License Agreement, dated as September 1, 2010, between Oakwood Partners, L.L.C., Majestic USA Capital, Inc. and CRM USA Holdings, Inc.	8-K	001-32705	10.2	9/16/10

10.16	Termination of Employment Agreement dated May 5, 2009, dated November 1, 2010, by and between Majestic Capital, Ltd. and James Scardino	8-K	001-32705	10.1	11/3/10

10.17	Termination of Employment Agreement dated January 1, 2010, dated November 1, 2010, by and between Majestic Capital, Ltd. and Chester J. Walczyk	8-K	001-32705	10.2	11/3/10

21.1	List of subsidiaries of the Company.					X

23.1	Consent of Ernst & Young, LLP					X

23.2	Consent of Johnson Lambert & Co. LLP					X

24.1	Power of Attorney					X

31.1	Certification of Chief Executive Officer and Chief Financial pursuant to Rule 13a-14(a) of the Exchange Act	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

†
Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities and Exchange Act, as amended. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

Majestic Capital, Ltd. and Subsidiaries
Schedule I - Summary of Investments-Other Than Investments in Related Parties
December 31, 2010

Type of Investment	Amortized Cost	Fair Value	Amount at which shown on Balance Sheet
	(Dollars in thousands)
Fixed Maturities:
Bonds:
United States Government and government sponsored agency securities	$41,717	$42,594	$	,42,594
States, municipalities and political subdivisions	81,478	82,406		82,406
Mortgage-backed securities	45,001	45,147		45,147
All other corporate bonds	87,355	89,399		89,399
Total fixed maturities	255,551	259,546		259,546

Equity securities:
Common stocks	—	—		—
Preferred stocks	—	—		—
Total equity securities	—	—		—

Other long-term investments	—	—		—
Short-term investments	3,781	3,781		3,781

Total investments	$259,332	$263,327		$263,327

Majestic Capital, Ltd. (Parent Only)
Schedule II – Condensed Financial Statements
Condensed Balance Sheets

	December 31,
	2010	2009
	(Dollars in thousands)
Assets
Cash and cash equivalents	$42	$504
Investments in wholly-owned subsidiaries	9,165	56,256
Amounts due from subsidiaries	3,450	3,867
Other assets	—	148
Total assets	$12,657	$60,775

Liabilities and shareholders’ equity
Other liabilities	$819	$764
Total liabilities	819	764

Common shares
Authorized 5 billion shares; $1.00 par value per share;
1.7 million common shares issued and outstanding;	167	165
0.04 million Class B shares issued and outstanding	4	4
Additional paid-in capital	71,499	71,057
Retained deficit	(59,832)	(11,215)
Total shareholders’ equity	11,838	60,011
Total liabilities and shareholder’s equity	$12,657	$60,775

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

Majestic Capital, Ltd. (Parent Only)
Schedule II – Condensed Financial Statements
Condensed Statements of Operations

	Years ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Revenues
Investment (loss) income	$(8)	$(7)	$103

Total (losses) revenues	(8)	(7)	103

Expenses
General and administrative expenses	3,852	3,285	2,360

Total expenses	3,852	3,285	2,360

Loss before taxes and equity in losses of subsidiaries	(3,860)	(3,292)	(2,257)

Provision for income taxes	—	—	—

Loss before equity in losses of subsidiaries	(3,860)	(3,292)	(2,257)

Equity in (losses) earnings of subsidiaries	(44,757)	(43,542)	761

Net loss	$(48,617)	$(46,834)	$(1,496)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

Majestic Capital, Ltd. (Parent Only)
Schedule II – Condensed Financial Statements
Condensed Statements of Cash Flows

	Years ended December 31,
	2010	2009	2008
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,617)	$(46,834)	$(1,496)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Equity in losses (earnings) of subsidiaries	44,757	43,542	(761)
Amortization of unearned compensation, restricted stock	450	1,260	1,420
Dividends received from wholly-owned subsidiaries	—	—	35,500
Changes in:
Other accrued expenses	56	268	(273)
Other assets	148	(90)	4
Net cash (used in) provided by operating activities	(3,206)	(1,854)	34,394

CASH FLOWS FROM INVESTING ACTIVITIES
Return of capital from wholly-owned subsidiaries	9,000	6,000	5,200
Capital contributions to wholly-owned subsidiaries	(6,666)	(4,008)	(43,114)
Net cash provided by (used in) investing activities	2,334	1,992	(37,914)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares – share-based compensation	2	75	190
Retirement of common shares – share-based compensation	(9)	(18)	(57)
Decrease (increase) in amounts due from wholly-owned subsidiaries	417	(1,214)	394
Net cash provided by (used in) financing activities	410	(1,157)	527
Net decrease in cash	(462)	(1,019)	(2,993)

Cash and cash equivalents
Beginning	504	1,523	4,516
Ending	$42	$504	$1,523

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

Majestic Capital, Ltd. (Parent Only)
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

3.	Dividends and Distribution of Capital from Subsidiaries

During the years ended December 31, 2010, 2009, and 2008, Twin Bridges paid dividends and distributed capital to Majestic Capital in aggregate amounts of $9.0 million, $6.0 million and $40.7 million, respectively.

Majestic Capital, Ltd. and Subsidiaries
Schedule III — Supplementary Insurance Information

Years ended December 31,

	Deferred policy acquisition costs	Future policy benefits, losses and loss expenses	Unearned premiums	Other policy claims and benefits payable	Earned premiums	Net investment income,	Benefits, claims, losses and loss adjustment expenses incurred	Amortization of policy acquisition costs	Other operating expenses	Premiums written
	(Dollars in thousands)

2010	$1,573	$314,537	$9,622	$—	$51,194	$11,719	$51,188	$12,605	$18,850	$53,929

2009	$758	$317,497	$10,599	$—	$80,524	$16,217	$81,654	$15,717	$20,707	$83,297

2008	$1,084	$245,618	$13,090	$—	$121,942	$13,695	$85.506	$20,040	$20,096	$124,873

Majestic Capital, Ltd. and Subsidiaries
Schedule IV — Reinsurance

Years ended December 31,

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(Dollars in thousands)
Workers’ Compensation Insurance:

2010	$94,913	$(46,405)	$2,686	$51,194	5.2%

2009	$153,407	$(75,069)	$2,186	$80,524	2.7%

2008	$164,667	$(43,004)	$279	$121,942	0.2%

CRM Holdings, Ltd. and Subsidiaries
Schedule V — Valuation and Qualifying Accounts

Years ended December 31,

Description	Balance at beginning of period	Additions	Deductions	Balance at end of period
	(Dollars in thousands)

2010	$1,949	$838	$1,164	$1,623

2009	$1,174	$2,424	$1,649	$1,949

2008	$203	$2,317	$1,346	$1,174

CRM Holdings, Ltd. and Subsidiaries
Schedule VI — Supplemental Information Concerning Insurance Operations

Years ended December 31,

							Loss and loss
		Reserve for					adjustment			Paid claims
	Deferred	losses and					expenses		Amortization	and
	policy	loss		Unearned		Net	related to:		of policy	claim
	acquisition	adjustment	Discount	Reinsurance	Earned	investment	Current	Prior	acquisition	adjustment	Premiums
	costs	Expenses	reserves	Premiums	premiums	income	Year	year	costs	expenses	written

2010	$1,573	$314,537	$—	$9,622	$51,194	$11,719	$48,362	$2,826	$12,605	$67,225	$53,929

2009	$758	$317,497	$—	$10,599	$80,524	$16,217	$75,826	$5,828	$15,717	$65,854	$83,297

2008	$1,084	$245,618	$—	$13,090	$121,942	$13,695	$91,140	$(5,634)	$20,040	$48,750	$124,873

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRM Holdings, Ltd.

/s/ James J. Scardino
James J. Scardino
Chief Executive Officer

Dated: April 21, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James J. Scardino	Chief Executive Officer and Acting Chief Financial Officer	April 21, 2011
James J. Scardino

/s/ Daniel G. Hickey, Sr.	Director	April 21, 2011
Daniel G. Hickey, Sr.

/s/ David M. Birsner	Director	April 21, 2011
David M. Birsner

/s/ Keith S. Hynes	Chairman of the Board of Directors	April 21, 2011
Keith S. Hynes

/s/ Charles I. Johnston	Director	April 21, 2011
Charles I. Johnston

/s/ Philip J. Magnarella	Director	April 21, 2011
Philip J. Magnarella

/s/ Salvatore A. Patafio	Director	April 21, 2011
Salvatore A. Patafio

/s/ Louis Rosner	Director	April 21, 2011
Louis Rosner